Form 10-K
period 2013-12-31
CELGENE CORP /DE/
filed 2014-02-13
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second quarter, was $48,096,964,775 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.
There were 406,020,079 shares of Common Stock outstanding as of February 7, 2014.
Documents Incorporated by Reference
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part II, Item 5.(d)	Equity Compensation Plan Information.
Part III, Item 10.	Directors, Executive Officers and Corporate Governance.
Part III, Item 11.	Executive Compensation.
Part III, Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Part III, Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Part III, Item 14.	Principal Accountant Fees and Services.

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS
Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.  We are dedicated to innovative research and development designed to bring new therapies to market and we are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas including intracellular signaling pathways, protein homeostasis and epigenetics in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies. Celgene Corporation was incorporated in the State of Delaware in 1986.
Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), ISTODAX® and azacitidine for injection (generic version of VIDAZA®). Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing agreements.
We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates.  REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and European Union for indications in multiple myeloma based on phase II and phase III results, respectively, and additional phase III trials are underway with POMALYST®/IMNOVID® in relapsed refractory multiple myeloma. Phase III trials are also underway for VIDAZA® and CC-486 in MDS and acute myeloid leukemia (AML) and ISTODAX® in first-line peripheral T-cell lymphoma (PTCL).  In solid tumors, we are evaluating ABRAXANE® in phase III trials for breast, pancreatic and non-small cell lung cancers.  Our lead product candidate in inflammation and immunology, OTEZLA® (apremilast), is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis and ankylosing spondylitis.
In addition to our phase III programs, we have a growing early-to-mid-stage pipeline of novel therapies to address significant unmet medical needs consisting of in-house developed compounds, compounds licensed from other companies and compounds we have options to acquire from collaboration partners.
We believe that continued use of our primary commercial stage products, ongoing internal and external collaborative research and development efforts, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

COMMERCIAL STAGE PRODUCTS
REVLIMID® (lenalidomide):    REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma (MM), in combination with dexamethasone, in patients who have received at least one prior therapy	* United States * European Union * Japan * Other international markets
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	* United States * Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	* European Union (Approved June 2013)
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	* Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib.	* United States (Approved June 2013)
REVLIMID® is distributed in the United States through contracted pharmacies under the REVLIMID® Risk Evaluation and Mitigation Strategy (REMS) program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local authorities' specifications to provide for the safe and appropriate distribution and use of REVLIMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.
REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, various lymphomas, CLL, other cancers and other diseases.
VIDAZA® (azacitidine for injection):  VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.  VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network and is marketed in the United States for the treatment of all subtypes of MDS.  The U.S. regulatory exclusivity for VIDAZA® expired in May 2011.  As the result of the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA® in the fourth quarter of 2013. In 2013, we also contracted with Sandoz AG to sell a generic version of VIDAZA®, which we supply. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS, chronic myelomonocytic leukemia with 10% to 29% marrow blasts without myeloproliferative disorder, as well as AML with 20% to 30% blasts and multi-lineage dysplasia and has been granted orphan drug designation for the treatment of MDS and AML.  Regulatory exclusivity for VIDAZA® is expected to continue in Europe through 2018.

ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension):  ABRAXANE® is a solvent-free chemotherapy product which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. ABRAXANE® is approved for the treatment of patients as indicated below:

Disease	Geographic Approvals
Breast Cancer
Metastatic breast cancer, after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. Prior therapy should have included an anthracycline unless clinically contraindicated.
* United States
Metastatic breast cancer in adult patients who have failed first-line treatment for metastatic disease for whom standard, anthracycline containing therapy is not indicated	* European Union
Breast cancer	* Japan * Other international markets
Non-Small Cell Lung Cancer (NSCLC)
Locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy	* United States * Other international markets
NSCLC	* Japan (Approved February 2013)
Metastatic adenocarcinoma of the pancreas, a form of pancreatic cancer, as first line treatment in combination with gemcitabine	* United States (Approved September 2013) * European Union (Approved December 2013)
Gastric cancer	* Japan (Approved February 2013)
During 2013, applications for marketing authorizations for ABRAXANE® for the treatment of patients with advanced pancreatic cancer were also submitted in other countries and regions. ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers.
POMALYST®/IMNOVID®1(pomalidomide): POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® received its first approvals from the U.S. Food and Drug Administration (FDA) and the European Commission (EC) during 2013 for the treatment of patients as indicated below:

Disease	Geographic Approvals
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
* European Union (Approved August 2013)
1 We received FDA approval for pomalidomide under the trade name POMALYST®. We received EC approval for pomalidomide under the trade name IMNOVID®.

POMALYST®/IMNOVID® is also being evaluated in multiple trials in various phases for expanded usage in multiple myeloma and in a phase II trial for systemic sclerosis. POMALYST® is distributed in the United States through contracted pharmacies under the POMALYST REMSTM program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of POMALYST®. Internationally, POMALYST®/IMNOVID® is distributed under mandatory risk-management distribution programs tailored to meet local authorities' specifications to provide for the safe and appropriate distribution and use of POMALYST®/IMNOVID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product is sold through hospitals or retail pharmacies.

THALOMID® (thalidomide):    In combination with dexamethasone, THALOMID® is marketed in the United States for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum (ENL) an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. Thalidomide CelgeneTM in combination with melphalan and prednisone is marketed in the European Union as a first line treatment for patients with untreated multiple myeloma who are aged sixty-five years of age or older or ineligible for high dose chemotherapy.
THALOMID® is distributed in the United States under our THALOMID REMSTM program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® and Thalidomide CelgeneTM are also distributed under mandatory risk-management distribution programs tailored to meet local authorities' specifications to provide for the safe and appropriate distribution and use of THALOMID® and Thalidomide CelgeneTM. These programs may vary by country and, depending upon the country and the design of the risk-management program, the products are sold through hospitals or retail pharmacies.
ISTODAX® (romidepsin):  ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma (CTCL) in patients who have received at least one prior systemic therapy and for the treatment of PTCL in patients who have received at least one prior therapy.  ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, including CTCL and PTCL.
azacitidine for injection (generic version of VIDAZA®): After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we contracted with Sandoz AG to sell azacitidine for injection, which we supply. We recognize net product sales from sales of azacitidine for injection to Sandoz AG.
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
PRECLINICAL AND CLINICAL STAGE PIPELINE
Our preclinical and clinical-stage pipeline of new drug candidates and cell therapies is highlighted by multiple classes of small molecule, therapeutic agents designed to selectively regulate disease-associated genes and proteins. These product candidates are at various stages of preclinical and clinical development.
Oral anti-inflammatory agents:    We are developing novel, orally administered small molecules that specifically target PDE4, an intracellular enzyme that modulates the production of multiple pro-inflammatory and anti-inflammatory mediators including interleukin-2 (IL-2), IL-10, IL-12, IL-23, INF-gamma, TNF-α, leukotrienes and nitric oxide synthase. OTEZLA® (apremilast), our lead product candidate in inflammation and immunology, has demonstrated statistically significant and clinically meaningful benefits in recent phase III trials in the treatment of psoriasis (ESTEEM 1 and 2 trials), previously treated psoriatic arthritis (PALACE 1, 2 and 3 trials) and psoriatic arthritis in treatment-naïve patients (PALACE 4 trial). OTEZLA® (apremilast) is also being evaluated in a phase III trial for ankylosing spondylitis and a phase II trial for Behçet's disease has recently been completed.
Next generation of thalidomide analogues: CC-122 and CC-220 represent novel compounds that are in phase I clinical trials for hematological and solid tumor cancers. They have been differentiated from previous compounds and have been developed based on our scientific understanding of thalidomide mechanism of action and protein homeostasis.
Cellular therapies:    At CCT we are conducting research with stem cells derived from the human placenta as well as from the umbilical cord. CCT is our research and development division dedicated to fulfilling the promise of cellular technologies by developing products and therapies to significantly benefit patients. Our goal is to develop proprietary cell therapy products for the treatment of unmet medical needs.
Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases that lack adequate therapy. We have developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, auto-immune diseases, and other inflammatory diseases.
We are developing our cellular therapies, PDA-001 (IV formulation) and PDA-002 (IM/SC injectable formulation), with the initiation of phase I safety and dose finding studies for Crohn’s disease and peripheral arterial diseases. We are also continuing research to define the potential of placental-derived stem cells and to characterize other placental-derived products.
CC-486:    We have initiated two phase III trials of CC-486 that are currently enrolling to evaluate CC-486 in the treatment of MDS and AML. In addition, a phase I trial of CC-486 for the treatment of solid tumors is currently in progress.

Sotatercept (ACE-011) and ACE-536:   We have collaborated with Acceleron Pharma, Inc. (Acceleron) to develop sotatercept and ACE-536 to treat anemia in patients with rare blood disorders. Several phase II trials are in progress to evaluate the use of sotatercept or ACE-536 in the treatment of anemia in patients with rare blood disorders and chronic kidney disease, beta-thalassemia and MDS.
mTOR pathway inhibitors: CC-223 and CC-115 target the important cancer pathway that is dysregulated in a large proportion of cancers. In particular, activity is being investigated in lymphomas, hepatocellular and prostate cancers in phase I/II trials.
Epigenetics: The current insights into molecular regulation of genetic information (Epigenetics) has the potential to transform human diseases. Celgene has two epigenetic modifiers on the market, VIDAZA® and ISTODAX®. In addition, we are collaborating with Epizyme Inc. (Epizyme) to develop EPZ-5676 for AML.
CC-292: CC-292 is in phase I clinical trials for the treatment of CLL and lymphomas. CC-292 is also in phase II combination studies with REVLIMID® and Rituxan in CLL’s.
PRODUCT DEVELOPMENT
We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to $2.226 billion in 2013, $1.724 billion in 2012 and $1.600 billion in 2011. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.
Phase I Clinical Trials
Phase I clinical trials begin when regulatory agencies allow initiation of clinical investigation of a new drug or product candidate and usually involve up to 80 healthy volunteers or subjects. The trials study a drug's safety profile, and may include a preliminary determination of a drug or product candidate's safe dosage range. The phase I clinical trial also determines how a drug is absorbed, distributed, metabolized and excreted by the body, and therefore the potential duration of its action. Phase I clinical trials generally take from one to three years to complete.
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
Phase III Clinical Trials
Phase III clinical trials are typically controlled multi-center trials that involve a larger target patient population that normally consists of from several hundred to several thousand subjects to ensure that study results are statistically significant. During phase III clinical trials, physicians monitor subjects to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate all of the clinical data necessary to submit an application for marketing approval to regulatory agencies. Phase III testing varies by disease state, but can often last from two to seven years.
Regulatory Review
If a product candidate successfully completes phase III clinical trials and is submitted to governmental regulators, such as the FDA in the United States or the EC in the European Union, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or treatment indications will be consistent across geographic areas.
The current stage of development of our commercial stage products and new drug candidates in various areas of research are outlined in the following table:

Area of Research		Status	Entered Current Status
Multiple Myeloma (MM)
REVLIMID®	Relapsed/refractory	Post-approval research[1]	2006
	Newly diagnosed	Phase III	2008
	Maintenance	Phase III	2004
POMALYST®/IMNOVID®	Relapsed/refractory[2]	Post-approval research[1]	February 2013
THALOMID®/Thalidomide CelgeneTM	Newly diagnosed	Post-approval research[1]	2006
Anti-CD38 Antibody: MOR202[3]	Relapsed/refractory	Phase I	2011

Myelodysplastic Syndromes (MDS)
VIDAZA®	.	Post-approval research[1]	2004
REVLIMID®	Deletion 5q	Post-approval research[1]	2005
	Non-deletion 5q	Phase III	2010
CC-486	Lower-risk	Phase III	May 2013
	Post HSC transplant	Phase I/II	October 2013

Acute Myeloid Leukemia (AML)
VIDAZA®	AML (20%-30% blasts) (EU)	Post-approval research[1]	2008
	AML (>30% blasts) (EU)	Phase III	2010
REVLIMID® & VIDAZA®	.	Phase II	September 2013
CC-486	Post-induction AML maintenance	Phase III	May 2013
	Post HSC transplant	Phase I/II	October 2013
DOT 1L Inhibitor: EPZ-5676[4]	.	Phase I	2012

Area of Research		Status	Entered Current Status
Lymphoma
ISTODAX®	Cutaneous T-cell lymphoma (US)[5]	Post-approval research[1]	2009
	Peripheral T-cell lymphoma: Relapsed/refractory (US)[5]	Post-approval research[1]	2011
	Peripheral T-cell lymphoma: Relapsed/refractory (Japan)	Phase II	March 2013
	Peripheral T-cell lymphoma: First-line	Phase III	January 2013
REVLIMID®	Mantle cell lymphoma: Relapsed/refractory (US)	Post-approval research[1]	June 2013
	Mantle cell lymphoma: Relapsed/refractory (EU)	Phase II	2009
	Diffuse large B-cell: Maintenance	Phase III	2009
	Diffuse large B-cell: Relapsed/refractory	Phase II/III	2010
	Relapsed/refractory indolent lymphoma	Phase III	September 2013
	Follicular lymphoma: First-line	Phase III	2011
	Adult T-cell leukemia-lymphoma (Japan)	Phase II	2012
CC-292	.	Phase I	2012
CC-122	Diffuse large B-cell lymphoma	Phase Ib	January 2014

Chronic Lymphocytic Leukemia (CLL)
REVLIMID®	Maintenance	Phase III	2009
CC-292	.	Phase I	2012

Anemias
sotatercept (ACE-011)[6]	Renal anemia with metabolic bone disease	Phase II	2010
	Diamond blackfan anemia	Phase II	2012
	Beta-thalassemia	Phase II	2012
	MDS	Phase II	2012
ACE-536[6]	Beta-thalassemia	Phase II	January 2013
	MDS	Phase II	January 2013

Solid Tumors
ABRAXANE®	Breast: Metastatic	Post-approval research[1]	2005
	Breast: Metastatic (first-line, triple negative)	Phase II/III	September 2013
	Non-small cell lung: Advanced (first-line) (US, Japan)	Post-approval research[1]	2012
	Pancreatic: Advanced (first-line) (US)	Post-approval research[1]	September 2013
	Pancreatic: Advanced (first-line) (EU)	Post-approval research[1]	December 2013
	Gastric: Metastatic (Japan)[8]	Post-approval research[1,7]	February 2013
CC-223	.	Phase I	2012
CC-115	.	Phase I	2011
CC-122	.	Phase I	2011
CC-486	.	Phase I	2011

Area of Research		Status	Entered Current Status
Anti-Inflammatory
OTEZLA® (apremilast)	Psoriatic arthritis	Regulatory filing and approval	March 2013
	Psoriasis	Regulatory filing and approval	September 2013
	Ankylosing spondylitis	Phase III	2012
	Behçet's disease	Phase II	2009
	Rheumatoid arthritis	Phase II	2010
POMALYST®/IMNOVID®	Systemic sclerosis	Phase II	March 2013
CC-220	.	Phase I	January 2013

Cellular Therapies
PDA-001	Crohn's disease	Phase I	February 2013
PDA-002	Peripheral artery disease/Diabetic foot ulcers	Phase I	June 2013
UCB+HPDSC®	Transplants	Phase I	April 2013
1 Includes Celgene-sponsored and Celgene-supported studies.
2 In the United States, regulatory approval is based on pivotal phase II data; phase III program ongoing.
3 In collaboration with MorphoSys AG.
4 In collaboration with Epizyme.
5 Filing for regulatory approval based on pivotal phase II data.
6 In collaboration with Acceleron Pharma, Inc.
7 For information on approved uses, please refer to approved product labeling.
8 Trial conducted by licensee partner, Taiho Pharmaceuticals Co. Ltd.

PATENTS AND PROPRIETARY TECHNOLOGY
We consider intellectual property protection to be critical to our operations. For many of our products, in addition to compound (e.g., drug substance) and composition (e.g., drug product) patents, we hold polymorph, formulation, methods of treatment or use, and methods of manufacture patents that may extend exclusivity beyond the expiration of the compound patent or composition patent.
Key product exclusivities:
The following table shows the expected expiration dates in the United States and Europe of the last-to-expire period of exclusivity (primary regulatory approval or patent) related to the following drugs:

	U.S.[1]	Europe
REVLIMID® brand drug	2027	2024
(U.S. and European Patent Office (EPO) drug substance patents)
THALOMID® brand drug	2023	2019
(Use and/or drug product patents)
VIDAZA® brand drug	2011	2018
(U.S. and EMA regulatory exclusivities only)
ABRAXANE® brand drug	2026	2022
(U.S. use and EPO use/drug product patents)
ISTODAX® brand drug	2021	*
(U.S. drug substance patents)
POMALYST®/IMNOVID® brand drug	2024[2]	2023[3]
(U.S. use patent)
(EMA regulatory exclusivity)
FOCALIN® brand drug	2015	N/A
(U.S. use patents)
FOCALIN XR® brand drug	2015	2018
(U.S. use patents)
(EPO drug product patent)
OTEZLA® brand drug	2024[4]	2024[5]
_____________________
* Generally, 10 years regulatory exclusivity upon approval of submitted application for an orphan indication.

[1]
The patents covering these drugs include patents listed in the U.S. Orange Book. The date provided reflects the last-to-expire patent as listed in the U.S. Orange Book, which may not be the last date on which all relevant patents (e.g., polymorph and manufacturing patents) expire.

[2]	Application for patent term extension through June 2025 pending.

[3]	Patent application pending, receipt of which would likely extend exclusivity beyond 2023.

[4]	Application for patent term extension of up to five years will be made upon marketing approval.

[5]	Patent grant pending, receipt of which would extend exclusivity through 2024.

The term of individual patents and patent applications will depend upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the date of filing of the patent application although term extensions are available. We may obtain patents for certain products many years before marketing approval is obtained for those products. Because of the limited life of patents, which ordinarily commences prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to obtain patent term extensions upon marketing approval. For example, supplementary protection certificates (SPCs) on some of our products have been granted in a number of European countries, compensating in part for delays in obtaining marketing approval. Also, under the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug may also be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application (NDA) with the FDA, we expect to apply for patent term extensions for patents covering our drug products and their use in treating various diseases.

In most cases, our drugs are also covered in foreign countries by patents and patent applications that correspond to certain of those listed in the U.S. Orange Book. For example, patents related to the active pharmaceutical ingredient, uses and pharmaceutical compositions for most of our drugs have been granted in Europe. Although certain of the patents granted by the regulatory authorities of the European Union may expire at specific dates, patents granted in certain European countries, such as Spain, France, Italy, Germany and the United Kingdom, will extend beyond such European Union patent expiration date due to the SPCs granted in these countries for many of our drugs. The table above may also reflect patents in Europe that relate to certain polymorphic forms of the active pharmaceutical ingredient of our drugs.

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

The existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which could be used to prevent or attempt to prevent us from commercializing the patented product candidates. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or re-examination proceedings (including oppositions and invalidity proceedings) regarding the enforcement or validity of our existing patents or any future patents could invalidate such patents or substantially reduce their protection.

In total, we own or have exclusively licensed 480 issued U.S. patents. In addition, approximately 530 additional pending U.S. patent applications are owned by or exclusively licensed to us. We have a policy to seek broad global patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

Our patents are subject to challenge by generic drug companies and others for a variety of reasons. For more information regarding challenges to certain of our patents, see Item 1A. "Risk Factors” and Item 3. "Legal Proceedings."

Trade secret strategies and intellectual property rights in our brand names, logos and trademarks are also important to our business. We maintain both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered.
GOVERNMENTAL REGULATION
General:    Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Our therapeutic products require regulatory approval by governmental agencies. Human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing and post-marketing approval requirements of the FDA and regulatory authorities in other countries. In the United States, various federal and, in some cases, state statutes and regulations also govern, or impact the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope which may significantly limit the uses for which a product may be promoted. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees, in obtaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments. For more information, see Item 1A. “Risk Factors.”

Clinical Development:  Before a product may be administered to human subjects, it must undergo preclinical testing. Preclinical tests include laboratory evaluation of a product candidate's chemistry and biological activities and animal studies to assess potential safety and efficacy. The results of these studies must be submitted to the FDA as part of an Investigational New Drug (IND) application which must be reviewed by the FDA primarily for safety considerations before clinical trials in humans can begin.

Typically, clinical trials in humans involve a three-phase process as previously described under “- Product Development.”

In some cases, further studies beyond the three-phase clinical trial process described above are required as a condition for an NDA or biologics license application (BLA) approval. The FDA requires monitoring of all aspects of clinical trials and reports of all adverse events must be made to the FDA. The FDA may also require the conduct of pediatric studies for the drug and indication either before or after submission of an NDA.

FDA Review and Approval:    The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA or BLA for evaluation to determine if there is substantial evidence that the product is sufficiently safe and effective to warrant approval. In responding to an NDA or BLA, the FDA may grant marketing approval, deny approval, or request additional information, including data from new clinical trials.

Expedited Programs for Serious Conditions:    The FDA has developed four distinct approaches to make new drugs available as rapidly as possible in cases where there is no available treatment or there are advantages over existing treatments.

The FDA may grant “accelerated approval” to products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. For accelerated approval, the product must have an effect on a surrogate endpoint or an intermediate clinical endpoint that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. These studies are known as confirmatory trials. Approval of a drug may be withdrawn or the labeled indication of the drug changed if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug.

The FDA may grant “fast track” status to products that treat serious diseases or conditions and fill an unmet medical need. Fast track is a process designed to facilitate the development and expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product's development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval if relevant criteria are met, and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

“Breakthrough Therapy” designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint. For drugs and biologics that have been designated as Breakthrough Therapies, robust FDA-sponsor interaction and communication can help to identify the most efficient and expeditious path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may grant “priority review” status to products that, if approved, would provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review an NDA or BLA, with the goal to take action on the application within six months.

Orphan Drug Act: Pursuant to the United States Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” A “rare disease or condition” is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs' development. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act.

Review and Approval Outside of the United States:    Approval procedures must be undertaken in virtually every other country comprising the market for our products. The approval procedure and the time required for approval vary from country to country and may involve additional testing. In certain countries such as the EU countries, Switzerland, Canada and Australia, regulatory requirements and approval processes are similar to those in the United States, where approval decisions by regulators are based on the regulators’ review of the results of clinical trials performed for specific indications. Other countries may have a less comprehensive review process in terms of data requirements and may rely on prior marketing approval from a foreign regulatory authority in the United States or the EU.

Manufacturing Quality Control:    Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with the FDA’s current Good Manufacturing Practice (cGMP) regulations (which are regulations established by the FDA governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote substantial time, money and effort in the areas of production, quality control and quality assurance to maintain compliance. Material changes in manufacturing equipment, location or process, may result in additional regulatory review and approval. The FDA, the EC and other regulatory agencies conduct periodic visits to inspect equipment, facilities, and processes following the initial approval of a product. If a manufacturing facility is not in substantial compliance with the applicable regulations and requirements imposed when the product was approved, regulatory enforcement action may be taken, which may include a warning letter or an injunction against shipment of products from the facility and/or recall of products previously shipped.

Post-approval Review and Enforcement:    Regulatory authorities closely review and regulate the marketing and promotion of drug and biologic products. In most countries, regulatory approval is granted for a specified indication and is required before marketing or promoting a product for that indication. Regulatory authorities may take enforcement action against a company for promoting unapproved uses of a product ("off-label promotion") or for other violations of advertising and labeling laws and regulations.

When an NDA or BLA is approved, the NDA or BLA holder must, among other things, (a) employ a system for obtaining reports of drug adverse events and side effects associated with the drug and make appropriate submissions to the FDA and (b) timely advise the FDA if any marketed product fails to adhere to specifications established by the NDA or BLA. If the FDA concludes that a drug previously shown to be effective can be safely used only if distribution or use is restricted, the FDA will require post-marketing restrictions as necessary to assure safe use. The sponsor may be required to establish systems to assure use of the product under safe conditions. The FDA may require the drug sponsor to implement REMS to ensure that benefits of a drug outweigh risks and that safety protocols are adhered to.

In addition, a sponsor of a drug product has ongoing reporting obligations concerning assessment of serious risks associated with the drug. Following assessment of these reports, regulatory authorities can require product label updates to reflect new safety data or warnings. If the FDA or other regulatory authorities become aware of new safety information, they can also require us to conduct studies or clinical trials to assess the potential for a serious risk. The FDA and other regulatory authorities can also impose marketing restrictions, including the suspension of marketing or complete withdrawal of a product from the market.

The FDA may issue publicly available warning letters and non-compliance letters, which may require corrective actions, including modification of advertising or other corrective communications to consumers or healthcare professionals.

Failure to comply with applicable FDA or other regulatory agency requirements can result in enforcement actions, such as license revocation or suspension; orders for retention, recall, seizure or destruction of product; cessation of manufacturing; injunctions; inspection warrants; search warrants; civil penalties, including fines based on disgorgement; restitution; and criminal prosecution.
Other Regulations: We are also subject to various federal and state laws, as well as foreign laws, pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. False claims laws prohibit knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities related to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local laws, rules and regulations. Our research and development activities may involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. We believe our procedures comply with the standards prescribed by federal, state or local laws, rules and regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.
Additionally, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate, in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and regulations to which our activities are subject.
COMPETITION
Our current products and products under development face competition from other innovative drugs and, in some cases, generic drugs. The relative speed with which we develop new products, complete clinical trials, obtain regulatory approvals, receive pricing and reimbursement approvals, and finalize manufacturing and distribution arrangements, and market our products are critical factors in gaining a competitive advantage. Competition among approved products depends, among other things, on product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement, sales and promotional activities, product liability issues and patent and non-patent exclusivity. For additional information, see Item 1A. "Risk Factors.”

SIGNIFICANT ALLIANCES

We have entered into a variety of alliances in the ordinary course of our business. Although we do not consider any individual alliance to be material, a brief description of certain of the more notable alliances are identified in Note 17 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

MANUFACTURING

We own and operate an FDA approved manufacturing facility in Zofingen, Switzerland which produces the active pharmaceutical ingredient (API) for REVLIMID® and THALOMID® and have contracted with FDA approved third-party contract manufacturers to provide backup API manufacturing services for these products. Manufacturing services for REVLIMID® and THALOMID®, which consist of formulation, encapsulation, packaging, warehousing and distribution, are performed at our FDA approved drug product manufacturing facility in Boudry, Switzerland. We have contracted with a number of third-party drug product manufacturing service providers and packaging service providers to provide backup manufacturing and packaging services. All of our third-party service providers are approved by the regulatory authorities for the geographies that they serve.
The API for ABRAXANE® is generally available from multiple sources and is normally available in quantities adequate to meet our needs. Manufacturing services for ABRAXANE® are performed at our manufacturing facility in Arizona and by an approved third party contract manufacturing facility.
The API for VIDAZA® is supplied by three suppliers. Manufacturing and packaging services are provided by a number of third-party service providers.
The API for the azacitidine for injection (generic version of VIDAZA®) is supplied by a single -source supplier. Manufacturing and packaging services are provided by a single manufacturer.
The API for POMALYST®/IMNOVID® is supplied by a single-source supplier with primary manufacturing services being performed at our Boudry manufacturing facility.We have contracted with a number of third-party drug product manufacturing service providers and packaging service providers to provide backup manufacturing and packaging services for this product.
The API for ISTODAX® is supplied by a single-source supplier. Manufacturing and packaging services are provided by a number of third-party service providers.
The API for OTEZLA® (apremilast) is supplied by two suppliers with manufacturing services being performed at our Boudry manufacturing facility. We expect to utilize third-party service providers for backup manufacturing and packaging services for this product.
The API for FOCALIN® and FOCALIN XR® is currently obtained from two suppliers, and we rely on a single manufacturer for the tableting and packaging of FOCALIN® finished product.

CCT currently operates an FDA registered facility in Cedar Knolls, New Jersey for the recovery and storage of cord blood and placental stem cells for LifeBankUSA®. In addition, our Warren, New Jersey facility is FDA registered for production of PDA-001 and PDA-002, which are culture-expanded placenta-derived stem cell products, under cGMP to supply clinical studies. This is a multi-purpose facility capable of supporting other products.
INTERNATIONAL OPERATIONS
We have significant operations outside the United States conducted both through our subsidiaries and through distributors. Revenues from operations outside the United States were $2.632 billion, or 40.5% of total revenues in 2013, $2.338 billion, or 42.4% of total revenues in 2012 and $1.981 billion, or 40.9% of total revenues in 2011. The decrease in the percentage of total revenues from outside of the United States in 2013 compared to 2012 was primarily due to increased U.S. sales of ABRAXANE® resulting from the October 2012 and September 2013 FDA approvals for treatment of NSCLC and pancreatic cancer, respectively, as well as the U.S. launch of POMALYST® resulting from the February 2013 FDA approval for treatment of relapsed and refractory multiple myeloma.
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
Our international operations are subject to risks associated with operating on an international basis including currency fluctuations, price and exchange controls and other restrictive governmental actions. Our international operations are also subject to government-imposed constraints, including laws on pricing, reimbursement and access to our products. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have, we attempt to mitigate their impact through operational means and by using foreign currency derivative instruments. See the discussions under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."
SALES AND COMMERCIALIZATION
We promote our brands globally through our commercial organization which supports our currently marketed brands and prepares for the launches of new products, as well as new indications for existing products. We have a team of dedicated market access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support® or similar outside services to serve as a dedicated, central point of contact for patients and healthcare professionals who use or prescribe Celgene products. Celgene Patient Support® is a free service that helps patients and healthcare professionals navigate the challenges of reimbursement, providing information about co-pay assistance and answering questions about obtaining Celgene products.
In most countries, we promote our products through our own sales organizations. In some countries, particularly in Latin America, we partner with third-party distributors. Generally, we distribute our products through commonly used channels in local markets. However, REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide CelgeneTM are distributed under mandatory risk-management distribution programs tailored to meet local authorities' specifications to provide for their safe and appropriate distribution and use.
EMPLOYEES
As of December 31, 2013, we had 5,100 full-time employees, of whom 2,110 were engaged primarily in research and development activities, 1,690 engaged primarily in sales and commercialization activities, 470 engaged primarily in manufacturing, and the remaining 830 engaged primarily in executive and general and administrative activities. The number of full-time employees in our international operations has grown from 1,834 at the end of 2012 to 1,933 at the end of 2013. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.
AVAILABLE INFORMATION
Our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after such submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) added Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires, among other things, disclosure by an issuer, in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly conducted, without specific authority from a U.S. federal department or agency, any transaction or dealing with the Government of Iran, which includes, without limitation, any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its political subdivisions, agencies or instrumentalities. Neither Celgene nor, to its knowledge, any of its affiliates engaged in activities during 2013 that are required to be disclosed pursuant to ITRSHRA.
FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

•	strategy;

•	new product discovery and development;

•	current or pending clinical trials;

•	our products' ability to demonstrate efficacy or an acceptable safety profile;

•	actions by the FDA and other regulatory authorities;

•	product manufacturing, including our arrangements with third-party suppliers;

•	product introduction and sales;

•	royalties and contract revenues;

•	expenses and net income;

•	credit and foreign exchange risk management;

•	liquidity;

•	asset and liability risk management;

•	the outcome of litigation and other proceedings;

•	intellectual property rights and protection;

•	economic factors;

•	competition; and

•	operational and legal risks.
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
We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this Annual Report and in our other public reports filed with the SEC. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

ITEM 1A.    RISK FACTORS
The following describes the major risks to our business and should be considered carefully.  Any of these factors could significantly and negatively affect our business, prospects, financial condition, operating results or credit ratings, which could cause the trading prices of our equity securities to decline.  The risks described below are not the only risks we may face.  Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect us.

Our operating results are subject to significant fluctuations.

Our operating results may fluctuate from quarter to quarter and year to year for a number of reasons, including the risks discussed elsewhere in this “Risk Factors” section. Events such as a delay in product development or a revenue shortfall may cause financial results for a particular period to be below our expectations. In addition, we have experienced and may continue to experience fluctuations in our quarterly operating results due to the timing of charges that we may take. We have recorded, or may be required to record, charges that include development milestone and license payments under collaboration and license agreements and amortization of acquired intangibles and other acquisition related charges.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operation in the period in which we incur those gains or losses. Although we utilize foreign currency forward contracts and option contracts to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuation among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency and other hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge arrangement.

We are dependent on the continued commercial success of our primary products, REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE® and POMALYST ®/IMNOVID ®.

Currently, our business is largely dependent on the commercial success of REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE® and POMALYST®/IMNOVID®. The success of these products depends on acceptance by regulators, key opinion leaders, physicians, and patients as effective drugs with certain advantages over other therapies.  A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

If unexpected adverse events are reported in connection with the use of any of these products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected.  We are required to report to the FDA or similar bodies in other countries events associated with our products relating to death or serious injury. Adverse events could result in additional regulatory controls, such as a requirement for costly post-approval clinical studies or revisions to our approved labeling which could limit the indications or patient population for a product or could even lead to the withdrawal of a product from the market. THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities.  REVLIMID® and POMALYST®/IMNOVID® are also considered toxic to the human fetus and their respective labels contain warnings against use by pregnant women. While we have restricted distribution systems for THALOMID®, REVLIMID®, and POMALYST®/IMNOVID®, and endeavor to educate patients regarding the potential known adverse events, including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not occur.

Our future commercial success depends on gaining regulatory approval for products in development, and obtaining approvals for our current products for additional indications.

The testing, manufacturing and marketing of our products require regulatory approvals, including approval from the FDA and similar bodies in other countries. Certain of our pharmaceutical products, such as FOCALIN®, also require authorization by the U.S. Drug Enforcement Agency (DEA) of the U.S. Department of Justice. Our future growth would be negatively impacted if we fail to obtain timely, or at all, requisite regulatory approvals in the United States and internationally for products in development and approvals for our existing products for additional indications.

The principal risks to obtaining and maintaining regulatory approvals are as follows:

•
In general, preclinical tests and clinical trials can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials may not lead to regulatory approval;

•
Delays or rejections may be encountered during any stage of the regulatory process if the clinical or other data fails to demonstrate compliance with a regulatory agency’s requirements for safety, efficacy and quality;

•	Requirements for approval may become more stringent due to changes in regulatory agency policy or the adoption of new regulations or legislation;

•
Even if a product is approved, the scope of the approval may significantly limit the indicated uses for which the product may be marketed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the product;

•
After a product is approved, the FDA or other international regulatory agency may withdraw or modify an approval in a significant manner or request that we perform additional clinical trials or change the labeling of the product due to a number of reasons, including safety concerns, adverse events and side effects;

•
Products, such as REVLIMID® and POMALYST®/IMNOVID®, that are subject to accelerated approval can be subject to an expedited withdrawal if post-marketing restrictions are not adhered to or are shown to be inadequate to assure safe use, or if the drug is shown to be unsafe or ineffective under its conditions of use;

•	Guidelines and recommendations published by various governmental and non-governmental organizations can reduce the use of our approved products;

•
Approved products, as well as their manufacturers, are subject to continuing and ongoing review by regulatory agencies, and the discovery of previously unknown problems with these products or the failure to comply with manufacturing or quality control requirements may result in restrictions on the manufacture, sale or use of a product or its withdrawal from the market; and

•	Changes in regulatory agency policy or the adoption of new regulations or legislation could impose restrictions on the sale of our approved products.
If we fail to comply with laws or government regulations or policies our business could be adversely affected.

The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies (such as our REMS® program), marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and government regulations and policies.  In addition, individual states, acting through their attorneys general, are increasingly seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with the laws and regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, off-label promotion and the promotion of unapproved products, government agencies may bring enforcement actions against us that could inhibit our commercial capabilities and result in significant penalties.

Other matters that may be the subject of governmental or regulatory action which could adversely affect our business include laws, regulations and policies governing:

•	protection of the environment, privacy, healthcare reimbursement programs, and competition;

•	parallel importation of prescription drugs from outside the United States at prices that are regulated by the governments of various foreign countries; and

•	premature or mandated disclosures of clinical trial or other data.
The FDA’s Center for Biologics Evaluation and Research currently regulates human tissue or cells intended for transplantation, implantation, infusion or transfer to a human, requiring, among other things, cell and tissue establishments to screen and test donors, prepare and follow written procedures for the prevention of the spread of communicable disease and register with FDA. Through our CCT subsidiary, we are licensed in certain states to operate our allogeneic and private stem cell banking businesses. If we are unable to maintain those licenses or are unable to obtain licenses in other states that may adopt similar licensing requirements, those businesses could be adversely affected.

Sales of our products will be significantly reduced if access to and reimbursement for our products by governmental and other third-party payers is reduced or terminated.

Sales of our current and future products depend, in large part, on the conditions under which our products are paid for by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers.  Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payer of patients’ healthcare costs.  These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services, seeking to implement cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products.  Our products continue to be subject to increasing price and reimbursement pressure due to price controls imposed by governments in many countries; increased difficulty in obtaining and maintaining satisfactory drug reimbursement rates; and the tendency of governments and private health care providers to favor generic pharmaceuticals. In addition, governmental and private third-party payers and purchasers of our products may restrict access to formularies or otherwise discourage use of our products. Limitations on patient access to our drugs, adoption of price controls and cost-containment measures could adversely affect our business. In addition, our operating results may also be affected by distributors seeking to take advantage of price differences among various markets by buying our products on low cost markets for resale in higher cost markets.

The Affordable Care Act will affect our profitability.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the Affordable Care Act), was enacted in the United States. The provisions of the Affordable Care Act became effective over various periods from 2010 through 2014. We expect that the rebates, discounts, taxes and other costs resulting from the Affordable Care Act will have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the Affordable Care Act, could potentially limit access to certain treatments or mandate price controls for our products. Similarly, the promulgation of new regulations concerning rebates, discounts, taxes and other costs, or the interpretation and enforcement of new or existing regulations by government agencies could affect our profitability in ways that are difficult to predict.

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations.

Many existing and potential customers for our products become members of group purchasing organizations (GPOs). GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of that contractual arrangement. Our failure to enter into or renew contracts with GPOs may cause us to lose market share and could adversely affect our sales.

Our long-term success depends, in part, on intellectual property protection.

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others.  The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties a court or patent authority ruling on such challenge will determine that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents, see “Legal Proceedings” contained elsewhere in this report.

In addition, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected in ways that are difficult to anticipate at this time under the provisions of the

America Invents Act enacted in 2011.  This law includes a number of important changes to established practices, including transition to a first-to-file system, post-grant review for issued patents, and various procedural changes. The scope of these changes and the lack of experience with their practical implementation may result in uncertainty over the next few years.

Also, different countries have different procedures for obtaining patents and patents issued by different countries provide different degrees of protection against the use of a patented invention by others.  There can be no assurance that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to or recognized by the judicial interpretation given to a corresponding patent issued in another country.

The United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We also rely upon unpatented, proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors.  Despite precautions taken by us, there can be no assurance that these agreements provide meaningful protection, that they will not be breached, that we would have adequate remedies for any such breach or that our proprietary and trade secret technology will not otherwise become known to others or found to be non-proprietary.

We receive confidential and proprietary information from collaborators, prospective licensees and other third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and diversion of personnel and resources.

Our products may face competition from lower cost generic or follow-on products.

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation.  If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales from that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights, see “Legal Proceedings” contained elsewhere in this report.

Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of one of our products, we can quickly lose a significant portion of our sales of that product. In addition, if generic versions of our competitors’ branded products lose their market exclusivity, our patented products may face increased competition for our products.

Our business operates in an extremely competitive environment.

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including:

•	Hematology and Oncology: Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Novartis, Pharmacyclics, Roche/Genentech, Sanofi and Takeda.

•	Inflammation and Immunology: AbbVie, Amgen, Biogen Idec, Eisai, Johnson & Johnson, Merck, Pfizer and UCB S.A.
Many of these companies have considerably greater financial, technical and marketing resources than we have, enabling them, among other things, to make greater research and development investments. We also experience competition in drug development from universities and other research institutions, and we compete with others in acquiring technology from these sources.  The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change and we expect competition to intensify as technical advances are made and become more widely known.  The development of products or processes by our competitors with significant advantages over those that we are developing could adversely affect our future revenues and profitability.

A decline in general economic conditions would adversely affect our results of operations.

Sales of our products are dependent, in large part, on third-party payers.  As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. For information about amounts receivable from the government owned or controlled hospitals in Spain, Italy and Portugal, see our discussion of accounts receivable from those countries in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

In addition, due to tightened global credit, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators.  We rely on third parties for several important aspects of our business, including portions of our product manufacturing, clinical development of future collaboration products, conduct of clinical trials and supply of raw materials.  If such third parties are unable to satisfy their commitments to us, our business could be adversely affected.

We may be required to modify our business practices, pay fines and significant expenses or experience other losses due to governmental investigations or other enforcement activities.

We may become subject to litigation or governmental investigations in the United States and foreign jurisdictions that may arise from the conduct of our business. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and we have been subject to claims and other actions related to our business activities. For more information relating to governmental investigations and other legal proceedings, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

While the ultimate outcome of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters could result in, among other things:

•
significant damage awards, fines, penalties or other payments, and administrative remedies, such as exclusion and/or debarment from government programs, or other rulings that preclude us from operating our business in a certain manner;

•	changes to our business operations to avoid risks associated with such litigation or investigations;

•	product recalls;

•	reputational damage and decreased demand for our products; and

•	expenditure of significant time and resources that would otherwise be available for operating our business.
While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all adverse resolutions and settlements of claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities. For more information, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The development of new biopharmaceutical products involves a lengthy and complex process and we may be unable to commercialize any of the products we are currently developing.

Many of our drug candidates are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale.  This process takes many years of effort without any assurance of ultimate success. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	the failure of the product candidate in preclinical or clinical studies;

•	adverse patient reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;

•	our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner;

•	our failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the process used to manufacture the product candidate;

•	changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or of an existing product for a new indication no longer attractive; and

•	the failure to obtain or maintain satisfactory drug reimbursement rates by governmental or third-party payers.

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

If a product were to fail to be approved or if sales fail to materialize for a newly approved product, we may incur losses related to the write-down of inventory, impairment of property, plant and equipment dedicated to the product or expenses related to restructuring.

Disruptions of our manufacturing and distribution operations could significantly interrupt our production and distribution capabilities.

We have our own manufacturing facilities for many of our products and we have contracted with third parties to provide other manufacturing, finishing, and packaging services.  Any of those manufacturing processes could be partially or completely disrupted by fire, contamination, natural disaster, terrorist attack, governmental action or military action. A disruption could lead to substantial production delays and the need to establish alternative manufacturing sources for the affected products requiring additional regulatory approvals. In the interim, our finished goods inventories may be insufficient to satisfy customer orders on a timely basis. Further, our business interruption insurance may not adequately compensate us for any losses that may occur.

In all the countries where we sell our products, governmental regulations define standards for manufacturing, packaging, labeling, distributing and storing pharmaceutical products.  Our failure to comply, or the failure of our contract manufacturers and distributors to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions.

We have contracted with distributors to distribute REVLIMID®, THALOMID®, VIDAZA®, ABRAXANE®, POMALYST®/IMNOVID® and ISTODAX®.  If our distributors fail to perform and we cannot secure a replacement distributor within a reasonable period of time, our revenue could be adversely affected.

The consolidation of drug wholesalers and other wholesaler actions could increase competitive and pricing pressures.

We sell our pharmaceutical products in the United States primarily through wholesale distributors and contracted pharmacies. These wholesale customers comprise a significant part of our distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation. As a result, a smaller number of large wholesale distributors and pharmacy chains control a significant share of the market. We expect that consolidation of drug wholesalers and pharmacy chains will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements and their purchases may exceed customer demand, resulting in increased returns or reduced wholesaler purchases in later periods.

Risks from the improper conduct of employees, agents, contractors or collaborators could adversely affect our business or reputation.

We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that violate the laws or regulations of the jurisdictions in which we operate, including employment, anti-corruption, environmental, competition and privacy laws.  Such improper actions could subject us to civil or criminal investigations, monetary and injunctive penalties and could adversely impact our ability to conduct business, our results of operations and our reputation.

The integration of acquired businesses may present significant challenges to us.

We may face significant challenges in effectively integrating entities and businesses that we acquire and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

•	demands on management related to the increase in our size after the acquisition;

•	the diversion of management’s attention from daily operations to the integration of acquired businesses and personnel;

•	higher than anticipated integration costs;

•	failure to achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

•
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting, and related procedures and policies.

We may not be able to continue to attract and retain highly qualified managerial, scientific, manufacturing and commercial talent.

The success of our business depends, in large part, on our continued ability to attract and retain highly qualified managerial, scientific, manufacturing and commercial personnel, and competition for these types of personnel is intense. We cannot be sure that we will be able to attract or retain skilled personnel or that the costs of doing so will not materially increase.

Risks associated with using hazardous materials in our business could subject us to significant liability.

We use certain hazardous materials in our research, development, manufacturing and other business activities.  If an accident or environmental discharge occurs, or if we discover contamination caused by prior owners and operators of properties we acquire, we could be liable for remediation obligations, damages and fines that could exceed our insurance coverage and financial resources.  Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, requiring us to expend more financial resources either in compliance or in purchasing supplemental insurance coverage.

Product liability claims could adversely affect our business, results of operations and financial condition.

Product liability claims could result in significant damage awards or settlements. Such claims can also be accompanied by consumer fraud claims or claims by third-party payers seeking reimbursement of the cost of our products. In addition, adverse determinations or settlements of product liability claims may result in suspension or withdrawal of a product marketing authorization or changes to our product labeling, including restrictions on therapeutic indications, inclusion of new contraindications, warnings or precautions. Although we purchase product liability coverage from third-party carriers, it is increasingly difficult and costly to obtain. There can be no assurance that we will be able to recover under any insurance policy or that such coverage will be adequate to fully cover all risks or damage awards or settlements. Product liability claims, regardless of their merits or ultimate outcome, are costly, divert management attention, may harm our reputation and can impact the demand for our products.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions.  Various factors may have favorable or unfavorable effects on our effective income tax rate.  These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings.  The impact on our income tax provision resulting from the above-mentioned factors and others could have a material impact on our results of operations.

Currency fluctuations and changes in exchange rates could adversely affect our revenue growth, increase our costs and cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk.  We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings and reduce exposures to foreign currency fluctuations of certain balance sheet items denominated in foreign currencies.  The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies.  Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations.  See Note 5 of Notes to Consolidated Financial Statements, and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in this Annual Report on Form 10-K.

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

Impairment charges or write downs in our books and changes in accounting standards could have a significant adverse effect on our results of operations and financial condition.

New or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results. In addition, the value allocated to certain of our assets could be substantially impaired due to a number of factors beyond our control. Also, if any of our strategic equity investments decline in value, we may be required to write down such investment.

The price of our common stock may fluctuate significantly.

The market for our shares of common stock may fluctuate significantly.  The following key factors may have an adverse impact on the market price of our common stock:

•	results of our clinical trials or adverse events associated with our marketed products;

•	fluctuations in our commercial and operating results;

•	announcements of technical or product developments by us or our competitors;

•	market conditions for pharmaceutical and biotechnology stocks in particular;

•	changes in laws and governmental regulations, including changes in tax, healthcare, environmental, competition and patent laws;

•	new accounting pronouncements or regulatory rulings;

•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

•	patent or proprietary rights developments;

•	changes in pricing and third-party reimbursement policies for our products;

•	the outcome of litigation involving our products, processes or intellectual property;

•	the existence and outcome of governmental investigations and proceedings;

•	regulatory actions that may impact our products or potential products;

•	disruptions in our manufacturing processes or supply chain;

•	failure of our collaboration partners to successfully develop potential drug candidates;

•	competition; and

•	investor reaction to announcements regarding business or product acquisitions.
In addition, a market downturn in general and/or in the biopharmaceutical sector in particular, may adversely affect the market price of our securities, which may not necessarily reflect the actual or perceived value of our company.

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred various forms of indebtedness, including senior notes, commercial paper and a senior unsecured credit facility.  Our ability to pay interest and principal amounts when due, comply with debt covenants or repurchase the senior notes if a change of control occurs, will depend upon, among other things, continued commercial success of our products and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial, business and regulatory factors, many of which are beyond our control.

If we are unable to generate sufficient cash flow to service the debt service requirements under our debt instruments, we may be forced to take remedial actions such as:

•	restructuring or refinancing our debt;

•	seeking additional debt or equity capital;

•	reducing or delaying our business activities, acquisitions, investments or capital expenditures, including research and development expenditures; or

•	selling assets, businesses, products or other potential revenue streams.
Such measures might not be successful and might not enable us to service our debt obligations. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown and unauthorized intrusion.  Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems that could adversely affect our business.

The illegal distribution and sale by third parties of counterfeit versions of our products or stolen products could have a negative impact on our reputation and business.

Third parties might illegally distribute and sell counterfeit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. (Abraxis) and in connection with our acquisition, Contingent Value Rights (CVRs) were issued entitling each holder of a CVR to a pro rata portion of certain milestone and net sales payments if certain specified conditions are satisfied. In addition to the risks relating to our common stock, CVR holders are subject to additional risks, including:

•	an active public market for the CVRs may not continue to exist or the CVRs may trade at low volumes, both of which could have an adverse effect on the market price, if any, of the CVRs;

•
if the clinical approval milestones or net sales targets specified in the CVR Agreement are not achieved for any reason within the time periods specified therein, no payment will be made under the CVRs and the CVRs will expire valueless;

•
since the U.S. federal income tax treatment of the CVRs is unclear, any part of a CVR payment could be treated as ordinary income and the tax thereon may be required to be paid prior to the receipt of the CVR payment;

•	any payments in respect of the CVRs are subordinated to the right of payment of certain of our other indebtedness;

•	we may under certain circumstances redeem the CVRs; and

•
upon expiration of our obligations under the CVR Agreement to continue to commercialize ABRAXANE® or any of the other Abraxis pipeline products, we may discontinue such efforts, which would have an adverse effect on the value, if any, of the CVRs.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

Location	Primary Usage	Approximate Square Feet
Summit, New Jersey	Administration, marketing, research	400,000
Boudry, Switzerland	Manufacturing, administration and warehousing	266,500
Phoenix, Arizona	Manufacturing and warehousing	247,000
Zofingen, Switzerland	Manufacturing	12,000
We occupy the following facilities, located in the United States, under operating lease arrangements, none of which are individually material to us. Under these lease arrangements, we may be required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
Berkeley Heights, New Jersey	Office space	337,800
Warren, New Jersey	Office space and research	177,600
San Diego, California	Research	171,900
Basking Ridge, New Jersey	Office space	95,900
San Francisco, California	Office space and research	55,900
Durham, North Carolina	Clinical trial management	36,000
Overland Park, Kansas	Office space	29,600
Cedar Knolls, New Jersey	Office space and stem cell recovery	25,300
Bedford, Massachusetts	Office space	23,000
Los Angeles, California	Office space	9,900
Dallas, Texas	Office space	3,000
Destin, Florida	Office space	1,600
We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2013, the non-cancelable lease terms for our operating leases expire at various dates between 2014 and 2023 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2013 was $42.5 million.
ITEM 3.    LEGAL PROCEEDINGS
See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   MARKET INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low
2013:
Fourth Quarter	$173.80	$142.10
Third Quarter	156.04	118.15
Second Quarter	131.82	110.53
First Quarter	116.95	79.75
2012:
Fourth Quarter	$82.78	$71.23
Third Quarter	78.63	61.89
Second Quarter	80.42	58.53
First Quarter	78.83	66.28

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
Celgene Corporation	$100.00	$100.72	$106.98	$122.29	$141.95	$305.66
S&P 500	100.00	125.92	144.58	147.60	171.04	225.85
NASDAQ Composite	100.00	145.05	171.14	169.83	199.89	279.63
NASDAQ Biotechnology	100.00	115.93	134.42	150.63	199.91	331.72
* $100 Invested on 12/31/08 in Stock or Index – Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)   HOLDERS
The closing sales price per share of common stock on the NASDAQ Global Select Market on February 6, 2014 was $149.91. As of February 6, 2014, there were approximately 468 holders of record of our common stock.
(c)   DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock and have no present intention to pay a cash dividend on our common stock.
(d)   EQUITY COMPENSATION PLAN INFORMATION
We incorporate information regarding the securities authorized for issuance under our equity compensation plan into this section by reference from the section entitled "Equity Compensation Plan Information" to be included in the proxy statement for our 2014 Annual Meeting of Stockholders.
(e)   REPURCHASE OF EQUITY SECURITIES
During the period April 2009 through December 2013, our Board of Directors approved repurchases of up to an aggregate of $9.500 billion of our common stock, including the June 2013 authorization to repurchase an additional $3.000 billion of our common stock. Approved amounts exclude share repurchase transaction fees.

As part of our share repurchase program, in February 2013 we entered into an Accelerated Share Repurchase (ASR) agreement with an investment bank to repurchase an aggregate of $600.0 million of our common stock. The total number of shares repurchased under the ASR agreement was 5,249,137 shares at a weighted average price of $114.30 per share.
As of December 31, 2013, an aggregate 96,774,120 common shares were repurchased under the program at an average price of $76.80 per common share and an aggregate cost of $7.432 billion, excluding share repurchase transaction fees.
The following table presents the total number of shares purchased during the three-month period ended December 31, 2013, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That Still Could Be Purchased Under the Plans or Programs
October 1 - October 31	975,000	$154.86	975,000	$2,638,566,036
November 1 - November 30	1,627,900	$152.22	1,627,900	$2,390,759,137
December 1 - December 31	1,950,800	$165.47	1,950,800	$2,067,961,325
During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA
The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 and the Consolidated Balance Sheet data as of December 31, 2013 and 2012 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2010 and 2009 and the Consolidated Balance Sheet data as of December 31, 2011, 2010 and 2009 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K (amounts in millions, except per share data).

	Years ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Income:
Total revenue	$6,493.9	$5,506.7	$4,842.1	$3,625.7	$2,689.9
Costs and operating expenses	4,685.0	3,760.3	3,399.4	2,636.1	1,848.4
Operating income	1,808.9	1,746.4	1,442.7	989.6	841.5
Interest and investment income, net	22.0	15.3	25.9	44.7	76.8
Interest (expense)	(91.6)	(63.2)	(42.7)	(12.6)	(2.0)
Other income (expense), net	(73.9)	(17.0)	(6.4)	(9.1)	59.4
Income before income taxes	1,665.4	1,681.5	1,419.5	1,012.6	975.7
Income tax provision	215.5	225.3	102.1	132.4	199.0
Net income	$1,449.9	$1,456.2	$1,317.4	$880.2	$776.7
Less: Net loss attributable to non-controlling interests	—	—	0.7	0.3	—
Net income attributable to Celgene	$1,449.9	$1,456.2	$1,318.1	$880.5	$776.7
Net income per share attributable to Celgene:
Basic	$3.50	$3.38	$2.89	$1.90	$1.69
Diluted	$3.37	$3.30	$2.85	$1.88	$1.66
Weighted average shares:
Basic	413.8	430.9	455.3	462.3	459.3
Diluted	430.3	440.8	462.7	469.5	467.4

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$5,687.0	$3,900.3	$2,648.2	$2,601.3	$2,996.8
Total assets	13,378.2	11,734.3	10,005.9	10,177.2	5,389.3
Short-term borrowings	544.8	308.5	526.7	—	—
Long-term debt, net of discount	4,196.5	2,771.3	1,275.6	1,247.6	—
Retained earnings (accumulated deficit)	4,472.5	3,022.6	1,566.4	248.3	(632.2)
Total equity	5,589.9	5,694.5	5,512.7	5,995.5	4,394.6

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.  We are dedicated to innovative research and development designed to bring new therapies to market and we are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas including intracellular signaling pathways, protein homeostasis and epigenetics in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), ISTODAX® and azacitidine for injection (generic version of VIDAZA®). Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing agreements.
REVLIMID® (lenalidomide):    REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma (MM), in combination with dexamethasone, in patients who have received at least one prior therapy	* United States * European Union * Japan * Other international markets
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	* United States * Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	* European Union (Approved June 2013)
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	* Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib.	* United States (Approved June 2013)
VIDAZA® (azacitidine for injection):  VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.  VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network and is marketed in the United States for the treatment of all subtypes of MDS.  The U.S. regulatory exclusivity for VIDAZA® expired in May 2011.  As the result of the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA® in the fourth quarter of 2013. In 2013, we also contracted with Sandoz AG to sell a generic version of VIDAZA®, which we supply. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS, chronic myelomonocytic leukemia with 10% to 29% marrow blasts without myeloproliferative disorder, as well as acute myeloid leukemia (AML) with 20% to 30% blasts and multi-lineage dysplasia and has been granted orphan drug designation for the treatment of MDS and AML.  Regulatory exclusivity for VIDAZA® is expected to continue in Europe through 2018.

ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension):  ABRAXANE® is a solvent-free chemotherapy product which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. ABRAXANE® is approved for the treatment of patients as indicated below:

Disease	Geographic Approvals
Breast Cancer
Metastatic breast cancer, after failure of combination chemotherapy for metastatic disease or relapse within six months of adjuvant chemotherapy. Prior therapy should have included an anthracycline unless clinically contraindicated.
* United States
Metastatic breast cancer in adult patients who have failed first-line treatment for metastatic disease for whom standard, anthracycline containing therapy is not indicated	* European Union
Breast cancer	* Japan * Other international markets
Non-Small Cell Lung Cancer (NSCLC)
Locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy	* United States * Other international markets
NSCLC	* Japan (Approved February 2013)
Metastatic adenocarcinoma of the pancreas, a form of pancreatic cancer, as first line treatment in combination with gemcitabine	* United States (Approved September 2013) * European Union (Approved December 2013)
Gastric cancer	* Japan (Approved February 2013)
During 2013, applications for marketing authorizations for ABRAXANE® for the treatment of patients with advanced pancreatic cancer were also submitted in other countries and regions. ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers.
POMALYST®/IMNOVID®1(pomalidomide): POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® received its first approvals from the U.S. Food and Drug Administration (FDA) and the European Commission (EC) during 2013 for the treatment of patients as indicated below:

Disease	Geographic Approvals
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
* European Union (Approved August 2013)
1 We received FDA approval for pomalidomide under the trade name POMALYST®. We received EC approval for pomalidomide under the trade name IMNOVID®.
THALOMID® (thalidomide):    In combination with dexamethasone, THALOMID® is marketed in the United States for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum (ENL) an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. Thalidomide CelgeneTM in combination with melphalan and prednisone is marketed in the European Union as a first line treatment for patients with untreated multiple myeloma who are aged sixty-five years of age or older or ineligible for high dose chemotherapy.
ISTODAX® (romidepsin):  ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma (CTCL) in patients who have received at least one prior systemic therapy and for the treatment of peripheral T-cell lymphoma (PTCL) in patients who have received at least one prior therapy.  ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, including CTCL and PTCL.

azacitidine for injection (generic version of VIDAZA®): After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we contracted with Sandoz AG to sell azacitidine for injection, which we supply. We recognize net product sales from sales of azacitidine for injection to Sandoz AG.
We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates.  REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and MDS.  POMALYST®/IMNOVID® was approved in the United States and European Union for indications in multiple myeloma based on phase II and phase III results, respectively, and additional phase III trials are underway with POMALYST®/IMNOVID® in relapsed refractory multiple myeloma. Phase III trials are also underway for VIDAZA® and CC-486 in MDS and acute myeloid leukemia (AML) and ISTODAX® in first-line peripheral T-cell lymphoma (PTCL).  In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. Our lead product candidate in inflammation and immunology, OTEZLA® (apremilast) is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis and ankylosing spondylitis.
Beyond our phase III programs, we have access to a growing early-to-mid-stage pipeline of novel therapies to address significant unmet medical needs that consists of a combination of in-house developed compounds, compounds licensed from other companies and options to acquire compounds from collaboration partners. For more information, see Item 1 "Preclinical and Clinical Stage Pipeline."
We believe that continued use of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.
The following table summarizes total revenue and earnings for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in millions, except per share data):

				% Change
	Years Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011
Total revenue	$6,493.9	$5,506.7	$4,842.1	17.9%	13.7%
Net income attributable to Celgene	$1,449.9	$1,456.2	$1,318.1	(0.4)%	10.5%
Diluted earnings per share attributable to Celgene	$3.37	$3.30	$2.85	2.1%	15.8%

Revenue increased by $987.2 million to $6.494 billion in 2013 compared to 2012 primarily due to the continued growth in unit sales of REVLIMID® and ABRAXANE® as well as the FDA and EC approvals of POMALYST® /IMNOVID® in February 2013 and August 2013, respectively, as noted above.  The $6.3 million decrease in net income to $1.450 billion in 2013 compared to 2012 was primarily due to a $446.3 million increase in payments made related to research and development collaboration arrangements, a $61.9 million increase in ABRAXANE® amortization expense due to the October 2012 FDA approval of ABRAXANE® for treatment of NSCLC, a $94.8 million increase in share-based compensation expense and increased spending in support of our currently marketed products and those that we plan to launch. The increases in expense were nearly offset by the favorable impact from a higher level of net product sales. The $0.07 increase in diluted earnings per share in 2013 compared to 2012 was favorably impacted by the repurchase of 22.3 million common shares under our common share repurchase program, reducing our outstanding share base.

Results of Operations:
Fiscal Years Ended December 31, 2013, 2012 and 2011
Total Revenue:    Total revenue and related percentages for the years ended December 31, 2013, 2012 and 2011 were as follows (dollar amounts in millions, except per share data):

				% Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
Net product sales:
REVLIMID®	$4,280.3	$3,766.6	$3,208.2	13.6%	17.4%
VIDAZA®	803.3	823.2	705.3	(2.4)%	16.7%
ABRAXANE®	648.9	426.7	385.9	52.1%	10.6%
POMALYST®/IMNOVID®	305.4	12.0	0.6	N/M	N/M
THALOMID®	244.5	302.1	339.1	(19.1)%	(10.9)%
ISTODAX®	54.0	50.0	30.9	8.0%	61.7%
azacitidine for injection	23.3	—	—	N/M	N/M
Other	2.6	5.0	29.7	(48.0)%	(83.2)%
Total net product sales	$6,362.3	$5,385.6	$4,699.7	18.1%	14.6%
Collaborative agreements and other revenue	14.7	10.7	19.5	37.4%	(45.1)%
Royalty revenue	116.9	110.4	122.9	5.9%	(10.2)%
Total revenue	$6,493.9	$5,506.7	$4,842.1	17.9%	13.7%
The increase in total revenue of $987.2 million in 2013 compared to 2012 reflected increases of $693.0 million, or 21.9%, in the United States, and $294.2 million, or 12.6%, in international markets. The increase in total revenue of $664.6 million in 2012 compared to 2011 reflected increases of $308.2 million, or 10.8%, in the United States, and $356.4 million, or 18.0%, in international markets.
Net Product Sales:    Total net product sales for 2013 increased by $976.7 million, or 18.1%, to $6.362 billion compared to 2012. The increase was comprised of net volume increases of $950.3 million and price increases of $117.0 million, partly offset by an unfavorable impact from foreign exchange of $90.6 million. The increase in volume was driven by increased unit sales of REVLIMID®, the favorable impact from increased U.S. sales of ABRAXANE® resulting from the October 2012 and September 2013 FDA approvals for treatment of NSCLC and pancreatic cancer, respectively, as well as the February 2013 FDA and August 2013 EC approvals of POMALYST®/IMNOVID® for treatment of multiple myeloma. The increase in price was primarily due to price increases on REVLIMID®, VIDAZA® and THALOMID® in the U.S. market.
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
REVLIMID® net sales increased by $513.7 million, or 13.6%, to $4.280 billion in 2013 compared to 2012, primarily due to increased unit sales in both international and U.S. markets in addition to price increases in the U.S. market. These increases were partially offset by unfavorable changes in price in international markets and unfavorable foreign exchange impacts, including the impact of foreign exchange hedging activity. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in United States unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.
Net sales of REVLIMID® increased by $558.4 million, or 17.4%, to $3.767 billion in 2012 compared to 2011, primarily due to increased unit sales in both U.S. and international markets. Increases in market penetration, treatment duration of patients using REVLIMID® in multiple myeloma and price increases contributed to U.S. growth. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

VIDAZA® net sales decreased by $19.9 million, or 2.4%, to $803.3 million in 2013 compared to 2012, reflecting volume decreases in the U.S. market due to the launch of a generic version of VIDAZA® by a competitor in September 2013 and the launch of a generic version of VIDAZA® (azacitidine for injection) by Sandoz AG in the fourth quarter of 2013, which we supply. Foreign exchange also unfavorably impacted sales. These decreases were partly offset by price increases in the U.S. market and volume increases in international markets. VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018.
Net sales of VIDAZA® increased by $117.9 million, or 16.7%, to $823.2 million in 2012 compared to 2011, reflecting increases in both U.S. and international markets. The U.S. growth reflects an increase in volume and price. The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and launches of VIDAZA® in new markets, including the United Kingdom and Japan.
ABRAXANE® net sales increased by $222.2 million, or 52.1%, to $648.9 million in 2013 compared to 2012, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of the product in the treatment of metastatic breast cancer, the October 2012 FDA approval for treatment of NSCLC and the September 2013 FDA approval for treatment of pancreatic cancer.
Net sales of ABRAXANE® increased by $40.8 million, or 10.6%, to $426.7 million in 2012 compared to 2011, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of the product in the treatment of metastatic breast cancer and the October 2012 FDA approval for NSCLC.
Net sales of POMALYST®/IMNOVID® totaled $305.4 million in 2013, reflecting the approval of POMALYST® by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. IMNOVID® (the non-U.S. trade name) in combination with dexamethasone was approved by the EC in August 2013 for adult patients with relapsed and refractory multiple myeloma who have received at least two prior therapies, including both lenalidomide and bortezomib, and have demonstrated disease progression on the last therapy. Net sales of POMALYST® totaled $246.0 million in the United States and IMNOVID® net sales totaled $59.4 million in international markets.
THALOMID® net sales decreased by $57.6 million, or 19.1%, to $244.5 million in 2013 compared to 2012, primarily due to lower unit volumes in the U.S. and international markets and an increase in estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies.  The reductions in volume were partially offset by price increases in the United States.
Net sales of THALOMID® decreased by $37.0 million, or 10.9%, to $302.1 million in 2012 compared to 2011,primarily due to lower unit volumes in the United States, partly resulting from the increased use of REVLIMID®, partially offset by an increase in price and lower gross to net adjustments.
ISTODAX® net sales increased by $4.0 million, or 8.0%, to $54.0 million in 2013 compared to 2012, primarily due to increases in price in the United States.
Net sales of ISTODAX® increased by $19.1 million, or 61.7%, to $50.0 million in 2012 compared to 2011, primarily due to increased unit sales in the treatment of CTCL and the June 2011 FDA approval of ISTODAX® for the treatment of PTCL in patients who have received at least one prior therapy.
Net sales of azacitidine for injection, which is a generic version of VIDAZA®, reached $23.3 million after its launch in the second half of 2013. We have entered into an agreement with Sandoz AG to sell azacitidine, which we supply.
The "other" net product sales category, which includes LENADEX® and FOCALIN®, decreased by $2.4 million, or 48.0%, to $2.6 million in 2013 compared to 2012. The "other" net product sales category decreased by $24.7 million, or 83.2%, to $5.0 million in 2012 compared to 2011. That decrease was primarily due to the April 2011 sale of Abraxis non-core assets, resulting in the elimination of further Abraxis non-core product sales. Sales of Abraxis non-core products totaled $21.3 million in 2011.
Collaborative Agreements and Other Revenue:    Revenue from collaborative agreements and other sources increased by $4.0 million to $14.7 million in 2013 compared to 2012. The increase was primarily due to a $5.0 million milestone payment received in 2013 related to ABRAXANE® in Japan. Revenue from collaborative agreements and other sources decreased by $8.8 million to $10.7 million in 2012 compared to 2011. The decrease was primarily due to a $2.4 million reduction in certain manufacturing and management fees and a $6.3 million milestone payment received in 2011 related to VIDAZA® in Japan which was not repeated in 2012.
Royalty Revenue:    Royalty revenue increased by $6.5 million to $116.9 million in 2013 compared to 2012, due to an increase in royalties earned from Novartis based upon its sales of both RITALIN® and FOCALIN XR®. Royalty revenue decreased by $12.5 million to $110.4 million in 2012 compared to 2011, primarily due to reduced royalties earned from Novartis based upon its sales of RITALIN®, which was negatively impacted by generic competition in certain markets, partly offset by an increase in royalties from sales of FOCALIN XR®.
Gross to Net Sales Accruals:  We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, chargebacks and distributor service fees.

REVLIMID®, POMALYST® and THALOMID® are distributed in the United States primarily through contracted pharmacies under the REVLIMID® Risk Evaluation and Mitigation Strategy (REMS), POMALYST REMSTM and THALOMID REMSTM programs, respectively.  These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®, POMALYST® and THALOMID®.  Internationally, REVLIMID®, THALOMID®/Thalidomide CelgeneTM and IMNOVID® are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use.  These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ABRAXANE® and ISTODAX® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST®/IMNOVID®, THALOMID®/Thalidomide CelgeneTM.

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable.  If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected.  Under this methodology, we track actual returns by individual production lots.  Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience.  Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates.  Any changes from the historical trend rates are considered in determining the current sales return allowance.  As noted above, REVLIMID®, POMALYST®/IMNOVID®, THALOMID®/Thalidomide CelgeneTM are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity.

Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  We have also analyzed actual billings received from the states to further support the accrual rates.  Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have only recently begun submitting partial Medicaid Managed Care Organization bills.  Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states.  Due to the receipt of more complete claims data as 2013 progressed, the accruals for certain states were reduced from the elevated levels at December 31, 2012 as a result of both the payments made being applied to the accrual and a $20.3 million favorable change in estimate of the ultimate obligation.  We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience.  Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices.  This expense is recognized throughout the year as costs are incurred.  In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. We record a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing.  We regularly review the information related to these estimates and adjust the provision accordingly.

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.  Distributor service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided.  TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents.  TRICARE rebate accruals are included in chargeback accruals and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.

See Critical Accounting Estimates and Significant Accounting Policies below for further discussion of gross to net sales accruals.
Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2010	$4.8	$8.3	$84.9	$47.4	$145.4
Allowances for sales during prior periods	—	—	(5.4)	2.1	(3.3)
Allowances for sales during 2011	16.7	56.1	192.1	191.8	456.7
Credits/deductions issued for prior year sales	(5.7)	(4.2)	(34.3)	(38.2)	(82.4)
Credits/deductions issued for sales during 2011	(6.8)	(51.5)	(100.3)	(138.8)	(297.4)
Balance at December 31, 2011	$9.0	$8.7	$137.0	$64.3	$219.0
Allowances for sales during prior periods	(7.5)	—	(13.3)	(2.4)	(23.2)
Allowances for sales during 2012	15.0	64.9	208.7	212.6	501.2
Credits/deductions issued for prior year sales	1.7	(4.3)	(60.2)	(54.8)	(117.6)
Credits/deductions issued for sales during 2012	(4.9)	(58.1)	(146.4)	(158.5)	(367.9)
Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	(1.1)	—	(27.8)	(1.9)	(30.8)
Allowances for sales during 2013	10.7	74.3	262.1	290.8	637.9
Credits/deductions issued for prior year sales	(3.1)	(5.2)	(53.4)	(42.0)	(103.7)
Credits/deductions issued for sales during 2013	(4.3)	(68.2)	(172.6)	(224.9)	(470.0)
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
A comparison of provisions for allowances for sales within each of the four categories noted above for 2013 and 2012 follows:
2013 compared to 2012:   Returns and allowances increased by $2.1 million in 2013 compared to 2012, partly due to a first quarter 2012 reversal of approximately $7.5 million in reserves established for certain products with quality issues which were resolved in 2012. In addition, during 2013 we recorded a sales returns reserve of $7.9 million for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies. The increases were partly offset by a $12.5 million net reduction in the VIDAZA® returns provision, which included a $7.5 million reduction in the returns allowance related to inventory levels held by distributors in early 2013 and a $2.8 million increase in the returns allowance related to inventory held by distributors at the end of 2013 given the launch of a generic version of VIDAZA® in September 2013.
Discounts increased by $9.4 million in 2013 compared to 2012, primarily due to sales increases in the United States.

Government rebates increased by $38.9 million in 2013 compared to 2012, partly due to an increase of approximately $21.1 million in government rebates related to U.S. governmental agencies, primarily attributable to volume increases and higher expense rates for the Medicare Part D Coverage Gap, partially offset by the refinement of the accrual for rebates to Medicaid Managed Care Organizations completed in the latter part of 2013. Rebates related to international markets increased by approximately $17.8 million, primarily due to a reduction in rebates recorded during 2012 for an amendment to a price/volume agreement for VIDAZA®

in a specific European country that resulted in a reduction in government rebates of approximately $10.9 million in 2012. Sales growth in multiple countries worldwide also contributed to higher rebates.

Chargebacks and distributor service fees increased by $78.7 million in 2013 compared to 2012.  Chargebacks and distributor service fees increased by approximately $46.2 million and $32.5 million, respectively, primarily due to higher sales volumes and contract eligible sales. Rebates specifically related to the TRICARE program increased by $6.8 million also due to higher sales volume.
2012 compared to 2011:    Returns and allowances decreased by $9.2 million in 2012 compared 2011, primarily due to the reversal of approximately $7.5 million in reserves established for certain products with quality issues which were resolved in 2012 and lower returns experience on all products, partially offset by a $7.6 million increase in the returns allowance related to increased levels of VIDAZA® inventory held by distributors at the end of 2012.
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
Chargebacks and distributor service fees increased by $16.3 million in 2012 compared to 2011. Chargebacks increased by approximately $2.8 million and distributor service fees increased by approximately $13.5 million. Chargebacks primarily increased due to $7.7 million of rebates related to VIDAZA® sales in the Japanese market which were included within discounts during the 2011 period, partially offset by a $4.1 million decrease in TRICARE rebates, reflecting lower utilization of THALOMID®. The distributor service fees increase was primarily due to higher sales volumes, including $8.3 million associated with higher sales of ABRAXANE®.
Cost of Goods Sold (excluding amortization of acquired intangible assets):    Cost of goods sold and related percentages for the years ended December 31, 2013, 2012 and 2011 were as follows (dollar amounts in millions):

	2013	2012	2011
Cost of goods sold (excluding amortization of acquired intangible assets)	$340.4	$299.1	$425.9
Increase (decrease) from prior year	$41.3	$(126.8)	$119.3
Percent increase (decrease) from prior year	13.8%	(29.8)%	38.9%
Percent of net product sales	5.4%	5.6%	9.1%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $41.3 million to $340.4 million in 2013 compared to 2012.  The increase was primarily due to the higher level of REVLIMID® and ABRAXANE® sales, partly offset by the elimination of royalty payments on sales of REVLIMID® resulting from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.4% in 2013 compared to 5.6% in 2012 primarily due to the increase in lower cost REVLIMID® sales and the elimination of royalty payments on our sales of REVLIMID® as noted above. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to a lawsuit filed by CMCC against us.
Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $126.8 million to $299.1 million in 2012 compared to 2011. The net decrease was primarily due to the 2011 inclusion of the $90.3 million final inventory step-up amortization adjustment on sales of ABRAXANE® related to the October 2010 acquisition of Abraxis, an aggregate $13.2 million in costs related to the sale of non-core Abraxis products which were divested in April 2011, a $15.3 million decrease in the allocation of prepaid royalties related to sales of VIDAZA® and a $8.6 million decrease in costs related to former Pharmion products to be exited. These decreases were partly offset by an increase in 2012 product material costs resulting from a higher level of sales activity. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.6% in 2012 compared to 9.1% in 2011. Excluding the inventory step-up amortization for ABRAXANE®, the cost of goods sold ratio in 2011 was 7.1%. The cost of goods sold ratio in 2012 was favorably impacted by 0.3% from a reduction in prepaid royalties expensed in 2012 related to sales of VIDAZA® and lower cost products, such as REVLIMID®, comprising a larger portion of total net sales.
Research and Development:    Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and upfront and milestone payments resulting from collaboration arrangements.
Research and development expenses and related percentages for the years ended December 31, 2013, 2012 and 2011 were as follows (dollar amounts in millions):

	2013	2012	2011
Research and development	$2,226.2	$1,724.2	$1,600.3
Increase from prior year	$502.0	$123.9	$471.8
Percent increase from prior year	29.1%	7.7%	41.8%
Percent of total revenue	34.3%	31.3%	33.0%

Research and development expenses increased by $502.0 million to $2.226 billion in 2013 compared to 2012. The increase was primarily due to a $446.3 million increase in payments made related to research and development collaboration arrangements as well as an increase in general research activity. The increases were partly offset by 2012 in-process research and development (IPR&D) asset impairment charges of $122.5 million, of which $53.4 million related to ISTODAX® for PTCL in Europe and $69.1 million related to an adjustment to the probability weighted forecasted sales of CC-292 compared to prior estimates. No IPR&D asset impairment charges were recorded in 2013.
Research and development expenses increased by $123.9 million to $1.724 billion in 2012 compared to 2011. The increase was primarily due to a $31.9 million increase in payments related to research and development collaboration arrangements, an increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases and the inclusion of Avila expenses incurred subsequent to the March 2012 acquisition date. The expense for 2012 also included $122.5 million in IPR&D asset impairment charges related to ISTODAX® and CC-292 as noted above.
The following table provides a breakdown of research and development expenses (in millions):

				Increase (Decrease)
	2013	2012	2011	2013 versus 2012	2012 versus 2011
Human pharmaceutical clinical programs	$825.3	$781.0	$732.4	$44.3	$48.6
Other pharmaceutical programs	530.9	428.3	406.1	102.6	22.2
Drug discovery and development	202.9	166.6	159.4	36.3	7.2
Cellular therapy	25.9	30.9	21.4	(5.0)	9.5
Collaboration arrangements	641.2	194.9	163.0	446.3	31.9
IPR&D impairments	—	122.5	118.0	(122.5)	4.5
Total	$2,226.2	$1,724.2	$1,600.3	$502.0	$123.9

We make significant investments in research and development in support of multiple ongoing proprietary clinical development programs which support both our existing products and pipeline of new drug candidates. See Item 1. "Business" for a table summarizing the current stage of development of both our commercial stage products and new drug candidates. Expenses related to collaboration arrangements increased significantly during 2013 compared to 2012 as a result of an increased number of new collaboration arrangements entered into during 2013 as well as higher levels of upfront fees associated with those new collaboration agreements. Expenses for milestone payments related to collaboration arrangements was also higher in 2013 than in 2012. See Note 17 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to our collaboration arrangements.
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
The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended December 31, 2013, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:
New phase III trials:

Product	Disease Indication
POMALYST®/IMNOVID®	Relapsed/Refractory Multiple Myeloma
Regulatory approval requests in major markets:

Product	Disease Indication	Major Market	Regulatory Agency	Date of Filing
OTEZLA® (apremilast)	Psoriasis	U.S.	FDA	November 2013
	Psoriasis and Psoriatic Arthritis	E.U.	EC	December 2013
Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
ABRAXANE®	Pancreatic cancer	E.U.	EC	Approval

Selling, General and Administrative:    Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, costs related to the launch of new products or those approved for new indications, outside legal and professional services, donations to independent non-profit patient assistance organizations in the United States and facilities costs.
Selling, general and administrative expenses and related percentages for the years ended December 31, 2013, 2012 and 2011 were as follows (dollar amounts in millions):

	2013	2012	2011
Selling, general and administrative	$1,684.5	$1,373.5	$1,226.3
Increase from prior year	$311.0	$147.2	$275.7
Percent increase from prior year	22.6%	12.0%	29.0%
Percent of total revenue	25.9%	24.9%	25.3%

Selling, general and administrative expenses increased by $311.0 million to $1.685 billion in 2013 compared to 2012, partly due to an increase in headcount related costs, including share based compensation expense, and marketing activities primarily related to the global launch of POMALYST®/IMNOVID®, expenses related to the launch of ABRAXANE® in pancreatic cancer, headcount increases and marketing expenses to prepare for the planned future launch of OTEZLA® (apremilast), a $27.7 million increase in service fees attributable to Latin American operations, an increase in incentive accruals and continued support of our currently marketed products, partially offset by a $23.6 million decrease in donations to independent non-profit patient assistance organizations in the United States.
Selling, general and administrative expenses increased by $147.2 million to $1.374 billion in 2012 compared to 2011, partly due to a $72.0 million increase in donations to independent non-profit patient assistance organizations in the United States, a $6.1 million increase in allowances for doubtful accounts related to our European operations and increased marketing activities related to the pre-launch of ABRAXANE® for first-line treatment of advanced NSCLC in the United States and pre-launch activities for POMALYST®/IMNOVID® globally.

Amortization of Acquired Intangible Assets:    Amortization of intangible assets acquired as a result of business combinations is summarized below for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Avila	$47.3	$39.4	$—
Abraxis	160.0	99.6	89.3
Gloucester	51.5	51.5	40.2
Pharmion	4.0	4.0	159.7
Total amortization	$262.8	$194.5	$289.2
Increase (decrease) from prior year	$68.3	$(94.7)	$86.0

Amortization of acquired intangible assets increased by $68.3 million to $262.8 million in 2013 compared to 2012 primarily due to a $61.9 million increase attributable to the October 2012 approval of ABRAXANE® in the United States for the treatment of NSCLC, which resulted in the commencement of amortization of the related intangible asset, and a $7.9 million increase in amortization related to intangible assets obtained in the March 2012 acquisition of Avila, partly offset by certain Abraxis related intangibles becoming fully amortized early in 2012.
Amortization of acquired intangible assets decreased by $94.7 million to $194.5 million in 2012 compared to 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011, which reduced amortization expense in 2012 by $155.8 million. The decrease was partly offset by the addition of intangible assets obtained in the March 2012 acquisition of Avila, which increased amortization expense by $39.4 million. In addition, the June 2011 FDA approval of ISTODAX® for treatment of PTCL in patients who have received at least one prior therapy increased amortization expense by $15.0 million and the October 2012 approval of ABRAXANE® in the United States for the treatment of NSCLC increased amortization expense by $16.3 million, both of which resulted from the commencement of amortization of the related intangible assets.
Acquisition Related (Gains) Charges and Restructuring, net: Acquisition related (gains) charges and restructuring, net is summarized below for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in millions):

	2013	2012	2011
Acquisition related (gains) charges and restructuring, net	$171.1	$169.0	$(142.3)
Increase (decrease) from prior year	$2.1	$311.3	$(189.6)
Percentage increase from prior year	1.2%	N/M	N/M
Acquisition related (gains) charges and restructuring, net was a net charge of $171.1 million in 2013 and $169.0 million in 2012. The net increase in expense of $2.1 million in 2013 compared to 2012 was primarily due to a combined $80.8 million unfavorable change in the income statement impact related to the fair values of our contingent consideration liabilities related to the Gloucester and Avila acquisitions, partly offset by a $76.1 million favorable change in the income statement impact related to the fair value of our our publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis.
Acquisition related (gains) charges and restructuring, net increased by $311.3 million in 2012 compared to 2011 primarily due to a $368.3 million change in the income statement impact related to the fair value of our CVRs. We recorded a $216.8 million charge in 2012 and a $151.5 million gain in 2011. In addition, in 2012 we recorded a $9.2 million accretion of the contingent consideration liability related to our acquisition of Avila. The increases were partly offset by a $63.6 million reduction in the contingent consideration liability related to the approval of ISTODAX® for PTCL in Europe.
Interest and Investment Income, Net:    Interest and investment income, net is summarized below for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in millions):

	2013	2012	2011
Interest and investment income, net	$22.0	$15.3	$25.9
Increase (decrease) from prior year	$6.7	$(10.6)	$(18.9)
Percentage increase (decrease) from prior year	43.8%	(41.0)%	(42.2)%

Interest and investment income, net increased by $6.7 million to $22.0 million in 2013 compared to 2012 primarily due to higher investment balances compared to the prior year, partly offset by a $6.1 million increase in losses on sales of marketable securities.
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
Interest Expense:    Interest expense is summarized below for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Interest expense	$91.6	$63.2	$42.7
Increase from prior year	$28.4	$20.5	$30.1

Interest expense increased by $28.4 million to $91.6 million in 2013 compared to 2012 primarily due to interest and fees associated with the issuance of $1.500 billion in senior notes in both August 2013 and August 2012.
Interest expense increased by $20.5 million to $63.2 million in 2012 compared to 2011 primarily due to interest and fees associated with the issuance in August 2012 of the $1.500 billion in senior notes referred to above and an increase in interest on Commercial Paper borrowings, which was in effect for full year 2012.
Other Income (Expense), Net:    Other income, net is summarized below for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Other income (expense), net	$(73.9)	$(17.0)	$(6.4)
Increase (decrease) from prior year	$(56.9)	$(10.6)	$2.8

Other expense increased by $56.9 million to $73.9 million in 2013 compared to 2012, primarily due to a $73.7 million increase in investment related impairment charges, including an $80.0 million impairment charge related to a royalty receivable asset that was received in April 2011 as partial consideration for the sale of the Abraxis non-core assets. The increase was partly offset by increased gains of $18.8 million related to foreign exchange contracts not designated as hedging instruments which were intended to mitigate the impact of exchange rate volatility in the translation of foreign earnings.
Other expense increased by $10.6 million to $17.0 million in 2012 compared to 2011, primarily due to $25.5 million in impairment losses related to cost method investments. The increase was partly offset by a $7.4 million gain on the sale of equity securities, net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges and a $2.1 million decrease in equity method investment losses.
Income Tax Provision:    The income tax provision decreased by $9.8 million to $215.5 million in 2013 compared to 2012. The full year 2013 underlying effective tax rate of 12.2% reflects the impact of our global business footprint. The decrease in the underlying effective tax rate from 2012 reflects an increase in tax benefits from certain collaboration and acquisition-related items, including the $80.0 million impairment charge for the royalty receivable referred to above, and upfront payments to collaboration partners of $227.0 million that were incurred in the fourth quarter of 2013. The effective tax rate for 2013 was increased by 0.7 percentage points as a result of discrete items, including a net increase in unrecognized tax benefits resulting from ongoing examinations and settlements with taxing authorities, partially offset by tax benefits from the retroactive reinstatement of the 2012 U. S. research and development tax credit. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013.
The income tax provision increased by $123.2 million to $225.3 million in 2012 compared to 2011. The full year 2012 underlying effective tax rate of 13.5% reflects the impact of our global business footprint. The increase in the underlying effective tax rate from 2011 reflects a decrease in tax benefits from certain acquisition-related items. The effective tax rate for 2012 was reduced by 0.1 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations and expirations of statutes of limitations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions and tax expense related to the filing of our 2011 income tax returns with certain items being less favorable than originally estimated. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013. The tax benefit of our 2012 research credit was recorded in the first quarter of 2013. This change in tax law did not have a significant impact on our income tax provisions.

The income tax provision for 2011 included a full year underlying effective tax rate of 11.5%. The effective tax rate was reduced by 4.3 percentage points in 2011 as a result of discrete items which included tax benefits related to a foreign tax credit, a decrease in unrecognized tax benefits for certain ongoing income tax audits and expirations of statutes of limitations, and a net tax benefit related to changes in state tax laws.
Net Income:    Net income and per common share amounts for the years ended December 31, 2013, 2012 and 2011 were as follows (dollar amounts in millions, except per share data):

	2013	2012	2011
Net income attributable to Celgene	$1,449.9	$1,456.2	$1,318.1
Per common share amounts:
Basic	$3.50	$3.38	$2.89
Diluted	$3.37	$3.30	$2.85
Weighted average shares:
Basic	413.8	430.9	455.3
Diluted	430.3	440.8	462.7

The $6.3 million decrease in net income to $1.450 billion in 2013 compared to 2012 was primarily due to a $446.3 million increase in payments made related to research and development collaboration arrangements, a $61.9 million increase in ABRAXANE® amortization expense due to the October 2012 FDA approval of ABRAXANE® for treatment of NSCLC, a $94.8 million increase in share-based compensation expense, and increased spending in support of our currently marketed products and those that we plan to launch. The increases in expense were nearly offset by the favorable impact from a higher level of net product sales. The $0.07 increase in diluted earnings per share in 2013 compared to 2012 was favorably impacted by the repurchase of 22.3 million common shares under our common share repurchase program, reducing our outstanding share base.
Net income increased by $138.1 million to $1.456 billion and diluted earnings per share increased by $0.45 to $3.30 in 2012 compared to 2011 reflecting a higher level of net product sales, reduction in amortization of acquired intangible assets primarily due to certain intangible assets becoming fully amortized at the end of 2011 and a decrease in cost of goods sold, resulting from the 2011 inclusion of inventory step-up amortization for sales of ABRAXANE®. These favorable items were partly offset by an increase in the fair value of our liability related to publicly traded CVRs, an increase in payments related to research and development collaboration arrangements and increase in marketing activity, primarily related to pre-launch expenses for POMALYST® and ABRAXANE® for new indications. Earnings per diluted share were also favorably impacted in 2012 by the repurchase of 28.6 million common shares under our common share repurchase program, reducing our outstanding share base.

Liquidity and Capital Resources
The following table summarizes the components of our financial condition for the years ended December 31, 2013, 2012 and 2011 (in millions):

				Increase (Decrease)
	2013	2012	2011	2013 versus 2012	2012 versus 2011
Financial assets:
Cash and cash equivalents	$3,234.4	$2,090.4	$1,859.5	$1,144.0	$230.9
Marketable securities available for sale	2,452.6	1,809.9	788.7	642.7	1,021.2
Total financial assets	$5,687.0	$3,900.3	$2,648.2	$1,786.7	$1,252.1
Debt:
Short-term borrowings	$544.8	$308.5	$526.7	$236.3	$(218.2)
Long-term debt, net of discount	4,196.5	2,771.3	1,275.6	1,425.2	1,495.7
Total debt	$4,741.3	$3,079.8	$1,802.3	$1,661.5	$1,277.5
Working capital[1]	$5,607.4	$3,767.6	$2,660.0	$1,839.8	$1,107.6

1
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
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally.  As of December 31, 2013, we held approximately $4.701 billion of these short-term funds in foreign tax jurisdictions.  The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities.  As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows).  Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments.  We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided.  Approximately $900.0 million of our foreign earnings, included in the $4.701 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States.  These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of December 31, 2013 and December 31, 2012 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated.  The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States.  We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.
Share Repurchase Program:    Our Board of Directors has approved an aggregate $9.500 billion stock repurchase program of which we have approximately $2.068 billion remaining for future share repurchases. During 2013, we used $2.765 billion for repurchases of our common stock, measured on a settlement date basis.
Components of Working Capital
Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and Supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $1.787 billion increase in cash, cash equivalents and marketable securities available for sale at December 31, 2013 compared to 2012 was primarily due to the issuance of $1.500 billion in senior notes in August 2013, net increase of $234.1 million in short-term borrowings and by cash generated from operations, partly offset by $2.765 billion paid under our share repurchase program.
Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net. For more information related to the fair value and valuation of our marketable securities, see Note 4 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Accounts Receivable, Net: Accounts receivable, net increased by $100.9 million to $1.061 billion at December 31, 2013 compared to December 31, 2012 primarily due to increased U.S. and international sales of REVLIMID®, ABRAXANE® and POMALYST®/IMNOVID®. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.
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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable.  Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $348.4 million at December 31, 2013 compared to $324.2 million at December 31, 2012.  Approximately $86.4 million of the $348.4 million receivable at December 31, 2013 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances.  We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level.  Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.

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
Inventory:    Inventory balances increased by $80.9 million to $340.4 million at the end of 2013 compared to 2012. The increase was primarily due to an increase in ABRAXANE® inventories, attributable to a higher sales level resulting from the FDA approvals of ABRAXANE® for treatment of NSCLC in October 2012 and pancreatic cancer in September 2013, as well as $33.4 million of OTEZLA® (apremilast) inventory that has been capitalized prior to regulatory approval, in anticipation of regulatory approval for this product.
Other Current Assets:    Other current assets increased by $116.2 million to $436.4 million at the end of 2013 compared to 2012 primarily due to a $48.8 million increase in prepaid taxes, a $33.9 million increase in the fair value of foreign currency forward contracts and a net increase in other prepaid accounts.
Commercial Paper:    In September 2011, we entered into a commercial paper program (the Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.500 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of December 31, 2013, $544.8 million of Commercial Paper was outstanding bearing an effective interest rate of 0.4%.
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
Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of December 31, 2013 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with those covenants as of December 31, 2013.
Accounts Payable, Accrued Expenses and Other Current Liabilities:    Accounts payable, accrued expenses and other current liabilities increased by $4.4 million to $1.357 billion at the end of 2013 compared to 2012. The increase was primarily due to increases of $93.1 million in compensation related expenses, $45.3 million of contingent consideration related to the January 2012 Avila acquisition, $45.0 million related to collaboration agreements, $30.3 million related to sales adjustments, $22.7 million related to foreign exchange contracts, $22.8 million in accrued interest and other miscellaneous liabilities. The increases were mostly offset by the 2013 payment of a $300.0 million liability, which had a fair value of $277.4 million at the end of 2012, associated with our publicly traded CVRs.
Income Taxes Payable (Current and Non-Current):    Income taxes payable increased by $51.0 million to $251.0 million at the end of 2013 compared to 2012, primarily from the current provision for income taxes of $462.1 million, net deferred intercompany credits of $32.6 million and an increase in refundable income taxes of $23.9 million, offset by income tax payments of $291.9 million and a tax benefit of stock options of $171.7 million.
Senior Notes:     In August 2013, we issued an additional $1.500 billion principal amount of senior notes consisting of $400.0 million aggregate principal amount of 2.300% Senior Notes due 2018 (the 2018 notes), $700.0 million aggregate principal amount of 4.000% Senior Notes due 2023 (the 2023 notes) and $400.0 million aggregate principal amount of 5.250% Senior Notes due 2043 (the 2043 notes) and, together with the 2018 notes and 2023 notes, referred to herein as the “2013 issued notes”. The 2013 issued notes were issued at 99.792%, 99.452% and 99.147% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $12.5 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2014 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 15 basis points in the case of the 2018 notes, 20 basis points in the case of the 2023 notes and 25 basis points in the case of the 2043 notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property. The carrying value of all of our senior notes issued was $4.196 billion at December 31, 2013.

Cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 were as follows (in millions):

				Increase (Decrease)
	2013	2012	2011	2013 versus 2012	2012 versus 2011
Net cash provided by operating activities	$2,225.9	$2,018.6	$1,776.1	$207.3	$242.5
Net cash (used in) provided by investing activities	$(528.6)	$(1,553.6)	$377.7	$1,025.0	$(1,931.3)
Net cash used in financing activities	$(553.7)	$(248.8)	$(1,622.0)	$(304.9)	$1,373.2
Operating Activities:    Net cash provided by operating activities increased by $207.3 million to $2.226 billion in 2013 compared to 2012 primarily as a result of an expansion of our operations and a related increase in net earnings.
Net cash provided by operating activities in 2012 increased by $242.5 million to $2.019 billion compared to 2011 primarily as a result of an expansion of our operations and related increase in net earnings.
Investing Activities: Net cash used in investing activities decreased by $1.025 billion in 2013 compared to 2012. The decrease in net cash used in investing activities was principally related to a cash use of $341.3 million for net purchases of marketable securities available for sale during 2013 compared to a cash use of $1.025 billion for net purchases in 2012, plus the use of $352.2 million for the acquisition of Avila in 2012.
Net cash used in investing activities in 2012 changed to a net use of $1.554 billion compared to $377.7 million of net cash provided by investing activities in 2011. The decrease in net cash provided by investing activities was principally related to a cash use of $1.025 billion for net purchases of marketable securities available for sale during 2012 compared to net sales of $481.8 million in 2011, plus the use of $352.2 million for the acquisition of Avila and $48.9 million for the purchase of intellectual property and other assets.
Financing Activities:    Net cash used in financing activities in 2013 was $553.7 million compared to a net cash use of $248.8 million in 2012. The $304.9 million increase in net cash used in financing activities was primarily attributable to a $721.0 million increase in cash used for the purchase of treasury shares and a cash use of $225.0 million recorded as a financing activity to reflect the portion of a $300.0 million milestone payment to holders of our CVRs that represents the original fair value of Abraxis contingent consideration. These increases were partially offset by net proceeds from borrowing of $234.1 million during 2013 compared to net repayments of $217.4 million in 2012. Proceeds from issuances of common stock under our employee stock plans plus the excess tax benefit from share-based compensation arrangements provided an aggregate $721.0 million during 2013, which is an increase of $195.5 million from 2012.
Net cash used in financing activities in 2012 was $248.8 million compared to a net cash use of $1.622 billion in 2011. The $1.372 billion decrease in net cash used in financing activities in 2012 was primarily attributable to $1.487 billion of proceeds from the issuance of long-term debt, partially offset by $217.4 million of net repayments of short-term borrowing in 2012, compared to $525.7 million of net short-term borrowing in 2011. During 2012 and 2011, we used $2.044 billion and $2.189 billion, respectively, for repurchases of our common stock, measured on a settlement date basis.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2013 (in millions):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Senior notes[1]	$146.5	$780.6	$1,158.9	$3,998.0	$6,084.0
Short-term borrowings	544.8	—	—	—	544.8
Operating leases	54.5	87.3	52.8	44.6	239.2
Other contract commitments	101.7	68.6	—	—	170.3
Total	$847.5	$936.5	$1,211.7	$4,042.6	$7,038.3

[1]	The senior note obligation amounts include future principal and interest payments.
Senior Notes:   In August 2013, we issued $1.500 billion principal amount of senior notes consisting of $400.0 million aggregate principal amount of 2.300% Senior Notes due 2018, $700.0 million aggregate principal amount of 4.000% Senior Notes due 2023 and $400.0 million aggregate principal amount of 5.250% Senior Notes due 2043.
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
Short-term Borrowings:    Contractual obligations related to short-term borrowings included principal, interest and fees of $544.8 million related to commercial paper outstanding at December 31, 2013.
Operating Leases:    We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for operating leases expire at various dates between 2014 and 2023 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2. "Properties" of this Annual Report on Form 10-K.
Other Contract Commitments:    Other contract commitments of $170.3 million on December 31, 2013 primarily included $153.7 million in contractual obligations related to product supply contracts and a remaining $14.6 million balance due in connection with our acquisition of a manufacturing facility in Switzerland.
Collaboration Arrangements:    We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development and regulatory approval milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets at December 31, 2013 and 2012 contained in this Annual Report on Form 10-K. Potential milestone payments (not including potential royalty payments) total approximately $4.300 billion, including approximately $3.503 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $796.7 million in sales-based milestones. The more notable collaboration agreements are identified in Note 17 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
New Accounting Standards
For a discussion of new accounting standards please see Note 1 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we believe the following accounting estimates and policies to be critical:
Revenue Recognition:    Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer and the sales price is fixed and determinable. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded. We record estimated reductions to revenue for volume-based discounts and rebates at the time of the initial sale. The estimated reductions to revenue for such volume-based discounts and rebates are based on the sales terms, historical experience and trend analysis.
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
Gross to Net Sales Accruals:  We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable.  If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected.  Under this methodology, we track actual returns by individual production lots.  Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience.  Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates.  Any changes from the historical trend rates are considered in determining the current sales return allowance.  REVLIMID®, POMALYST® and THALOMID® are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel, resulting in generally lower returns activity for those products.
Sales discount accruals are based on payment terms extended to customers.
Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  We have also analyzed actual billings received from the states to further support the accrual rates.  Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the 2010 U.S. Health Care Reform Law), certain states have only recently begun submitting partial Medicaid Managed Care Organization bills.  Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states.  Due to the receipt of more complete claims data as 2013 progressed, the accruals for certain states were reduced from the elevated levels at December 31, 2012 as a result of both the payments made being applied to the accrual and a $20.3 million favorable change in estimate of the ultimate obligation.  We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience.  Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices.  This expense is recognized throughout the year as costs are incurred.  In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.
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

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.  Distributor service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided.  TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents.  TRICARE rebate accruals are included in chargeback accruals and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
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
We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2013, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.
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
Accounting for Long-Term Incentive Plans:    We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2014, 2015 and 2016. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share; 37.5% on total non-GAAP revenue, as defined; and 25% on relative total shareholder return, which is a measurement of our stock price performance during the year compared with a group of other companies in the biopharmaceutical industry.
Payouts may be in the range of 0% to 200% of the participant's salary for the LTIPs. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. For awards payable in common stock, the number of shares is determined using the average closing price for the 30 trading days prior to the beginning of the cycle. The Compensation Committee may determine that payments made in common stock will be restricted from trading for a period of three years. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control.
Accruals recorded for the LTIP entail making certain assumptions concerning future non-GAAP earnings per share, non-GAAP revenues and relative total shareholder return, as defined; the actual results of which could be materially different than the assumptions used. Accruals for the LTIP are reviewed on a regular basis and revised accordingly so that the liability recorded reflects updated estimates of future payouts. In estimating the accruals, management considers actual results to date for the performance period, expected results for the remainder of the performance period, operating trends, product development, pricing and competition.
Valuation of Goodwill, Acquired Intangible Assets, Other Assets and IPR&D:    We have recorded goodwill, acquired intangible assets and IPR&D primarily through the acquisitions of Pharmion, Gloucester, Abraxis and Avila. When identifiable intangible assets, including in-process research and development and securitized financial assets, are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in-process projects or estimating future cash flows expected to be collected; and

•	developing appropriate discount rates and probability rates.
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
Other assets are tested for impairment when a triggering event occurs that could indicate a potential impairment. Such test entails completing an updated discounted cash flow model to estimate the fair value of the asset.
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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2013, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain derivative contracts.
Marketable Securities Available for Sale:    At December 31, 2013, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.
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

As of December 31, 2013, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Principal amount	$390.4	$1,351.8	$222.3	$33.8	$1,998.3
Fair value	$391.6	$1,363.8	$229.8	$34.3	$2,019.5
Weighted average interest rate	0.4%	0.7%	2.1%	2.6%	0.8%
Long-Term Debt:   We have issued an aggregate $4.250 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of the end of December 31, 2013 are summarized below:

	Principal Amount	Carrying Value
2.450% senior notes due 2015	$500.0	$513.9
1.900% senior notes due 2017	500.0	499.9
2.300% senior notes due 2018	400.0	399.0
3.950% senior notes due 2020	500.0	484.6
3.250% senior notes due 2022	1,000.0	956.6
4.000% senior notes due 2023	700.0	696.3
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.6
Total long-term debt	$4,250.0	$4,196.5
At December 31, 2013, the fair value of our senior notes outstanding was $4.269 billion.
Celgene Common Stock: As part of the management of our Board of Director authorized share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to repurchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would repurchase the shares covered by the option at the strike price of the put option. While such a purchase would be at a price above the then fair market value of our shares, it would be at a price that we feel is favorable in the overall context of our share repurchase program. During 2013 we sold a single put option for a premium of $1.2 million that expired unexercised. At December 31, 2013, we had no outstanding put options. In February 2014, we sold a put option on $200.0 million notional amount of shares of stock with a strike price of $142.81 and maturing in March 2014 for a premium of $4.8 million.
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

Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2013 and 2012 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2013 and 2012 (in millions):

	Notional Amount
Foreign Currency:	2013	2012
Australian Dollar	$—	$5.1
British Pound	279.4	77.9
Canadian Dollar	—	134.4
Euro	3,318.2	969.3
Japanese Yen	559.1	236.2
Total	$4,156.7	$1,422.9
We consider the impact of our own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2013, credit risk did not materially change the fair value of our foreign currency forward contracts.
We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2013 and 2012 were $878.5 million and $795.4 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2013 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $501.0 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

Foreign Currency Option Contracts:    From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in euros. In connection with this strategy, we may also sell local currency put options that are not accounted for as hedges in order to reduce or fully offset the net cost of the hedging contracts. Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2013 and 2012:

	Notional Amount [1]
	2013	2012
Foreign Currency Option:
Designated as hedging activity:
Purchased Put	$—	$228.8
Written Call	$—	$235.9
Not designated as hedging activity:
Purchased Put	$—	$160.5
Written Put	$—	$(216.0)
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option. The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.
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

Forward Starting Interest Rate Swaps: During 2013, we entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $300.0 million and effective dates in November 2014, with $100.0 million maturing in five years and $200 million maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt. During January and February 2014, we entered into additional forward starting swaps with effective dates in November 2014 and an aggregate notional value of $350.0 million and maturities of five and ten years. A one percentage point increase in interest rates at December 31, 2013 would not have had a material impact on the fair value of our forward starting interest rate swaps.
Treasury Rate Lock Agreements: During 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes that were issued in August 2012. The treasury rate locks were settled during 2012 which resulted in losses of $35.3 million that were recorded to OCI. No material amounts were recorded in income during 2013 or 2012 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.
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

We have entered into swap contracts that were designated as hedges of our fixed rate notes due in 2015, 2017, 2018, 2020, 2022 and 2023 and also terminated the hedging relationship by settling certain of those swap contracts during 2012 and 2013.  The settlement of swap contracts resulted in the receipt of net proceeds of $5.0 million in 2012 and $22.9 million in 2013 which is accounted for as a reduction of current and future interest expense associated with these notes.  See Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to reductions of current and future interest expense. The following table summarizes the notional amounts of our outstanding swap contracts at the end December 31, 2013 and 2012:

	Notional Amount
	2013	2012
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$—
1.900% senior notes due 2017	300.0	100.0
2.300% senior notes due 2018	200.0	—
3.950% senior notes due 2020	500.0	—
3.250% senior notes due 2022	850.0	200.0
4.000% senior notes due 2023	150.0	—
Total	$2,300.0	$300.0
During 2014 we continued to actively manage our interest rate swaps and have terminated the hedging relationships of certain swap contracts and entered into new swaps that were designated as fair value hedges of our senior notes. The notional amount of our outstanding interest rate contracts at February 12, 2014 was $1.850 billion.
A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2013 would have reduced the aggregate fair value of our net payable by $157.2 million. A one percentage point decrease at December 31, 2013 would have increased the aggregate fair value of our net payable by $181.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II – Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
February 13, 2014

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$3,234.4	$2,090.4
Marketable securities available for sale	2,452.6	1,809.9
Accounts receivable, net of allowances of $40.0 and $33.0 at December 31, 2013 and 2012, respectively	1,061.4	960.5
Inventory	340.4	259.5
Deferred income taxes	25.3	93.2
Other current assets	436.4	320.2
Total current assets	7,550.5	5,533.7
Property, plant and equipment, net	593.4	578.4
Intangible assets, net	2,839.7	3,100.4
Goodwill	2,041.2	2,042.8
Other assets	353.4	479.0
Total assets	$13,378.2	$11,734.3
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$544.8	$308.5
Accounts payable	156.2	145.6
Accrued expenses	1,001.1	775.7
Income taxes payable	16.0	11.8
Current portion of deferred revenue	27.7	17.3
Other current liabilities	199.7	431.3
Total current liabilities	1,945.5	1,690.2
Deferred revenue, net of current portion	23.7	16.2
Income taxes payable	235.0	188.2
Deferred income taxes	804.9	1,018.4
Other non-current liabilities	582.7	355.5
Long-term debt, net of discount	4,196.5	2,771.3
Total liabilities	7,788.3	6,039.8
Commitments and Contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $.01 par value per share, 575.0 million shares authorized; issued 511.2 million and 498.4 million shares at December 31, 2013 and 2012, respectively	5.1	5.0
Common stock in treasury, at cost; 101.5 million and 78.7 million shares at December 31, 2013 and 2012, respectively	(7,662.1)	(4,823.2)
Additional paid-in capital	8,680.4	7,539.8
Retained earnings	4,472.5	3,022.6
Accumulated other comprehensive income (loss)	94.0	(49.7)
Total stockholders' equity	5,589.9	5,694.5
Total liabilities and stockholders' equity	$13,378.2	$11,734.3
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Net product sales	$6,362.3	$5,385.6	$4,699.7
Collaborative agreements and other revenue	14.7	10.7	19.5
Royalty revenue	116.9	110.4	122.9
Total revenue	6,493.9	5,506.7	4,842.1
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	340.4	299.1	425.9
Research and development	2,226.2	1,724.2	1,600.3
Selling, general and administrative	1,684.5	1,373.5	1,226.3
Amortization of acquired intangible assets	262.8	194.5	289.2
Acquisition related (gains) charges and restructuring, net	171.1	169.0	(142.3)
Total costs and expenses	4,685.0	3,760.3	3,399.4
Operating income	1,808.9	1,746.4	1,442.7
Other income and (expense):
Interest and investment income, net	22.0	15.3	25.9
Interest (expense)	(91.6)	(63.2)	(42.7)
Other income (expense), net	(73.9)	(17.0)	(6.4)
Income before income taxes	1,665.4	1,681.5	1,419.5
Income tax provision	215.5	225.3	102.1
Net income	1,449.9	1,456.2	1,317.4
Net loss attributable to non-controlling interest	—	—	0.7
Net income attributable to Celgene	$1,449.9	$1,456.2	$1,318.1
Net income per share attributable to Celgene:
Basic	$3.50	$3.38	$2.89
Diluted	$3.37	$3.30	$2.85
Weighted average shares:
Basic	413.8	430.9	455.3
Diluted	430.3	440.8	462.7
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$1,449.9	$1,456.2	$1,317.4
Other comprehensive income:
Foreign currency translation adjustments	27.4	25.9	(9.8)
Pension liability adjustment	3.2	(4.7)	(1.5)
Change in functional currency of a foreign subsidiary	—	13.1	—
Net asset transfer of a common control foreign subsidiary	—	0.6	(0.1)
Net unrealized (losses) gains related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of $2.6, ($13.8) and ($0) for the years ended 2013, 2012 and 2011, respectively	(5.8)	53.0	21.3
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $6.9, ($1.9) and ($2.9) for the years ended 2013, 2012 and 2011, respectively	(14.2)	(77.7)	2.9
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains, net of tax expense (benefit) of $77.1, ($0.1) and $1.4 for the years ended 2013, 2012 and 2011, respectively	128.0	1.4	2.9
Reclassification adjustment for losses (gains) included in net income, net of tax (expense) benefit of $2.2, $0.1 and $0.3 for the years ended 2013, 2012 and 2011, respectively	5.1	1.0	(4.3)
Total other comprehensive income	143.7	12.6	11.4
Comprehensive income	1,593.6	1,468.8	1,328.8
Comprehensive loss attributable to non-controlling interest	—	—	0.7
Comprehensive income attributable to Celgene	$1,593.6	$1,468.8	$1,329.5
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,449.9	$1,456.2	$1,317.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96.9	84.9	71.2
Amortization	277.2	198.6	291.7
Provision for accounts receivable allowances	6.2	12.5	6.4
Deferred income taxes	(246.6)	100.2	(85.8)
Impairment charges	105.4	148.0	118.0
Change in value of contingent consideration	171.1	166.4	(147.5)
Share-based compensation expense	325.8	231.0	217.2
Share-based employee benefit plan expense	32.6	19.3	20.7
Reclassification adjustment for cash flow hedges included in net income	(7.3)	(79.6)	—
Unrealized change in value of derivative instruments	(1.4)	71.7	(47.6)
Realized losses (gains) on marketable securities available for sale	7.3	1.1	(3.8)
Other, net	4.5	(1.8)	15.9
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(101.4)	(30.1)	(263.1)
Inventory	(89.7)	(69.7)	71.0
Other operating assets	(90.9)	91.7	(66.9)
Accounts payable and other operating liabilities	287.2	68.2	191.2
Payment of contingent consideration	(75.0)	—	(23.3)
Income tax payable	57.4	(455.5)	95.3
Deferred revenue	16.7	5.5	(1.9)
Net cash provided by operating activities	2,225.9	2,018.6	1,776.1
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	3,642.3	1,743.7	2,175.2
Purchases of marketable securities available for sale	(3,983.6)	(2,768.8)	(1,693.4)
Payments for acquisition of business, net of cash acquired	—	(352.2)	—
Purchases of intellectual property and other assets	(19.4)	(48.9)	—
Proceeds from the sale of assets, net	—	15.8	93.2
Capital expenditures	(119.7)	(111.5)	(132.1)
Purchases of investment securities	(47.1)	(30.0)	(59.3)
Other investing activities	(1.1)	(1.7)	(5.9)
Net cash (used in) provided by investing activities	(528.6)	(1,553.6)	377.7
Cash flows from financing activities:
Payment for treasury shares	(2,764.6)	(2,043.6)	(2,188.6)
Proceeds from short-term borrowing	4,462.0	4,494.8	1,878.8
Principal repayments on short-term borrowing	(4,227.9)	(4,712.2)	(1,353.1)
Proceeds from sale of common equity put options	1.2	—	—
Payment of contingent consideration	(225.0)	—	(156.7)
Proceeds from the issuance of long-term debt	1,479.6	1,486.7	—
Net proceeds from exercise of common stock options and warrants	551.6	476.2	166.5
Excess tax benefit from share-based compensation arrangements	169.4	49.3	31.1
Net cash used in financing activities	(553.7)	(248.8)	(1,622.0)
Effect of currency rate changes on cash and cash equivalents	0.4	14.7	(23.4)
Net increase in cash and cash equivalents	1,144.0	230.9	508.4
Cash and cash equivalents at beginning of period	2,090.4	1,859.5	1,351.1
Cash and cash equivalents at end of period	$3,234.4	$2,090.4	$1,859.5
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized gain on marketable securities available for sale	$(205.1)	$(1.3)	$(3.7)
Matured shares tendered in connection with stock option exercises	$—	$(1.2)	$(4.9)
Supplemental disclosure of cash flow information:
Interest paid	$90.8	$48.4	$50.2
Income taxes paid	$291.9	$469.6	$93.0
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions)

	Celgene Corporation Shareholders
Years Ended December 31, 2013, 2012 and 2011	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non- Controlling Interest	Total
Balances at December 31, 2010	$4.8	$(545.6)	$6,350.2	$248.3	$(73.7)	$5,984.0	$11.5	$5,995.5
Net income				1,318.1		1,318.1	(0.7)	1,317.4
Other comprehensive income			0.1		11.4	11.5		11.5
Mature shares tendered related to option exercise		(4.9)	3.0			(1.9)		(1.9)
Exercise of stock options and warrants and conversion of restricted stock units	0.1		166.7			166.8		166.8
Shares purchased under share repurchase program		(2,221.2)				(2,221.2)		(2,221.2)
Issuance of common stock for employee benefit plans		11.0	2.6			13.6		13.6
Issuance of common stock related to Abraxis acquisition			0.1			0.1		0.1
Expense related to share-based compensation			216.6			216.6		216.6
Income tax benefit upon exercise of stock options			25.1			25.1		25.1
Disposal of non-controlling interest							(10.8)	(10.8)
Balances at December 31, 2011	$4.9	$(2,760.7)	$6,764.4	$1,566.4	$(62.3)	$5,512.7	$—	$5,512.7
Net income				1,456.2		1,456.2		1,456.2
Other comprehensive income			(13.7)		12.6	(1.1)		(1.1)
Mature shares tendered related to option exercise		(1.2)	0.6			(0.6)		(0.6)
Exercise of stock options and warrants and conversion of restricted stock units	0.1	(10.6)	483.0			472.5		472.5
Shares purchased under share repurchase program		(2,050.7)				(2,050.7)		(2,050.7)
Issuance of common stock for employee benefit plans			19.2			19.2		19.2
Expense related to share-based compensation			230.5			230.5		230.5
Income tax benefit upon exercise of stock options			55.8			55.8		55.8
Balances at December 31, 2012	$5.0	$(4,823.2)	$7,539.8	$3,022.6	$(49.7)	$5,694.5	$—	$5,694.5
Net income				1,449.9		1,449.9		1,449.9
Other comprehensive income					143.7	143.7		143.7
Exercise of stock options and conversion of restricted stock units	0.1	(69.7)	623.6			554.0		554.0
Shares purchased under share repurchase program		(2,769.2)				(2,769.2)		(2,769.2)
Issuance of common stock for employee benefit plans			22.0			22.0		22.0
Expense related to share-based compensation			325.0			325.0		325.0
Income tax benefit upon exercise of stock options			170.0			170.0		170.0
Balances at December 31, 2013	$5.1	$(7,662.1)	$8,680.4	$4,472.5	$94.0	$5,589.9	$—	$5,589.9
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts, unless otherwise indicated)
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

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), ISTODAX® and azacitidine for injection (generic version of VIDAZA®). Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Celgene Cellular Therapeutics subsidiary and other licensing agreements.

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
Derivative Instruments and Hedges:    All derivative instruments are recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange, on our stock price and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost.
Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government, agency and Supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

at the time of purchase. In addition, our equity investments in the publicly traded common stock of companies with whom we have entered into collaboration agreements are also designated as marketable securities available for sale.
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
Concentration of Credit Risk:    Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS, non-U.S. government, agency and Supranational securities, global corporate debt securities and asset backed securities (See Note 6). We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates.
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
The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $348.4 million at December 31, 2013, compared to $324.2 million at December 31, 2012. Approximately $86.4 million of the $348.4 million receivable at December 31, 2013 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
We capitalize inventory costs associated with certain products prior to regulatory approval of products, or for inventory produced in new production facilities, when management considers it highly probable that the pre-approval inventories will be saleable. The determination to capitalize is based on the particular facts and circumstances relating to the expected regulatory approval of the product or production facility being considered, and accordingly, the time frame within which the determination is made varies from product to product. The assessment of whether or not the product is considered highly probable to be saleable is made on a quarterly basis and includes, but is not limited to, how far a particular product or facility has progressed along the approval process, any known safety or efficacy concerns, potential labeling restrictions and other impediments. We could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, a delay in commercialization or other potential factors.
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
Other Intangible Assets:    Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets which are not amortized include acquired in-process research and development (IPR&D) and acquired intangible assets held for sale. Amortization is initiated for IPR&D intangible assets when their useful lives have been determined. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in the income statement. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill:    Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each November 30.
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
Contingent Consideration from Business Combinations:    Subsequent to the acquisition date, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in income as acquisition related (gains) charges and restructuring, net. Changes in fair values reflect new information about related IPR&D and other assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and is accrued based on an accretion schedule.
Foreign Currency Translation:    Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Income. We had a net foreign exchange gain of $22.2 million in 2013 and losses of $10.8 million and $3.1 million in 2012 and 2011, respectively. These amounts include the impact of gains and losses on foreign exchange contracts not designated as hedging instruments (See Note 5).
Research and Development Costs:    Research and development costs are expensed as incurred. These include all internal and external costs related to services contracted by us. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.
Income Taxes:    We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on income tax returns we file if such tax position is more likely than not to be sustained.
Revenue Recognition:   Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer and the sales price is fixed and determinable. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded. We record estimated reductions to revenue for volume-based discounts and rebates at the time of the initial sale. The estimated reductions to revenue for such volume-based discounts and rebates are based on the sales terms, historical experience and trend analysis.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  We have also analyzed actual billings received from the states to further support the accrual rates.  Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have only recently begun submitting partial Medicaid Managed Care Organization bills.  Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states.  Due to the receipt of more complete claims data as 2013 progressed, the accruals for certain states were reduced from the elevated levels at December 31, 2012 as a result of both the payments made being applied to the accrual and a $20.3 million favorable change in estimate of the ultimate obligation.  We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices.  This expense is recognized throughout the year as costs are incurred.  In certain international markets, government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.  Distributor service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided.  TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents.  TRICARE rebate accruals are included in chargeback accruals and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
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
Share-Based Compensation:    We utilize share based compensation in the form of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs). Compensation expense is recognized in the Consolidated Statements of Income based on the estimated fair value of the awards at grant date. Compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. Management expectations related to the achievement of performance goals associated with PSU grants is assessed regularly and that assessment is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense recognized to date associated with grants that are not expected to vest will be reversed.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In July 2013, the FASB issued Accounting Standards Update "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013 for public entities. During the quarter ended December 31, 2013, we early adopted ASU 2013-11 on a prospective basis, and the change in presentation had no material impact on our financial position or results of operations.

2.     Acquisitions and Divestitures
Avila Acquisition
On March 7, 2012 (the Acquisition Date), we acquired all of the outstanding common stock of Avila Therapeutics, Inc., subsequently renamed Celgene Avilomics Research, herein referred to as Avila. The acquisition resulted in Avila becoming our wholly-owned subsidiary. The results of operations for Avila are included in our consolidated financial statements from the Acquisition Date and the assets and liabilities of Avila have been recorded at their respective fair values on the Acquisition Date and consolidated with our other assets and liabilities. Avila's results of operations to the Acquisition Date were determined to be immaterial to us; therefore, pro forma financial information is not required to be presented.
We paid $352.2 million in cash, net of cash acquired, and may make additional payments of up to an estimated maximum of $595.0 million in contingent developmental and regulatory milestone payments.
Avila is a clinical-stage biotechnology company focused on the design and development of targeted covalent drugs to achieve best-in-class outcomes. Avila's product pipeline has been created using its proprietary Avilomics platform for developing targeted covalent drugs that treat diseases through protein silencing. Avila's most advanced product candidate, CC-292, formerly AVL-292, a potential treatment for cancer and autoimmune diseases, is currently in phase I clinical testing. We acquired Avila to enhance our portfolio of potential therapies for patients with life-threatening illnesses worldwide.
Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the Acquisition Date and subsequently adjusted for time and probability accretion. The range of potential milestone payments is from no payment if none of the milestones are achieved to an estimated maximum of $595.0 million if all milestones are achieved. The potential milestones consist of developmental and regulatory achievements, including milestones for the initiation of phase II and phase III studies, investigational new drug, or IND, filings, and other regulatory events.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The fair value of consideration transferred in the acquisition of Avila is shown in the table below:

Fair Value at the Acquisition Date
Cash	$363.4
Contingent consideration	171.7
Total fair value of consideration transferred	$535.1
The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective fair values summarized below:

Amounts Recognized as of Acquisition Date
Working capital[1]	$12.0
Property, plant and equipment	2.6
Platform technology intangible asset[2]	330.8
In-process research and development product rights	198.4
Net deferred tax liability[3]	(165.0)
Total identifiable net assets	378.8
Goodwill	156.3
Net assets acquired	$535.1

[1]	Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.

[2]	Platform technology related to the Avilomics discovery platform which is being amortized over a useful life of seven years based on the estimated useful life of the platform.

[3]	Includes current deferred income tax asset of $14.7 million and non-current deferred tax liability of $179.7 million.
The fair values of current assets, current liabilities and property, plant and equipment were determined to approximate their book values.
The fair value of the platform technology intangible asset was based primarily on expected cash flows from future product candidates to be developed from the Avilomics platform and the fair value assigned to acquired IPR&D was primarily based on expected cash flows from the CC-292 product candidate which is in phase I testing. The values assigned to the platform technology intangible asset and the IPR&D asset were determined by estimating the costs to develop CC-292 and future product candidates into commercially viable products, estimating the resulting revenue from the potential products, and discounting the net cash flows to present value. The revenue and cost projections used were reduced based on the probability of developing new drugs. Additionally, the projections considered the relevant market sizes, growth factors and the nature and expected timing of new product introductions. The resulting net cash flows from such potential products are based on our estimates of cost of sales, operating expenses, and income taxes. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above. Acquired IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval in specified markets or discontinuation of CC-292.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to full ownership rights to the Avilomics platform. We do not expect any portion of this goodwill to be deductible for tax purposes. The

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goodwill attributable to the acquisition has been recorded as a non-current asset in our Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.
Prior to the acquisition, Avila had a number of collaboration agreements in place to which we are now party. These agreements entitle us to receive potential milestone payments and reimbursement of expenses for research and development expenses incurred under the collaborations and our collaboration partners may receive intellectual property rights or options to purchase such rights related to products developed under the collaborations. We do not consider these collaboration arrangements to be significant.
Sale of Non-core Assets
The 2010 acquisition of Abraxis BioScience, Inc. (Abraxis) included a number of assets that were not associated with nab® technology or ABRAXANE®. In April 2011, we sold these non-core assets to various entities that were owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis. We received cash consideration, 10% equity ownership in Active Biomaterials, LLC, which we subsequently sold to Dr. Patrick Soon-Shiong, and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. We recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its April 2011 fair market value calculated as the present value of estimated future net cash flows. Based on observed industry consolidation in the market that produces the raw materials for the products sold by Active Biomaterials, LLC and the forecasted reduction of net sales subject to royalties, we performed an analysis in December 2013 of the fair value of the future royalty stream. Our evaluation of discounted estimated future cash flows resulted in a fair value of $90.0 million for the future royalty stream and we recorded an impairment expense of $80.0 million in 2013.
In January 2014, we entered into a collaboration agreement with NantBioScience, Inc. (NantBioScience), an entity controlled by Dr. Patrick Soon-Shiong in which Celgene contributed $75 million, the rights to the future royalty stream noted above and licenses to two nab® product candidates. In return, Celgene received 14 percent equity ownership in NantBioScience, an option to license a certain number of product candidates developed by NantBioScience, including the two nab® product candidates that Celgene is licensing to NantBioScience, and the parent company of NantBioScience assumed, and agreed to pay and satisfy when due, our obligation to pay The Chan Soon-Shiong Institute for Advanced Health (CSS Institute) $50.0 million contingent, matching contributions.
3.     Earnings Per Share

	2013	2012	2011
Net income attributable to Celgene	$1,449.9	$1,456.2	$1,318.1
Weighted-average shares:
Basic	413.8	430.9	455.3
Effect of dilutive securities:
Options, restricted stock units, warrants and other	16.5	9.9	7.4
Diluted	430.3	440.8	462.7
Net income per share attributable to Celgene:
Basic	$3.50	$3.38	$2.89
Diluted	$3.37	$3.30	$2.85
The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 7.2 million in 2013, 12.7 million in 2012 and 25.9 million in 2011.
During the period of April 2009 through December 2013, our Board of Directors has approved repurchases of up to an aggregate of $9.500 billion of our common stock, including the June 2013 authorization to repurchase an additional $3.000 billion of our common stock.

As part of the Board authorized share repurchase program, in February 2013 we entered into an Accelerated Share Repurchase (ASR) agreement with an investment bank to repurchase an aggregate of $600.0 million of our common stock. The total number of shares repurchased under the ASR agreement was 5.2 million shares at a weighted average price of $114.30 per share.

As part of the management of our Board of Director authorized share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to repurchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

price of our stock is below the strike price of the put option at the time the option expires, we would repurchase the shares covered by the option at the strike price of the put option. During 2013 we sold a single put option for a premium of $1.2 million that expired unexercised. At December 31, 2013, we had no outstanding put options. In February 2014, we sold a put option on $200.0 million notional amount of shares of stock with a strike price of $142.81 and maturing in March 2014 for a premium of $4.8 million.
We repurchased 22.3 million shares of common stock under the program from all sources, including the ASR during 2013. As of December 31, 2013, we had a remaining open-ended repurchase authorization of $2.068 billion.
4.     Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and the valuation techniques we utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 18 for a description of the CVRs.  Our Level 2 liabilities relate to interest rate swap contracts and forward starting interest rate swap contracts.  Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester) and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila acquisition. The maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $595.0 million, respectively.

	Balance at December 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,452.6	$433.1	$2,019.5	$—
Cash equivalents	20.0	—	20.0	—
Total assets	$2,472.6	$433.1	$2,039.5	$—
Liabilities:
Forward currency contracts	$(9.2)	$—	$(9.2)	$—
Contingent value rights	(118.1)	(118.1)	—	—
Interest rate swaps	(49.6)	—	(49.6)	—
Other acquisition related contingent consideration	(228.5)	—	—	(228.5)
Total liabilities	$(405.4)	$(118.1)	$(58.8)	$(228.5)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at December 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,809.9	$0.3	$1,809.6	$—
Cash equivalents	27.0	—	27.0	—
Interest rate swaps	1.7	—	1.7	—
Forward currency contracts	17.8	—	17.8	—
Purchased currency options	2.7	—	2.7	—
Total assets	$1,859.1	$0.3	$1,858.8	$—
Liabilities:
Contingent value rights	$(277.4)	$(277.4)	$—	$—
Written currency options	(5.1)	—	(5.1)	—
Other acquisition related contingent consideration	(198.1)	—	—	(198.1)
Total liabilities	$(480.6)	$(277.4)	$(5.1)	$(198.1)

The following table represents a roll-forward of the fair value of Level 3 liabilities (significant unobservable inputs):

	2013	2012
Liabilities:
Balance at beginning of period	$(198.1)	$(76.9)
Amounts acquired or issued	—	(171.7)
Net change in fair value	(30.4)	50.5
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(228.5)	$(198.1)
The $30.4 million increase in the fair value of Level 3 liabilities in 2013 was primarily due to probability adjustments for two Avila milestones. Level 3 liabilities issued during 2012 consisted of contingent consideration related to the acquisition of Avila. The $50.5 million net decrease in the fair value of Level 3 liabilities in 2012 was due to a $59.7 million reduction in the contingent consideration liability related to the approval of ISTODAX® for PTCL in Europe, partly offset by a $9.2 million increase in the accretion of the contingent consideration liability related to our acquisition of Avila.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2013 and 2012 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2013 and 2012:

	Notional Amount
Foreign Currency:	2013	2012
Australian Dollar	$—	$5.1
British Pound	279.4	77.9
Canadian Dollar	—	134.4
Euro	3,318.2	969.3
Japanese Yen	559.1	236.2
Total	$4,156.7	$1,422.9
We consider the impact of our own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2013, credit risk did not materially change the fair value of our foreign currency forward contracts.
We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2013 and 2012 were $878.5 million and $795.4 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in euros. In connection with this strategy, we may also sell local currency put options that are not accounted for as hedges in order to reduce or fully offset the net cost of the hedging contracts. Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2013 and 2012:

	Notional Amount[1]
	2013	2012
Foreign Currency Option:
Designated as hedging activity:
Purchased Put	$—	$228.8
Written Call	$—	$235.9
Not designated as hedging activity:
Purchased Put	$—	$160.5
Written Put	$—	$(216.0)
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Forward Starting Interest Rate Swaps: During 2013, we entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $300.0 million and effective dates in November 2014, with $100.0 million maturing in five years and $200 million maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt. During January and February 2014, we entered into additional forward starting swaps with effective dates in November 2014 and an aggregate notional value of $350.0 million and maturities of five and ten years.
Treasury Rate Lock Agreements: During 2012, we entered into treasury rate locks in anticipation of issuing fixed-rate notes that were issued in August 2012. The treasury rate locks were settled during 2012 which resulted in losses of $35.3 million that were recorded to OCI. No material amounts were recorded in income during 2013 or 2012 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.
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
We have entered into swap contracts that were designated as hedges of our fixed rate notes due in 2015, 2017, 2018, 2020, 2022 and 2023 and also terminated the hedging relationship by settling certain of those swap contracts during 2012 and 2013.  The settlement of swap contracts resulted in the receipt of net proceeds of $5.0 million in 2012 and $22.9 million in 2013 which is accounted for as a reduction of current and future interest expense associated with these notes.  See Note 11 for additional details related to reductions of current and future interest expense. The following table summarizes the notional amounts of our outstanding swap contracts at the end December 31, 2013 and 2012:

	Notional Amount
	2013	2012
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$—
1.900% senior notes due 2017	300.0	100.0
2.300% senior notes due 2018	200.0	—
3.950% senior notes due 2020	500.0	—
3.250% senior notes due 2022	850.0	200.0
4.000% senior notes due 2023	150.0	—
Total	$2,300.0	$300.0
During 2014 we continued to actively manage our interest rate swaps and have terminated the hedging relationships of certain swap contracts and entered into new swaps that were designated as fair value hedges of our senior notes. The notional amount of our outstanding interest rate contracts at February 12, 2014 was $1.850 billion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31, 2013 and 2012:

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$63.6	Other current assets	$24.9
	Other current liabilities	41.5	Other current liabilities	84.7
	Other non-current assets	60.6	Other non-current assets	41.9
	Other non-current liabilities	4.3	Other non-current liabilities	25.6
Interest rate swap agreements	Other current assets	17.1	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	68.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	11.3	Other current assets	0.7
	Other current liabilities	6.0	Other current liabilities	18.7
Interest rate swap agreements	Other current assets	0.1	Other current assets	—
	Other non-current assets	1.5	Other non-current assets	—
Total		$206.0		$264.8

	December 31, 2012
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$35.2	Other current assets	$12.7
	Other current liabilities	9.1	Other current liabilities	31.4
	Other non-current assets	30.5	Other non-current assets	13.8
Interest rate swap agreements	Other current assets	0.1	Other current assets	—
	Other non-current assets	0.1	Other non-current assets	0.2
	Other non-current liabilities	—	Other non-current liabilities	0.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	45.8	Other current assets	36.3
	Other current liabilities	10.4	Other current liabilities	21.4
Interest rate swap agreements	Other current assets	0.6	Other current assets	—
	Other non-current assets	1.7	Other non-current assets	—
Total		$133.5		$116.4
1Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2013 and 2012:

	2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$(9.7)	Net product sales	$10.7	Other income, net	$12.6	[2]
Treasury rate lock agreements	$—	Interest expense	$(3.4)
Forward starting interest rate swaps	$6.5	Interest expense	$—

[1]	Net losses of $13.2 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

[2]
The amount of net gains recognized in income represents $6.3 million of gains related to the ineffective portion of the hedging relationships and $6.3 million of gains related to amounts excluded from the assessment of hedge effectiveness.

	2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$74.5	Net product sales	$80.9	Other income, net	$(6.6)	[1]
Treasury rate lock agreements	$(35.3)	Interest Expense	$(1.3)

[1]
The amount of net losses recognized in income represents $9.0 million in losses related to the ineffective portion of the hedging relationships and $2.4 million of gains related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2013 and 2012:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2013	2012
Interest Rate Swaps	Interest expense	$31.4	$7.8

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2013 and 2012:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2013	2012
Foreign exchange contracts	Other income, net	$34.1	$23.8
Treasury rate lock agreements	Other income, net	$—	$3.7
Interest rate swap agreements	Other income, net	$0.7	$0.3
Put options sold	Other income, net	$1.2	$—

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
6.     Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $1.697 billion and $1.160 billion at December 31, 2013 and 2012, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2013 and 2012 were as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$795.2	$0.3	$(0.4)	$795.1
U.S. government-sponsored agency securities	208.9	0.2	(0.2)	208.9
U.S. government-sponsored agency MBS	450.8	0.1	(6.9)	444.0
Non-U.S. government, agency and Supranational securities	10.4	—	—	10.4
Corporate debt – global	379.2	1.1	(0.6)	379.7
Asset backed securities	181.6	—	(0.2)	181.4
Marketable equity securities	212.9	220.2	—	433.1
Total available-for-sale marketable securities	$2,239.0	$221.9	$(8.3)	$2,452.6

December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$902.0	$0.5	$—	$902.5
U.S. government-sponsored agency securities	303.5	0.3	—	303.8
U.S. government-sponsored agency MBS	387.2	1.6	(1.8)	387.0
Non-U.S. government, agency and Supranational securities	7.1	—	—	7.1
Corporate debt – global	208.5	0.9	(0.2)	209.2
Marketable equity securities	0.4	—	(0.1)	0.3
Total available-for-sale marketable securities	$1,808.7	$3.3	$(2.1)	$1,809.9

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded.  The increase in net unrealized gains in marketable equity securities in 2013 compared to 2012 primarily reflects the increase in market value for certain equity investments subsequent to their respective initial public offerings. Net unrealized losses in the marketable securities primarily reflect the impact of increased interest rates at December 31, 2013.
The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2013, was as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2013	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$316.9	$(0.4)	$—	$—	$316.9	$(0.4)
U.S. government-sponsored agency securities	78.2	(0.2)	—	—	78.2	(0.2)
U.S. government-sponsored agency MBS	358.9	(5.4)	45.8	(1.5)	404.7	(6.9)
Corporate debt – global	135.1	(0.6)	—	—	135.1	(0.6)
Asset backed securities	126.3	(0.2)	—	—	126.3	(0.2)
Total	$1,015.4	$(6.8)	$45.8	$(1.5)	$1,061.2	$(8.3)
The Company believes that the decline in fair value of securities held at December 31, 2013 below their cost is temporary and intends to retain its investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments.
Duration periods of available-for-sale debt securities at December 31, 2013 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$391.8	$391.6
Duration of one through three years	1,364.8	1,363.8
Duration of three through five years	233.9	229.8
Duration of over five years	35.6	34.3
Total	$2,026.1	$2,019.5

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     Inventory
A summary of inventories by major category at December 31, 2013 and 2012 follows:

	2013	2012
Raw materials	$147.4	$79.2
Work in process	99.6	86.5
Finished goods	93.4	93.8
Total	$340.4	$259.5

Raw materials increased by $68.2 million in 2013 compared to 2012 primarily resulting from an increase in the sales level of ABRAXANE® , which was approved by the FDA for treatment of Non-Small Cell Lung Cancer (NSCLC) in October 2012 and pancreatic cancer in September 2013. In addition, $33.4 million of OTEZLA® (apremilast) inventory has been capitalized in 2013 prior to regulatory approval, in anticipation of regulatory approval for this product.

8.     Property, Plant and Equipment
Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Land	$37.9	$36.7
Buildings	258.0	228.4
Building and operating equipment	30.8	30.0
Leasehold improvements	128.2	78.1
Machinery and equipment	193.8	175.2
Furniture and fixtures	46.3	41.2
Computer equipment and software	286.1	239.5
Construction in progress	44.6	90.1
Subtotal	1,025.7	919.2
Less accumulated depreciation and amortization	432.3	340.8
Total	$593.4	$578.4
The balance of construction in progress at December 31, 2013 relates primarily to an expansion of our international headquarters in Boudry, Switzerland as well as the expansion of our corporate headquarters in Summit, New Jersey.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.     Other Financial Information
Accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Compensation	$261.7	$170.3
Rebates, distributor chargebacks and distributor services	217.3	187.0
Clinical trial costs and grants	192.6	183.3
Common share repurchases	45.7	41.0
Interest	49.0	26.3
Royalties, license fees and collaboration agreements	52.4	19.4
Commercial related activities	46.6	22.8
Sales returns	15.5	13.3
Rent	14.8	9.5
Professional services	9.3	9.8
Other Taxes	7.6	8.3
Other	88.6	84.7
Total	$1,001.1	$775.7

Other current liabilities at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Contingent value rights – Abraxis acquisition	$—	$277.4
Sales, use and value added tax	50.9	56.9
Foreign exchange contracts	55.9	33.3
Collaboration agreement	7.0	17.0
Contingent consideration – Avila acquisition	62.7	17.4
Other	23.2	29.3
Total	$199.7	$431.3
Other non-current liabilities at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Contingent consideration – Avila acquisition	$147.5	$163.5
Deferred compensation and long-term incentives	127.2	99.2
Contingent value rights - Abraxis acquisition	118.1	—
Foreign exchange contracts	89.6	0.6
Deferred lease incentive	28.7	31.4
Collaboration agreement	28.0	—
Contingent consideration – Gloucester acquisition	18.3	17.3
Manufacturing facility purchase	13.9	14.4
Other	11.4	29.1
Total	$582.7	$355.5

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.   Intangible Assets and Goodwill
Intangible Assets:    Our intangible assets consist of developed product rights obtained primarily from the Pharmion Corp. (Pharmion), Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester and Avila acquisitions and technology obtained primarily from the Avila acquisition. Also included are contract-based licenses and other miscellaneous intangibles. The amortization periods related to non-IPR&D intangible assets range from one to 17 years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,026.4)	$2,379.5	13.0
Technology	333.7	(87.4)	246.3	7.0
Licenses	66.2	(13.9)	52.3	16.5
Other	42.5	(18.8)	23.7	8.6
	3,848.3	(1,146.5)	2,701.8	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,986.2	$(1,146.5)	$2,839.7

December 31, 2012	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,400.4	$(814.5)	$2,585.9	13.0
Technology	333.3	(39.8)	293.5	7.0
Licenses	64.3	(10.0)	54.3	16.8
Other	43.4	(14.6)	28.8	8.5
	3,841.4	(878.9)	2,962.5	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,979.3	$(878.9)	$3,100.4

The gross carrying value of intangible assets increased by $6.9 million in 2013 compared to 2012 primarily resulting from the acquisition of $5.5 million in certain developed product rights and the addition of $3.9 million from other miscellaneous agreements, net of a $2.5 million impairment charge.
Amortization expense was $270.1 million, $196.2 million and $290.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense increased by $73.9 million in 2013 compared to 2012 primarily due to the October 2012 approval of ABRAXANE® in the United States for the treatment of NSCLC which resulted in the commencement of amortization of the related intangible asset and an increase in amortization of technology related to the March 7, 2012 acquisition of Avila and its Avilomics™ platform. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2014 through 2018 is estimated to be in the range of approximately $255.0 million to $270.0 million annually.
Goodwill:    At December 31, 2013, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2012	$2,042.8
Tax benefit on the exercise of Pharmion converted stock options	(1.6)
Balance at December 31, 2013	$2,041.2

11.   Debt
Senior Notes:    Summarized below are the carrying values of our senior notes at December 31, 2013 and 2012:

	2013	2012
2.450% senior notes due 2015	$513.9	$520.1
1.900% senior notes due 2017	499.9	500.6
2.300% senior notes due 2018	399.0	—
3.950% senior notes due 2020	484.6	499.0
3.250% senior notes due 2022	956.6	1,002.1
4.000% senior notes due 2023	696.3	—
5.700% senior notes due 2040	249.6	249.5
5.250% senior notes due 2043	396.6	—
Total long-term debt	$4,196.5	$2,771.3
At December 31, 2013, the fair value of our outstanding Senior Notes was $4.269 billion and represented a Level 2 measurement within the fair value measurement hierarchy.
In August 2013, we issued an additional $1.500 billion principal amount of senior notes consisting of $400.0 million aggregate principal amount of 2.300% Senior Notes due 2018 (the 2018 notes), $700.0 million aggregate principal amount of 4.000% Senior Notes due 2023 (the 2023 notes) and $400.0 million aggregate principal amount of 5.25% Senior Notes due 2043 (the 2043 notes) and, together with the 2018 notes and 2023 notes, referred to herein as the "2013 issued notes". The 2013 issued notes were issued at 99.792%, 99.452% and 99.147% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $12.5 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2014 and the principal on each note is due in full at their respective maturity dates.
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
During 2012, we entered into treasury rate locks in anticipation of issuing the fixed-rate notes that were issued in August 2012. As of December 31, 2013, a balance of $30.6 million in losses remained in OCI related to treasury rate locks and will be recognized as interest expense over the life of the 2017 notes and the 2022 notes.
At December 31, 2013, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 5. Our swap contracts outstanding at December 31, 2013 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of December 31, 2013 and 2012, we had balances of $32.1 million and $25.5 million, respectively, in unamortized gains recorded as a component of our debt as a result of past swap contract settlements. During 2013, we terminated the hedging relationship on certain of our swap contracts, resulting in gains of $15.8 million.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commercial Paper:    The carrying value of Commercial Paper as of December 31, 2013 and 2012 was $544.8 million and $308.5 million, respectively, and approximated its fair value. The effective interest rate on the outstanding Commercial Paper balance at December 31, 2013 was 0.4%.
Senior Unsecured Credit Facility:    We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.500 billion, which was increased from $1.000 billion in April 2013. During April 2013, the term of the Credit Facility was also extended from September 2, 2016 to April 18, 2018.   Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $1.750 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings.  At December 31, 2013 and 2012, there was no outstanding borrowing against the Credit Facility.
The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial covenants as of December 31, 2013.
12.   Stockholders' Equity
Preferred Stock:    Our Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5.0 million shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.
Common Stock:    At December 31, 2013, we were authorized to issue up to 575.0 million shares of common stock of which shares of common stock issued totaled 511.2 million.
Treasury Stock:    During the period of April 2009 through December 2013, our Board of Directors has approved repurchases of up to an aggregate $9.500 billion of our common stock, including the June 2013 authorization to repurchase an additional $3.000 billion of our common stock. We repurchased $2.769 billion, $2.050 billion, and $2.220 billion of treasury stock under the program in 2013, 2012 and 2011, respectively, excluding transaction fees. As of December 31, 2013 an aggregate 96.8 million common shares were repurchased under the program at an average price of $76.80 per common share and total cost of $7.432 billion.
Other: When employee awards of RSUs vest and are settled net in order to fulfill minimum statutory tax withholding requirements, the shares withheld are reflected as treasury stock.
A summary of changes in common stock issued and treasury stock is presented below:

	Common Stock	Common Stock in Treasury
December 31, 2010	482.2	(11.8)
Exercise of stock options, warrants and conversion of restricted stock units	5.2	—
Issuance of common stock for employee benefit plans	—	0.2
Shares repurchased under share repurchase program	—	(38.3)
December 31, 2011	487.4	(49.9)
Exercise of stock options, warrants and conversion of restricted stock units	10.7	(0.2)
Issuance of common stock for employee benefit plans	0.3	—
Shares repurchased under share repurchase program	—	(28.6)
December 31, 2012	498.4	(78.7)
Exercise of stock options and conversion of restricted stock units	12.5	(0.5)
Issuance of common stock for employee benefit plans	0.3	—
Shares repurchased under share repurchase program	—	(22.3)
December 31, 2013	511.2	(101.5)
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(5.4)	$1.8	$8.7	$(67.4)	$(62.3)
Period change	(4.7)	2.4	(24.7)	39.6	12.6
Balance December 31, 2012	(10.1)	4.2	(16.0)	(27.8)	(49.7)
Period change	3.2	133.1	(20.0)	27.4	143.7
Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Years Ended December 31,
		2013	2012	2011
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$10.7	$80.9	$—
Treasury rate lock agreements	Interest (expense)	(3.4)	(1.3)	—
	Income tax benefit (expense)	6.9	(1.9)	(2.9)
Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(7.3)	(1.1)	4.0
	Income tax benefit	2.2	0.1	0.3
Total reclassification, net of tax		$9.1	$76.7	$1.4

14.   Share-Based Compensation
We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 17, 2013) (Plan) which provides for the granting of options, RSUs, stock appreciation rights, PSUs and other share-based awards to our employees and officers.  The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

On June 12, 2013, our stockholders approved an amendment and restatement of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 105.0 million shares of Common Stock, which includes 9.0 million new shares of Common Stock; increase in the maximum payment to an eligible employee under a cash-based performance award from $4.0 million to $6.0 million; and extension of the term of the plan through April 17, 2023.
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
Shares of common stock available for future share-based grants under all plans were 16.7 million at December 31, 2013.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Cost of goods sold	$18.5	$12.4	$9.8
Research and development	144.7	102.4	104.7
Selling, general and administrative	162.6	116.2	102.7
Total share-based compensation expense	325.8	231.0	217.2
Tax benefit related to share-based compensation expense	94.5	61.3	55.9
Reduction in income	$231.3	$169.7	$161.3
Included in share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was compensation expense related to non-qualified stock options of $197.6 million, $155.2 million and $154.4 million, respectively. Share-based compensation cost included in inventory was $1.8 million and $1.2 million at December 31, 2013 and 2012, respectively. We do not recognize a deferred tax asset for excess tax benefits that have not been realized and have adopted the tax law method as our accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.
Stock Options:    Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $551.6 million, $476.2 million and $166.5 million, respectively, and the excess tax benefit recognized was $169.4 million, $49.3 million and $31.1 million, respectively. As of December 31, 2013, there was $463.2 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.2 years.
The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2013, 2012 and 2011 was $40.44 per share, $19.33 per share and $17.09 per share, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.68% - 1.70%	0.21% - 1.23%	0.21% - 2.20%
Expected volatility	27% - 35%	27% - 30%	27% - 33%
Weighted average expected volatility	31%	28%	29%
Expected term (years)	5.03 - 5.50	1.30 - 5.17	1.80 - 5.20
Expected dividend yield	0%	0%	0%
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes all stock option activity for the year ended December 31, 2013:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2012	42.6	$58.31	6.9	$860.3
Changes during the Year:
Granted	9.6	131.96
Exercised	(11.5)	54.23
Forfeited	(1.1)	73.96
Expired	—	56.74
Outstanding at December 31, 2013	39.6	$76.94	7.1	$3,643.4
Vested at December 31, 2013 or expected to vest in the future	38.9	$76.46	7.0	$3,595.3
Vested at December 31, 2013	17.0	$54.81	5.3	$1,945.6
The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $159.3 million, $144.1 million and $162.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $814.7 million, $293.5 million and $147.9 million, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options.
Restricted Stock Units:    We issue RSU, under our equity program in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and RSUs. The employee may choose between alternate Company defined mixes of stock options and RSUs, with the number of options to be granted reduced by four for every one RSU to be granted. Information regarding the Company's RSUs for the years ended December 31, 2013 and 2012 is as follows:

Nonvested RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	4.5	$66.20
Changes during the period:
Granted	1.8	124.96
Vested	(0.8)	60.17
Forfeited	(0.4)	63.20
Nonvested at December 31, 2013	5.1	$88.15
As of December 31, 2013, there was $246.5 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance-Based Restricted Stock Units:    The Company's performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones typically related to product development. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended December 31, 2013 (shares in thousands):

Nonvested Performance-Based RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	26	$60.80
Changes during the period:
Granted	46	119.02
Vested	(6)	60.78
Forfeited	(8)	64.26
Non-vested at December 31, 2013	58	$106.87
As of December 31, 2013, there was $3.9 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a weighted-average period of 1.7 years.
15.   Employee Benefit Plans
We sponsor an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended (the Code) for our U.S. employees. Our contributions to the U.S. savings plan are discretionary and have historically been made in the form of our common stock (See Note 12). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $32.6 million, $19.3 million and $20.7 million in 2013, 2012 and 2011, respectively.
We also sponsor defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. We also maintain defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2013.
In 2000, our Board of Directors approved a deferred compensation plan. The plan was frozen effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A. In February 2005, our Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as our ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, Section 409A. Eligible participants, which include certain top-level executives as specified by the plan, can elect to defer up to an amended 90% of the participant's base salary, 100% of cash bonuses and equity compensation allowed under Section 409A of the Code. Company contributions to the deferred compensation plan represent a match to certain participants' deferrals up to a specified percentage, which currently ranges from 10% to 20%, depending on the employee's position as specified in the plan, of the participant's base salary. We recorded expenses of $0.6 million, $0.6 million and $0.7 million related to the deferred compensation plans in 2013, 2012 and 2011, respectively. The Company's matches are fully vested upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2013 and 2012, we had a deferred compensation liability included in other non-current liabilities in the Consolidated Balance Sheets of approximately $73.7 million and $59.8 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.
In 2003, we established a Long-Term Incentive Plan (LTIP) designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2014, 2015 and 2016. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share (as defined in the LTIP); 37.5% on total non-GAAP revenue (as defined in the LTIP); and 25% on relative total shareholder return, which is a measurement of our stock price performance during the year compared with a group of other companies in the biopharmaceutical industry.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Payouts may be in the range of 0% to 200% of the participant's salary for the LTIPs. The estimated payout for the concluded 2013 Plan is $28.9 million, which is included in accrued expenses at December 31, 2013, and the maximum potential payout, assuming maximum objectives are achieved for the 2014, 2015 and 2016 Plans are $19.6 million, $22.6 million and$25.2 million, respectively. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. For awards payable in common stock, the number of shares is determined using the average closing price for the 30 trading days prior to the beginning of the cycle. The Compensation Committee may determine that payments made in common stock are restricted from trading for a period of three years. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2013, 2012 and 2011, we recognized expense related to the LTIP of $40.8 million, $10.1 million and $12.0 million, respectively.
16.   Income Taxes
The income tax provision is based on income before income taxes as follows:

	2013	2012	2011
U.S.	$36.8	$279.6	$416.8
Non-U.S.	1,628.6	1,401.9	1,002.7
Income before income taxes	$1,665.4	$1,681.5	$1,419.5
For the years ended December 31, 2013, 2012, and 2011, U.S. income before income taxes reflects charges related to share-based compensation, up-front collaboration payments, asset impairments and acquisitions, which increased in the United States from 2011 to 2013. These charges were less significant outside the United States in those years.
The provision (benefit) for taxes on income is as follows:

	2013	2012	2011
United States:
Taxes currently payable:
Federal	$352.6	$101.5	$100.8
State and local	45.4	(31.8)	33.2
Deferred income taxes	(245.1)	107.3	(67.1)
Total U.S. tax provision	152.9	177.0	66.9
International:
Taxes currently payable	64.1	55.4	53.8
Deferred income taxes	(1.5)	(7.1)	(18.6)
Total international tax provision	62.6	48.3	35.2
Total provision	$215.5	$225.3	$102.1
Amounts are reflected in the preceding tables based on the location of the taxing authorities. We do not provide for U.S. federal or state income taxes on unremitted earnings of our international subsidiaries that are indefinitely invested outside the United States. As of December 31, 2013, we have not made a U.S. tax provision on $6.129 billion of unremitted earnings of our international subsidiaries. As these earnings are expected to be reinvested overseas indefinitely, it is not practicable to compute the estimated deferred tax liability on these earnings.
Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which we received a tax deduction but that have not yet been recorded in the Consolidated Statements of Income). We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in making this assessment. At December 31, 2013 and 2012, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances. The principal valuation allowance at December 31, 2013 relates to deferred tax assets generated by certain fair value adjustments, and at December 31, 2012 relates to Swiss deferred tax assets.
In 2012, we concluded that approximately $900.0 million of our foreign earnings may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested, and our deferred tax liabilities include $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. In drawing this conclusion, we considered our future sources of funds as well as our global operating and strategic liquidity needs, including common share repurchase activities and expansion of our commercial, research, manufacturing and administrative infrastructure worldwide.
At December 31, 2013 and 2012 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Federal and state NOL carryforwards	$5.3	$—	$12.6	$—
Deferred revenue	2.3	—	2.3	—
Capitalized research expenses	6.1	—	37.1	—
Tax credit carryforwards	4.2	—	4.1	—
Non-qualified stock options	183.3	—	164.4	—
Plant and equipment, primarily differences in depreciation	—	(9.6)	—	(13.6)
Inventory	8.4	—	6.3	—
Other assets	32.7	(0.7)	26.8	(9.3)
Intangibles	311.9	(1,005.0)	187.2	(1,069.2)
Accrued and other expenses	161.3	—	116.1	—
Unremitted earnings	—	(316.5)	—	(316.5)
Unrealized (gains) losses on securities	—	(71.4)	17.3	—
Subtotal	715.5	(1,403.2)	574.2	(1,408.6)
Valuation allowance	(35.5)	—	(41.7)	—
Total deferred taxes	$680.0	$(1,403.2)	$532.5	$(1,408.6)
Net deferred tax asset (liability)		$(723.2)		$(876.1)
At December 31, 2013 and 2012, deferred tax assets and liabilities were classified on the Company's balance sheet as follows:

	2013	2012
Current assets	$25.3	$93.2
Other assets (non-current)	56.4	49.1
Current liabilities	—	—
Other non-current liabilities	(804.9)	(1,018.4)
Net deferred tax asset (liability)	$(723.2)	$(876.1)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

Percentages	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(28.8)%	(28.0)%	(21.1)%
Unremitted earnings	—%	18.8%	—%
State taxes, net of federal benefit	0.6%	1.1%	0.7%
Change in valuation allowance	1.2%	0.4%	—%
Acquisition related differences	3.7%	3.8%	(3.5)%
Changes in uncertain tax positions	0.8%	(19.3)%	(2.5)%
Other	0.4%	1.6%	(1.4)%
Effective income tax rate	12.9%	13.4%	7.2%
In our reconciliation of the U.S. statutory income tax rate to our effective tax rate, we disclose changes in uncertain tax positions which include the effect of settlements, expirations of statutes of limitations, and other changes in prior year tax positions.
We have operations in many foreign tax jurisdictions, which impose income taxes at different rates than the United States. The impact of these rate differences is included in the foreign tax rate differences that we disclose in our reconciliation of the U.S. statutory income tax rate to our effective tax rate. The benefit related to foreign tax rate differences primarily results from our commercial operations in Switzerland, which include significant research and development and manufacturing for worldwide markets. We operate under an income tax agreement in Switzerland through 2015 that provides a complete exemption from Swiss income taxes on predominantly all of our operations in Switzerland. In 2013, we entered into a new agreement with the Swiss tax authorities which reflects the planned expansion of our Swiss operations and will result in substantially similar tax benefits through the end of 2024. The impact of the Swiss tax agreement is reflected in our effective tax rate. The difference between the maximum statutory Swiss income tax rate (approximately 19.7% in 2013, 21.0% in 2012 and 22.0% in 2011) and our Swiss income tax rate under the tax agreement resulted in a reduction in the 2013, 2012 and 2011 effective tax rates of 25.1, 26.6 and 20.2 percentage points, respectively. The increase in benefits reflected in the foreign tax rate differences from 2011 to 2013 results from growth in our Non-U.S. operations and an increase in the proportion of consolidated income before income taxes from Non-U.S. operations.
At December 31, 2013, we had combined state NOL carryforwards of approximately $485.6 million that will expire in the years 2014 through 2033. We also have research and experimentation credit carryforwards of approximately $10.0 million that will expire in the years 2018 through 2027. Excess tax benefits related to stock option deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, we have not recorded deferred tax assets for certain stock option deductions included in our state NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2013, deferred tax assets have not been recorded on state NOL carryforwards of approximately $311.3 million and for research and experimentation credits of approximately $5.7 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.
We realized stock option deduction benefits in 2013, 2012 and 2011 for income tax purposes and have increased additional paid-in capital in the amount of approximately $170.0 million, $55.8 million and $25.1 million, respectively. We have recorded deferred income taxes as a component of accumulated other comprehensive income resulting in a deferred income tax liability at December 31, 2013 of $71.4 million and a deferred income tax asset at December 31, 2012 of $17.3 million.
Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. During 2012, we settled an examination with the U.S. Internal Revenue Service (IRS) for the years ended December 31, 2006, 2007 and 2008. Our U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010, and 2011 are currently under examination by the IRS. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2013	2012
Balance at beginning of year	$174.7	$596.8
Increases related to prior year tax positions	25.5	—
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	30.2	38.1
Settlements	(10.3)	(450.6)
Lapse of statute	(0.9)	(9.6)
Balance at end of year	$219.2	$174.7
These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $198.9 million would have a net impact on the effective tax rate. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. Accrued interest at December 31, 2013 and 2012 is approximately $23.2 million and $18.0 million, respectively.
We have recorded changes in the liability for unrecognized tax benefits for current and prior year tax positions related to ongoing income tax audits in various taxing jurisdictions. During 2012, we settled examinations with various taxing authorities related to tax positions taken in prior years. The settlements resulted in a decrease in our gross unrecognized tax benefits of $450.6 million, exclusive of interest, and a reduction to income tax expense of $318.6 million. The decrease in unrecognized tax benefits and the reduction to income tax expense reflect the impact of the settlements on tax returns filed in various taxing jurisdictions for the years examined as well as certain adjustments to unrecognized tax benefits for years subsequent to the examination period.
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
17.   Collaboration Agreements
We have entered into a variety of alliances in the ordinary course of our business. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. The summarized financial information related to our alliances is presented in tabular format after the description of alliances:

Novartis Pharma AG:    We licensed the worldwide rights (excluding Canada) regarding certain chirally pure forms of methylphenidate for FOCALIN® and FOCALIN XR® to Novartis. We also licensed to Novartis the rights related to long-acting formulations of methylphenidate and dex-methylphenidate products which are used in FOCALIN XR® and RITALIN LA®. We sell FOCALIN® to Novartis and receive royalties of between 30% and 35% on Novartis' sales of FOCALIN XR® and RITALIN LA®. The arrangement with Novartis will continue until the later of (i) the tenth anniversary of the first commercial launch on a country-by-country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, we will grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell products using the dex-methylphenidate and long-acting formulation technology. The agreement may be terminated by Novartis upon 12 months prior written notice or by either party upon, among other things, the breach of a material obligation by the other party or in the event of withdrawal of the dex-methylphenidate product or RITALIN® product from the market because of regulatory mandate.

If the agreement is terminated by us, then all licenses granted to Novartis under the agreement will terminate and Novartis will grant us a non-exclusive license to certain of their intellectual property related to the compounds and products. If the agreement is terminated by Novartis then all licenses granted to Novartis under the agreement will terminate.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When a generic version of dexmethylphenidate hydrochloride enters the market, we expect Novartis' sales of FOCALIN XR® to decrease and therefore our royalties will also decrease. A generic version of RITALIN LA® was introduced in January 2012 and resulted in a decrease in royalties we received from Novartis related to sales of RITALIN LA®.

Acceleron Pharma (Acceleron):    We have worldwide strategic collaboration agreements with Acceleron for the joint development and commercialization of sotatercept (ACE-11) and ACE-536. ACE-11 is currently in phase II studies for treatment of renal anemia, diamond blackfan anemia, beta-thalassemia and MDS, and ACE-536 is currently in phase II studies for beta-thalassemia and MDS.

On January 1, 2013 we became responsible for the payment of all development costs related to ACE-11 and ACE-536 and have recognized development expenses as research and development expense as they were incurred.

With respect to the ACE-11 program, Acceleron is eligible to receive of up to $367.0 million in development, regulatory approval and sales-based milestones and up to an additional $348.0 million for each of three specific discovery stage programs. We also agreed to co-promote the developed products in North America. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

With respect to the ACE-536 program, we have an exclusive, worldwide, royalty-bearing license to ACE-536 and future Acceleron products for the treatment of anemia. We also agreed to co-promote the products in the United States, Canada and Mexico. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for ACE-536 and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

The ACE-11 agreement may be terminated by us, at our sole discretion, at any time or by either party, among other things, upon a material breach by the other party. The ACE-536 agreement may be terminated by us, at our sole discretion, after completion of the initial phase II clinical trial or by either party, among other things, upon a material breach by the other party.

Agios Pharmaceuticals, Inc. (Agios):    During 2010, we entered into a discovery and development collaboration and license agreement with Agios that focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. We have an exclusive option to license any potential products that result from the Agios cancer metabolism research platform through the end of phase I clinical trials.

With respect to each product that we choose to license, Agios could receive up to approximately $120.0 million upon achievement of certain milestones and other payments plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Our option to license a product will terminate on April 14, 2015.

We have determined that Agios is a variable interest entity; however, we are not the primary beneficiary of this arrangement. Although we would have the right to receive the benefits from the collaboration and license agreement, we do not have the power to direct the activities under the collaboration and license agreement as Agios has the decision-making authority for this collaboration until we exercise our option to license a product. Our interest in Agios is limited to our equity ownership and we do not have any obligations or rights to the future losses or returns of Agios beyond this ownership.

Epizyme Inc. (Epizyme):    In April 2012, we entered into a collaboration and license agreement with Epizyme to discover, develop and commercialize novel therapeutic compounds by inhibiting histone methyltransferases (HMT), an important epigenetic target class. Under the terms of the agreement, we made an upfront payment to Epizyme and also made an equity investment in Epizyme and received an exclusive option to license rights outside the United States to HMT inhibitors targeting the DOT1L HMT, including the Company’s product candidate EPZ-5676 and each Epizyme compound associated with such licensed compounds during the option term. If the option is exercised, Epizyme could receive up to $165.0 million in milestone payments associated with each Epizyme compound developed to inhibit each distinct HMT target under the collaboration plus royalties on sales. Epizyme will have the sole responsibility to develop and commercialize compounds in the United States.

The option term expires on either July 9, 2015 (or July 9, 2016 if we extend the option term for a fourth year and pay an option extension fee). Further, if an HMT target or targets are selected, the collaboration agreement will expire upon the expiration of all applicable royalty terms with respect to all licensed Epizyme compounds. Upon the expiration of the collaboration agreement, we will have a fully paid-up, royalty-free license to use Epizyme intellectual property to manufacture, market, use and sell such licensed Epizyme compounds outside the United States.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

bluebird bio, Inc. (bluebird):  In March 2013, we entered into a collaboration agreement with bluebird to discover, develop and commercialize novel disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to modify a patient’s own T-cells, known as chimeric antigen receptor (CAR) T-cells, to target and destroy cancer cells. The collaboration has the potential to lead to the development of multiple CAR T-cell products. We have an option to license any products resulting from the collaboration after the completion of a phase I clinical study by bluebird for each product.

We made an upfront payment and may be obligated to pay up to $225.0 million per licensed product in aggregate potential option fees and clinical and regulatory milestone payments. bluebird also has the option to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the United States in exchange for a reduction of milestone payments. Royalties would also be paid to bluebird in regions where there is no profit share, including in the United States, if bluebird declines to exercise their co-development and profit sharing rights.

The agreement has a termination date of March 19, 2016 and we have the option to extend the agreement until March 19, 2019 with the payment of extension fees.  Further, we have the ability to terminate the collaboration at our discretion upon 90 days written notice to bluebird.  If a product is optioned, the parties will enter into a pre-negotiated license agreement and potentially a co-development agreement should bluebird exercise its option to participate in the development and commercialization in the United States.  The license agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under the agreement with respect to the particular product, and the co-development agreement, if not terminated sooner, would expire when the product is no longer being developed or commercialized in the United States.  Upon the expiration of a particular license agreement, we will have a fully paid-up, royalty-free license to use bluebird intellectual property to manufacture, market, use and sell such licensed product.

FORMA Therapeutics Holdings, LLC (FORMA): In April 2013, we entered into a collaboration arrangement with FORMA under which the parties will discover, develop and commercialize drug candidates to regulate protein homeostasis targets. Protein homeostasis, which is important in oncology, neurodegenerative and other disorders, involves a tightly regulated network of pathways controlling the biogenesis, folding, transport and degradation of proteins.

The collaboration was launched with an upfront payment that enables us to evaluate selected targets and lead assets in protein homeostasis pathways during the pre-clinical phase. We will have the right to obtain exclusive licenses with respect to the development and commercialization of multiple drug candidates outside of the United States, in exchange for research and early development payments of up to approximately $200.0 million. FORMA is incentivized to advance the full complement of drug candidates through Phase I, and we will be responsible for all further global clinical development for each licensed candidate.  FORMA is eligible to receive up to an additional $315.0 million in potential payments based upon development, regulatory and sales objectives for the first ex-U.S. license. FORMA is also eligible to receive potential payments for successive licenses, which escalate for productivity, increasing up to a maximum of an additional $430.0 million per program.  In addition, FORMA will receive royalties on ex-U.S. sales and additional payments if multiple drug candidates reach defined cumulative sales objectives. The collaboration arrangement includes provisions for us to obtain rights with respect to development and commercialization of drug candidates in the United States in exchange for additional payments.

Under the collaboration arrangement, the parties will perform initial research and development for a term of four years. If, during such research term, a drug candidate meets certain criteria, then the parties will enter into a pre-negotiated license agreement and the collaboration will continue until all license agreements and all applicable royalty terms have expired. Each license agreement, if not terminated sooner would expire upon the expiration of all applicable royalty terms under such agreement. Upon the expiration of each license agreement, we will have an exclusive, fully-paid, royalty-free license to use the applicable FORMA intellectual property to manufacture, market, use and sell the product developed under such agreement outside of the United States. On October 7, 2013, we entered into the first ex-US license with FORMA and paid the applicable upfront payment under such license.

MorphoSys AG (MorphoSys):  In June 2013, we signed a collaboration, license and equity purchase agreement with MorphoSys to jointly develop MOR202 globally and to co-promote MOR202 in Europe.  In August 2013, the transaction became effective. MOR202 is a fully human monoclonal antibody targeting CD38 to treat patients with multiple myeloma and certain leukemias. MOR202 is currently being evaluated in a phase I/IIa trial in patients with relapsed/refractory multiple myeloma.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The agreement may be terminated at our discretion upon six months written notice to MorphoSys, or by either party upon material breach of the other party. Upon the expiration of the agreement, we will have a fully paid-up, irrevocable, perpetual, non-terminable license to use the intellectual property licensed from MorphoSys to research, develop, make, commercialize, use and sell MOR202.

Acetylon Pharmaceuticals, Inc. (Acetylon): In July 2013, we entered into a collaboration and option agreement with Acetylon. Under the agreement, the parties will support the development of Acetylon's portfolio of oral, selective HDAC inhibitors in oncology, hematology, immunology and neurologic disease indications. In addition, we have rights to receive certain research and development services from Acetylon and an exclusive right to acquire Acetylon at a later date at a purchase price based upon future independent company valuations.

The collaboration focuses on the continued clinical advancement of Acetylon's lead candidate, ACY-1215, an HDAC6 inhibitor being developed for hematological malignancies, ACY-738 for neurological diseases, an HDAC1/2 inhibitor and a yet unnamed project, spanning cancer and non-cancer disease indications. Under the agreement, we made an upfront payment to Acetylon, which included a fee for entering into the collaboration, fees for the exclusive right to acquire Acetylon and the rights to receive certain research and development services from Acetylon. During the term of the agreement, Acetylon will retain control of its drug development programs. If we exercise our right to acquire Acetylon, in addition to the purchase price based upon independent company valuations to be paid at the time of the acquisition, Acetylon shareholders will be eligible to receive potential future milestone payments for approvals, or additional indications, of drugs developed by Acetylon and for accomplishing defined sales targets. If all the milestones are achieved, the aggregate amount of the milestone payments would be $1.100 billion.

The agreement has an expiration date of December 31, 2015 and we have the right to extend the agreement until either June 30, 2016 or December 31, 2016 with the payment of an extension fee. Further, we have the ability to terminate the agreement at our discretion upon written notice to Acetylon.

OncoMed Pharmaceuticals, Inc. (OncoMed): On December 2, 2013, we entered into a collaboration agreement to jointly develop and commercialize up to six anti-cancer stem cell (CSC) product candidates from OncoMed’s biologics pipeline, including demcizumab (OMP-21M18, Anti-DLL4). OncoMed will control and conduct initial clinical studies. We will have an option to license worldwide rights to up to six novel anti-CSC therapeutic candidates commencing upon the completion of enrollment of patients in a phase I trial (and with respect to Demcizumab, a phase II trial) and ending 60 days after delivery by OncoMed of the applicable data package for each therapeutic candidate, subject to certain extensions.  We will also have research, development and commercialization rights to small molecule compounds in another cancer stem cell pathway, with OncoMed eligible to receive milestones and royalties on any resulting products.

Demcizumab is currently in three phase Ib clinical studies in combination with standard-of-care therapeutics, including a trial in patients with first-line advanced pancreatic cancer. Subsequent to the exercise of our option rights, the parties will co-develop demcizumab and share global development costs on a one-third OncoMed and two-thirds Celgene split. Outside the United States, we would lead development and commercialization efforts, with OncoMed eligible to receive milestones and tiered royalties on sales outside the United States.

In addition to demcizumab, the collaboration includes up to five preclinical- or discovery-stage biologics programs: OncoMed’s anti-DLL4/VEGF bispecific antibody and up to four additional biologics programs targeting either the RSPO-LGR CSC pathway or another CSC pathway. We have exclusive options on these programs during or after completion of certain phase I clinical trials to be conducted by OncoMed, which if exercised, contain U.S. profit sharing and co-commercialization terms, plus one-third OncoMed and two-thirds Celgene global development cost-sharing and royalties outside the profit-sharing territory.

The collaboration agreement also includes option exercise payments and payments for achievement of development, regulatory and commercial milestones, paid on a per-program basis. For the demcizumab program, these contingent payments could total up to approximately $790.0 million, and include a payment for achievement of predetermined safety criteria in phase II clinical trials. For the anti-DLL4/VEGF bispecific antibody program, contingent payments could total up to $505.0 million. For the other four programs, each program is eligible for up to approximately $440.0 million of contingent payments. OncoMed could also receive more than $100.0 million in contingent payments for the small molecule program.

The collaboration agreement may be terminated by us on a program-by-program basis upon one hundred twenty (120) days prior written notice before exercise of that program option, and after such program option exercise, by either party for material breach by the other party. With certain exceptions, the collaboration agreement expires upon the later of (a) the last-to-expire option term and (b) if one or more options are exercised, the termination or expiration of the last to expire agreement with respect to such exercised option.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Collaboration Arrangements in 2013:    In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during 2013 that resulted in $52.1 million of assets for investments in equity or other assets and research and development expenses of $149.0 million. These additional arrangements entered into during 2013 include the potential for future milestone payments of up to an aggregate $373.0 million related to the attainment of specified development and regulatory approval milestones over a period of several years. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. We do not consider these collaboration arrangements to be individually significant at this time.
Summarized financial information related to our collaboration agreements is presented below:

		Year ended December 31,					As of December 31,[1]
		Research and Development Expense
		Upfront Fees	Milestones	Extension of Agreements	Amortization of Prepaid Research and Development	Additional Equity Investments Made	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	2013	$—	$17.0	$—	$—	$10.0	$—	$127.2	11%
	2012	—	—	—	—	—	—	30.5	12%
	2011	25.0	14.5	—	—	25.0
	2010 and prior	45.0	13.0	—	—	5.5
Agios	2013	—	—	20.0	—	12.8	—	113.0	15%
	2012	—	—	—	—	—	—	37.5	17%
	2011	—	—	20.0	—	28.7
	2010 and prior	121.2	—	—	—	8.8
Epizyme	2013	—	25.0	—	—	1.0	—	69.4	12%
	2012	65.0	—	—	—	25.0	—	25.0	15%
bluebird	2013	74.7	—	—	—	—	0.2	—	—%
FORMA	2013	52.8	—	—	—	—	0.2	—	—%
MorphoSys	2013	94.3	—	—	—	61.3	—	61.4	3%
Acetylon	2013	50.0	—	—	4.3	10.0	35.7	25.0	10%
	2012	—	—	—	—	5.0	—	15.0	10%
	2011	—	—	—	—	10.0
Oncomed	2013	155.0	—	—	—	22.2	—	43.4	5%
Other Collaboration Arrangements	2013	149.0	—	—	3.0	13.6	25.6	30.0	N/A
	2012	113.5	5.4	—	0.2	13.6	27.3	29.9	N/A
	2011	103.5	1.0	2.4	—	1.1
1 Year-end balance and percentage of outstanding equity are presented for the current and prior year.
18.   Commitments and Contingencies
Contingent Value Rights: In connection with the acquisition of Abraxis in 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the NASDAQ Global Market under the symbol "CELGZ." The fair value of the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the Abraxis Acquisition Date, we measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings. The fair value of our liability related to the CVRs was $118.1 million at the end of 2013 compared to $277.4 million at the end of 2012.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of each of the following contingent cash payments:

•
Milestone Payment #1.  $250.0 million upon FDA approval of ABRAXANE® for use in the treatment of NSCLC if such approval permits us to market ABRAXANE® with FDA approval that includes a progression-free survival, or PFS, claim, but only if this milestone is achieved no later than the fifth anniversary of the Merger.

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

•
Net Sales Payments.  For each full one-year period ending December 31 during the term of the CVR Agreement, which we refer to as a net sales measuring period (with the first net sales measuring period beginning January 1, 2011 and ending December 31, 2011):

◦	2.5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $1.000 billion but are less than or equal to $2.000 billion for such period, plus

◦	an additional amount equal to 5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $2.000 billion but are less than or equal to $3.000 billion for such period, plus

◦	an additional amount equal to 10% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $3.000 billion for such period.
No payments will be due under the CVR Agreement with respect to net sales of ABRAXANE® and the Abraxis pipeline products after December 31, 2025, which we refer to as the net sales payment termination date, unless net sales for the net sales measuring period ending on December 31, 2025 are equal to or greater than $1.000 billion, in which case the net sales payment termination date will be extended until the last day of the first net sales measuring period subsequent to December 31, 2025 during which net sales of ABRAXANE® and the Abraxis pipeline products are less than $1.000 billion or, if earlier, December 31, 2030.
Milestone Payment #1 update: In October 2012, the FDA approved ABRAXANE® for the first-line treatment of locally advanced or metastatic NSCLC, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy. The FDA approval was based on tumor response rates and did not result in the use of a marketing label that includes a progression-free survival claim, and accordingly, the CVR Milestone Payment #1, as described above, has not been achieved. This approval resulted in the related $1.172 billion intangible asset obtained from the Abraxis acquisition being reclassified in October 2012 from an acquired IPR&D intangible to an acquired developed product rights intangible asset and amortization commenced in October 2012.
Milestone Payment #2 update: In September 2013, the FDA approved ABRAXANE® for use in the treatment of pancreatic cancer, permitting us to market ABRAXANE® with a label that includes an overall survival claim. This approval resulted in the achievement of milestone #2 and the subsequent payment of $300.0 million to CVR holders in October 2013.
Leases:    We lease offices and research facilities under various operating lease agreements in the United States and international markets. We also lease automobiles and certain equipment in these same markets. At December 31, 2013, the non-cancelable lease terms for the operating leases expire at various dates between 2014 and 2023 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are:

Operating Leases
2014	$54.5
2015	47.7
2016	39.6
2017	31.4
2018	21.4
Thereafter	44.6
Total minimum lease payments	$239.2
Total rental expense under operating leases was approximately $50.9 million in 2013, $41.9 million in 2012 and $48.1 million in 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lines of Credit:    We maintain lines of credit with several banks to support its hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of its subsidiaries. Lines of credit supporting our hedging programs as of December 31, 2013 allowed us to enter into derivative contracts with settlement dates through 2016. As of December 31, 2013, we have entered into derivative contracts with net notional amounts totaling $7.635 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2013 allowed us to have letters of credit and guarantees issued on behalf of our subsidiaries totaling $86.6 million.
Other Commitments:    Our obligations related to product supply contracts totaled $153.7 million at December 31, 2013. We are also committed to pay the remaining $14.6 million balance due from our acquisition of a manufacturing facility in Switzerland.
As part of the sale of certain non-core assets in April 2011 (see Note 2) we committed to make certain future contingent matching contributions and an additional milestone-based contingent contribution to the CSS Institute. Under the terms of the agreement, we were obligated to make two additional contributions of $25.0 million based on like amounts of other third-party contributions being received by the CSS Institute and a $25.0 million milestone-based contribution contingent upon the CSS Institute achieving specified results related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015. In conjunction with a September 2013 equity investment, the parent company of NantHealth LLC assumed, and agreed to pay and satisfy when due, our obligation to pay CSS Institute the $25.0 million contingent, milestone-based contribution. Subsequent to December 31, as part of the January 2014 equity investment in NantBioScience, the parent company of NantBioScience assumed, and agreed to pay and satisfy when due, our obligation to pay CSS Institute the $50.0 million contingent, matching contributions.
Collaboration Arrangements:    We have entered into certain research and development collaboration agreements, as identified in Note 17 above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets at December 31, 2013 and 2012.
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
Legal Proceedings:
Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and we have been subject to claims and other actions related to our business activities.  While the ultimate outcome of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, costs and significant payments, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Pending patent proceedings include challenges to the scope, validity or enforceability of our patents relating to certain of our products or processes. Further, we are subject to claims of third parties that we infringe their patents covering products or processes. Although we believe we have substantial defenses to these challenges and claims, there can be no assurance as to the outcome of these matters and an adverse decision in any of these proceedings could result in (i) a loss of patent protection, which could lead to a significant reduction of sales that could materially affect future results of operations, (ii) our inability to continue to engage in infringing activities, and (iii) significant liabilities, including payment of damages, royalties and/or license fees to any such third party.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Among the principal matters pending are the following:

Investigative Proceedings:

In 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) seeking documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order for the FTC to evaluate whether there may be reason to believe that we have engaged in unfair methods of competition relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs.  In 2010, the State of Connecticut issued a subpoena referring to the same issues raised by the 2009 CID. Also in 2010, we received a second CID from the FTC relating to this matter.  We continue to cooperate with the FTC and State of Connecticut investigations.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they are investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®.  In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations.  In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the False Claims Act and certain state laws,  were unsealed after the United States Department of Justice (DOJ) declined to intervene in these actions. The DOJ maintains the right to intervene at any time. The three actions are as follows: (i) United States of America ex rel. James Patrick Eddins, Plaintiff/Relator v. Celgene Corporation, Defendant, United States District Court for the Northern District of Alabama (the “Northern District of Alabama action”), (ii) David Schmidt, by and on behalf of the United States of America and various States, ex rel. Plaintiff/Relator v. Celgene Corporation, Defendant, United States District Court for the Eastern District of Texas, and (iii) United States of America and various States, ex rel. Beverly Brown Plaintiff/Relator v. Celgene Corporation, Defendant, United States District Court for the Central District of California. The plaintiff in the Northern District of Alabama action voluntarily dismissed that case. We intend to vigorously defend against the two remaining civil actions.

Patent Related Proceedings:

REVLIMID®: We received Notice Letters, the first of which was dated August 30, 2010, from Natco Pharma Limited of India (Natco) notifying us of Natco’s Abbreviated New Drug Application (ANDA), which contains Paragraph IV certifications against certain of Celgene’s patents that are listed in the FDA Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide). Natco’s Notice Letters were sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules. In response to the Notice Letters, we filed infringement actions in the United States District Court for the District of New Jersey against Natco, Natco’s U.S. partner, Arrow International Limited (Arrow), and Watson Laboratories, Inc. (Watson, a wholly-owned subsidiary of Actavis, Inc. (formerly known as Watson Pharmaceuticals, Inc.), which is Arrow’s parent) (Natco, Arrow and Watson are collectively referred to hereinafter as “Natco”). In its answer and counterclaim, Natco asserts that our patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic products.

The patents in dispute include United States Patent Nos. 5,635,517, 6,045,501, 6,315,720, 6,555,554, 6,561,976, 6,561,977, 6,755,784, 7,119,106, 7,465,800, 6,281,230, 7,189,740, 7,855,217, 7,968,569, 8,288,415, 8,315,886, 8,404,717 and 8,431,598 plus two non-Orange Book listed patents, United States Patent Nos. 7,977,357 and 8,193,219.

On December 11, 2013, the court set the close of fact discovery for April 21, 2014. Claim construction is currently expected to be fully briefed by April 8, 2014. Dates for a claim construction hearing and trial have yet to be set.

We believe that Natco’s defenses and counterclaims are unlikely to be sustained and we intend to vigorously assert our patent rights.  Although there can be no assurance as to the ultimate outcome of this proceeding, we currently expect that it will not have a material adverse effect on our financial condition or results of operations. However, if Natco is successful in challenging all the patents in dispute or if the court rules that certain of our key patent claims are invalid or not infringed, such events could have a material adverse effect on our financial condition and results of operations.

ABRAXANE®:  On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell and importing of ABRAXANE® brand drug infringes claims of United States Patent No. RE40,493. Plaintiffs are seeking damages and injunctive relief. On December 3, 2013, the court issued an order construing certain disputed claim terms in accordance with Celgene’s proposed construction for several key terms. We intend to vigorously defend against this infringement suit.  If the suit against us is successful, we may have to pay damages, ongoing royalties and may have to license rights from plaintiffs.  However, we believe that (a) it is unlikely that the plaintiffs in this matter will prevail and (b) the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

VIDAZA®:  On September 28, 2012, we were named as a defendant in a lawsuit filed by Ivax LLC (formerly Ivax Corporation) (“Ivax”) in the United States District Court for the Southern District of Florida.  Ivax alleged that we infringed the claims of United States Patent No. 7,759,481 (the “‘481 patent”) by making, using and selling VIDAZA® brand drug in the United States. In December 2013 the parties reached a resolution in which the patent infringement lawsuit was voluntarily dismissed by Ivax with prejudice with no payments by Celgene to Ivax.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ‘346 patent”).  Andrulis alleges that we are liable for infringement of one or more claims of the ‘346 patent which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers.  Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On November 25, 2013, we filed a motion to dismiss Andrulis’ complaint. Andrulis’ motion seeking leave to file an amended complaint, was granted by the court on December 30, 2013. We filed a motion to dismiss Andrulis’ amended complaint on January 30, 2014. We expect that the ultimate outcome of this lawsuit will not have a material adverse effect on our financial condition or results of operations.

Other Proceedings:

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002  extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement.  CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect.  In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. A scheduling conference was held on February 11, 2014 and the court ordered fact discovery to be completed by December 15, 2014. No trial date has as yet been set by the court. We intend to vigorously defend against CMCC's claims. As of December 31, 2013, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $35.9 million, with the high end of the range being the royalty payments on REVLIMID® we would have made under the license agreement through December 31, 2013, if it had remained in effect. CMCC contends that our royalty obligation continues on sales of REVLIMID® at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties for periods after December 31, 2013.
19.   Geographic and Product Information
Operations by Geographic Area:    Revenues primarily consisted of sales of REVLIMID®, VIDAZA®, ABRAXANE®, POMALYST®/IMNOVID®, THALOMID® and ISTODAX®. Additional sources of revenue included a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

Revenues	2013	2012	2011
United States	$3,862.1	$3,169.1	$2,860.9
Europe	1,865.7	1,617.7	1,477.5
All other	766.1	719.9	503.7
Total revenues	$6,493.9	$5,506.7	$4,842.1

Long-Lived Assets[1]	2013	2012
United States	$348.0	$343.3
Europe	230.4	221.5
All other	15.0	13.6
Total long lived assets	$593.4	$578.4

[1]	Long-lived assets consist of net property, plant and equipment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by Product:    Total revenues from external customers by product for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
REVLIMID®	$4,280.3	$3,766.6	$3,208.2
VIDAZA®	803.3	823.2	705.3
ABRAXANE®	648.9	426.7	385.9
POMALYST®/IMNOVID®	305.4	12.0	0.6
THALOMID®	244.5	302.1	339.1
ISTODAX®	54.0	50.0	30.9
Azacitidine for injection	23.3	—	—
Other	2.6	5.0	29.7
Total net product sales	6,362.3	5,385.6	4,699.7
Collaborative agreements and other revenue	14.7	10.7	19.5
Royalty revenue	116.9	110.4	122.9
Total revenue	$6,493.9	$5,506.7	$4,842.1
Major Customers:    We sell our products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of our total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. During the three-year period of 2013, 2012 and 2011, only Amerisource Bergen accounted for more than 10% of our total revenue in at least one of those years and is summarized below. The percentage of amounts due from this customer compared to total net accounts receivable is also summarized below as of December 31, 2013 and 2012.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2013	2012	2011	2013	2012
Amerisource Bergen Corp.	10.7%	11.5%	12.6%	6.4%	9.6%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   Quarterly Results of Operations (Unaudited)

2013	1Q	2Q	3Q	4Q [3]	Year
Total revenue	$1,464.6	$1,599.0	$1,674.4	$1,755.9	$6,493.9
Gross profit[1]	1,348.8	1,483.2	1,557.8	1,632.1	6,021.9
Income tax provision	63.5	79.7	69.5	2.8	215.5
Net income attributable to Celgene	384.9	478.1	372.5	214.4	1,449.9
Net income per share:[2]
Basic	$0.92	$1.15	$0.90	$0.52	$3.50
Diluted	$0.89	$1.11	$0.87	$0.50	$3.37
Weighted average shares (in millions)
Basic	417.9	414.1	412.3	411.2	413.8
Diluted	432.2	429.3	428.8	428.6	430.3

2012	1Q	2Q	3Q	4Q [4]	Year
Total revenue	$1,273.3	$1,366.8	$1,419.2	$1,447.4	$5,506.7
Gross profit[1]	1,173.0	1,264.7	1,313.4	1,335.4	5,086.5
Income tax provision	72.5	73.3	52.3	27.2	225.3
Net income attributable to Celgene	401.5	367.4	424.2	263.1	1,456.2
Net income per share attributable to Celgene:[2]
Basic	$0.92	$0.84	$0.99	$0.62	$3.38
Diluted	$0.90	$0.82	$0.97	$0.61	$3.30
Weighted average shares (in millions)
Basic	438.3	436.7	427.2	421.6	430.9
Diluted	448.6	445.4	436.3	432.3	440.8

[1]	Gross profit is computed by subtracting cost of goods sold (excluding amortization of acquired intangible assets) from net product sales.

[2]	The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

[3]
Net income attributable to Celgene for 2013 was moderately lower in the fourth quarter compared to each of the other three quarters. The decrease was primarily due to a higher level of expense related to research and development collaborations, an increase in fair value of our liability related to CVRs and an asset impairment charge related to a royalty receivable asset.

[4]
Net income attributable to Celgene for 2012 was moderately lower in the fourth quarter compared to each of the other three quarters. The decrease was primarily due to an increase in fair value of our liability related to the CVRs.

21.   Subsequent Event
On February 12, 2014, our Board of Directors voted to recommend a two-for-one split of the Company’s common stock to be effected through an amendment to the Company’s Certificate of Incorporation. Implementation of the stock split is subject to stockholder approval of the amendment at the Annual Meeting of Stockholders, which is currently scheduled to take place on June 18, 2014. Per share information contained in this Annual Report on Form 10-K has not been restated to reflect this recommended stock split as it is subject to stockholder approval.

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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2013, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, or COSO. Celgene Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting based on our audit.
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
In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
February 13, 2014

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders.
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

4.4
Indenture, dated as of August 6, 2013, relating to the 2.300% Senior Notes due 2018, 4.000% Senior Notes due 2023 and the 5.250% Senior Notes due 2043, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 6, 2013).

4.5	Form of 2.450% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.6	Form of 3.950% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.7	Form of 5.700% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.8	Form of 1.900% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 9, 2012).

Exhibit No.	Exhibit Description
4.9	Form of 3.250% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 9, 2012).
4.10	Form of 2.300% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.11	Form of 4.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.12	Form of 5.250% Senior Note due 2043 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 6, 2013).
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

10.5
Celgene Corporation 2008 Stock Incentive Plan, as amended and restated as of April 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2013).

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
10.18
Amended and Restated Credit Agreement among Celgene Corporation, the lender parties named therein, and Citibank, N.A., as administrative agent, dated as of April 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2013).

10.19*	Celgene Corporation Management Incentive Plan.
10.20	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.21	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.22	Letter agreement with Mark J. Alles (incorporated by reference to Exhibit 10. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.23	Letter agreement with Thomas O. Daniel, M.D. (incorporated by reference to Exhibit 10. 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.24	Letter agreement with Perry A. Karsen (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
24.1*	Power of Attorney (included in Signature Page).
31.1*	Certification by the Company's Chief Executive Officer.
31.2*	Certification by the Company's Chief Financial Officer.
32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Celgene Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

*Filed herewith.

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

CELGENE CORPORATION
By:	/s/ Robert J. Hugin Robert J. Hugin Chief Executive Officer (principal executive officer)
________________________________________________________________________________________________________________________
Date: February 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Hugin Robert J. Hugin	Chairman of the Board; Chief Executive Officer (principal executive officer)	February 13, 2014
/s/ Jacqualyn A. Fouse Jacqualyn A. Fouse	Chief Financial Officer (principal financial and accounting officer)	February 13, 2014
/s/ Richard W. Barker Richard W. Barker	Director	February 13, 2014
/s/ Michael D. Casey Michael D. Casey	Director	February 13, 2014

/s/ Carrie S. Cox Carrie S. Cox	Director	February 13, 2014
/s/ Rodman L. Drake Rodman L. Drake	Director	February 13, 2014
/s/ Michael A. Friedman Michael A. Friedman	Director	February 13, 2014
/s/ Gilla Kaplan Gilla Kaplan	Director	February 13, 2014
/s/ James Loughlin James Loughlin	Director	February 13, 2014
/s/ Ernest Mario Ernest Mario	Director	February 13, 2014

Celgene Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Year ended December 31,	Balance at Beginning of Year	Additions Charged to Expense or Sales		Deductions	Balance at End of Year
	(In millions)
2013
Allowance for doubtful accounts	$21.8	$12.3		$6.2	$27.9
Allowance for customer discounts	11.2	74.3	[1]	73.4	12.1
Subtotal	33.0	86.6		79.6	40.0
Allowance for sales returns	13.3	9.6	[1]	7.4	15.5
Total	$46.3	$96.2		$87.0	$55.5
2012
Allowance for doubtful accounts	$10.1	$12.5		$0.8	$21.8
Allowance for customer discounts	8.7	64.9	[1]	62.4	11.2
Subtotal	18.8	77.4		63.2	33.0
Allowance for sales returns	9.0	7.5	[1]	3.2	13.3
Total	$27.8	$84.9		$66.4	$46.3
2011
Allowance for doubtful accounts	$4.8	$6.4		$1.1	$10.1
Allowance for customer discounts	8.3	56.1	[1]	55.7	8.7
Subtotal	13.1	62.5		56.8	18.8
Allowance for sales returns	4.8	16.8	[1]	12.6	9.0
Total	$17.9	$79.3		$69.4	$27.8

[1]	Amounts are a reduction from gross sales.