Form 10-Q
period 2014-03-31
CELGENE CORP /DE/
filed 2014-04-29
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

At April 21, 2014, 400,416,827 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended March 31,
	2014	2013
Revenue:
Net product sales	$1,707.5	$1,429.3
Collaborative agreements and other revenue	1.9	7.1
Royalty revenue	20.6	28.2
Total revenue	1,730.0	1,464.6
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	86.1	80.5
Research and development	713.7	452.4
Selling, general and administrative	494.1	369.0
Amortization of acquired intangible assets	65.7	65.7
Acquisition related charges, net	8.6	33.2
Total costs and expenses	1,368.2	1,000.8
Operating income	361.8	463.8
Other income and (expense):
Interest and investment income, net	6.4	4.8
Interest (expense)	(29.3)	(17.9)
Other income (expense), net	(6.6)	(2.3)
Income before income taxes	332.3	448.4
Income tax provision	52.6	63.5
Net income	$279.7	$384.9
Net income per common share:
Basic	$0.69	$0.92
Diluted	$0.66	$0.89
Weighted average shares:
Basic	405.7	417.9
Diluted	422.5	432.2

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2014	2013
Net income	$279.7	$384.9
Other comprehensive income (loss):
Foreign currency translation adjustments	3.0	(5.9)
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of ($3.7) and $0.2 for the three-months ended March 31, 2014 and 2013, respectively.	(14.9)	74.9
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0.3 and $3.4 for the three-months ended March 31, 2014 and 2013, respectively.	1.6	3.8
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses), net of tax expense (benefit) of $29.0 and $0 for the three-months ended March 31, 2014 and 2013, respectively.	55.3	(1.9)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0.5 and $0 for the three-months ended March 31, 2014 and 2013, respectively.	0.9	0.8
Total other comprehensive income (loss)	45.9	71.7
Comprehensive income	$325.6	$456.6

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,396.6	$3,234.4
Marketable securities available for sale	2,713.5	2,452.6
Accounts receivable, net of allowances of $38.4 and $40.0 at March 31, 2014 and December 31, 2013, respectively	1,072.5	1,061.4
Inventory	347.8	340.4
Deferred income taxes	25.5	25.3
Other current assets	386.1	436.4
Total current assets	6,942.0	7,550.5
Property, plant and equipment, net	595.7	593.4
Intangible assets, net	2,772.5	2,839.7
Goodwill	2,041.2	2,041.2
Other assets	353.1	353.4
Total assets	$12,704.5	$13,378.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$869.8	$544.8
Accounts payable	149.4	156.2
Accrued expenses	1,166.0	1,001.1
Income taxes payable	17.0	16.0
Current portion of deferred revenue	30.6	27.7
Other current liabilities	192.3	199.7
Total current liabilities	2,425.1	1,945.5
Deferred revenue, net of current portion	25.3	23.7
Income taxes payable	245.2	235.0
Deferred income taxes	750.8	804.9
Other non-current liabilities	549.2	582.7
Long-term debt, net of discount	4,224.3	4,196.5
Total liabilities	8,219.9	7,788.3
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $.01 par value per share, 575.0 million shares authorized; issued 512.5 million and 511.2 million shares at March 31, 2014 and December 31, 2013, respectively	5.1	5.1
Common stock in treasury, at cost; 112.1 million and 101.5 million shares at March 31, 2014 and December 31, 2013, respectively	(9,319.2)	(7,662.1)
Additional paid-in capital	8,906.6	8,680.4
Retained earnings	4,752.2	4,472.5
Accumulated other comprehensive income	139.9	94.0
Total stockholders’ equity	4,484.6	5,589.9
Total liabilities and stockholders’ equity	$12,704.5	$13,378.2

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$279.7	$384.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.5	23.2
Amortization	71.6	67.7
Deferred income taxes	(80.4)	(53.1)
Impairment charges	—	9.3
Change in value of contingent consideration	8.6	33.2
Share-based compensation expense	104.4	65.6
Share-based employee benefit plan expense	7.4	7.6
Reclassification adjustment for cash flow hedges included in net income	1.9	7.2
Unrealized change in value of derivative instruments	4.4	(33.8)
Other, net	(1.1)	5.8
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(9.8)	(87.0)
Inventory	(7.0)	(25.8)
Other operating assets	29.9	35.7
Accounts payable and other operating liabilities	111.5	(82.3)
Income tax payable	11.3	7.7
Payment of contingent consideration	(5.0)	—
Deferred revenue	4.2	1.4
Net cash provided by operating activities	557.1	367.3
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	588.3	896.0
Purchases of marketable securities available for sale	(766.7)	(1,115.5)
Purchases of intellectual property and other assets	(1.0)	(0.7)
Capital expenditures	(24.7)	(25.4)
Purchases of investment securities	(17.5)	(5.5)
Other investing activities	1.5	(0.4)
Net cash used in investing activities	(220.1)	(251.5)
Cash flows from financing activities:
Payment for treasury shares	(1,568.5)	(1,043.7)
Proceeds from short-term borrowing	1,460.0	1,422.9
Principal repayments on short-term borrowing	(1,135.0)	(1,369.6)
Proceeds from sale of common equity put options	1.2	—
Payment of contingent consideration	(15.0)	—
Net proceeds from exercise of common stock options and warrants	59.2	266.4
Excess tax benefit from share-based compensation arrangements	29.6	36.6
Net cash used in financing activities	(1,168.5)	(687.4)
Effect of currency rate changes on cash and cash equivalents	(6.3)	(23.2)
Net decrease in cash and cash equivalents	(837.8)	(594.8)
Cash and cash equivalents at beginning of period	3,234.4	2,090.4
Cash and cash equivalents at end of period	$2,396.6	$1,495.6

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2014	2013
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available for sale	$(84.3)	$2.0
Investment in NantBioScience, Inc. preferred equity	$90.0	$—
Supplemental disclosure of cash flow information:
Interest paid	$52.2	$22.3
Income taxes paid	$96.6	$76.6

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

Our primary commercial stage products include REVLIMID®, ABRAXANE®, VIDAZA®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), azacitidine for injection (generic version of VIDAZA®), ISTODAX® and OTEZLA®.

On March 21, 2014, OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) for the treatment of adults with active psoriatic arthritis. Launch activities for OTEZLA® commenced in March 2014 and we will begin recognizing revenue related to OTEZLA® during the second quarter of 2014.

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. We are subject to certain risks and uncertainties related to, among other things, product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, outcome of legal and governmental proceedings, European credit risk, technological change and product liability.

Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these unaudited consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited consolidated financial statements.

2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Annual Report on Form 10-K).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Earnings Per Share

	Three-Month Periods Ended March 31,
(Amounts in millions, except per share)	2014	2013
Net income	$279.7	$384.9
Weighted-average shares:
Basic	405.7	417.9
Effect of dilutive securities:
Options, restricted stock units and other incentives	16.8	14.3
Diluted	422.5	432.2
Net income per share:
Basic	$0.69	$0.92
Diluted	$0.66	$0.89

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 6.8 million and 2.0 million shares for the three-month periods ended March 31, 2014 and 2013, respectively.

Stock Split: In February 2014, our Board of Directors voted to recommend a two-for-one split of the Company’s common stock to be effected through an amendment to the Company’s Certificate of Incorporation. Implementation of the stock split is subject to stockholder approval of the amendment at the Annual Meeting of Stockholders, which is currently scheduled to take place on June 18, 2014. Per share information contained in this Quarterly Report on Form 10-Q has not been restated to reflect this recommended stock split as it is subject to stockholder approval.

Share Repurchase Program: In April 2014, our Board of Directors approved an increase of $4.000 billion to our authorized share repurchase program, bringing the total amount authorized during the period of April 2009 through April 2014 up to an aggregate of $13.500 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to repurchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would repurchase the shares covered by the option at the strike price of the put option. During the three-month period ended March 31, 2014, we sold a put option on $200.0 million notional amount of shares of our common stock which matured in March 2014 when the trading price of our stock was below the strike price of the put option. The financial impact of the option was a net gain of $2.4 million, which was recorded in other income (expense), net, and the repurchase of approximately 1.0 million shares of our common stock at an average cost of $140.45 per share, which reflected the market value of the shares on the dates the option expired. At March 31, 2014, we had no outstanding put options. In April 2014, we sold a put option on $200.0 million notional amount of shares of our common stock with a strike price of $132.78 and maturing in June 2014 for a premium of $4.0 million.

During the three-month period ended March 31, 2014, we have repurchased 10.7 million shares of common stock under the share repurchase program from all sources at a total cost of $1.661 billion. As of March 31, 2014, we had a remaining open-ended share repurchase authorization of $0.407 billion, which was increased by the Board of Directors in April 2014 to $4.407 billion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	—	55.3	(14.9)	3.0	43.4
Amounts reclassified from accumulated other comprehensive income	—	0.9	1.6	—	2.5
Net current-period other comprehensive income (loss)	—	56.2	(13.3)	3.0	45.9
Balance March 31, 2014	$(6.9)	$193.5	$(49.3)	$2.6	$139.9

Balance December 31, 2012	$(10.1)	$4.2	$(16.0)	$(27.8)	$(49.7)
Other comprehensive income (loss) before reclassifications	—	(1.9)	74.9	(5.9)	67.1
Amounts reclassified from accumulated other comprehensive income	—	0.8	3.8	—	4.6
Net current-period other comprehensive income (loss)	—	(1.1)	78.7	(5.9)	71.7
Balance March 31, 2013	$(10.1)	$3.1	$62.7	$(33.7)	$22.0

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Three-Month Periods Ended March 31,
		2014	2013
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$(1.0)	$(6.4)
Treasury rate lock agreements	Interest (expense)	(0.9)	(0.8)
	Income tax benefit (expense)	0.3	3.4
Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(1.4)	(0.8)
	Income tax benefit (expense)	0.5	—
Total reclassification, net of tax		$(2.5)	$(4.6)

5. Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and the valuation techniques we utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Fair values

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any Level 3 assets. Our Level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a description of the CVRs. Our Level 2 liabilities relate to foreign currency forward contracts and interest rate swap contracts, including forward starting interest rate swap contracts. Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester) and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila Therapeutics, Inc. (Avila) acquisition. The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $575.0 million, respectively.

	Balance at March 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,713.5	$551.4	$2,162.1	$—
Cash equivalents	50.0	—	50.0	—
Total assets	$2,763.5	$551.4	$2,212.1	$—
Liabilities:
Forward currency contracts	$(19.9)	$—	$(19.9)	$—
Contingent value rights	(121.6)	(121.6)	—	—
Interest rate swaps	(35.3)	—	(35.3)	—
Other acquisition related contingent consideration	(213.7)	—	—	(213.7)
Total liabilities	$(390.5)	$(121.6)	$(55.2)	$(213.7)

	Balance at December 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,452.6	$433.1	$2,019.5	$—
Cash equivalents	20.0	—	20.0	—
Total assets	$2,472.6	$433.1	$2,039.5	$—
Liabilities:
Forward currency contracts	$(9.2)	$—	$(9.2)	$—
Contingent value rights	(118.1)	(118.1)	—	—
Interest rate swaps	(49.6)	—	(49.6)	—
Other acquisition related contingent consideration	(228.5)	—	—	(228.5)
Total liabilities	$(405.4)	$(118.1)	$(58.8)	$(228.5)

There were no security transfers between Levels 1 and 2 during the three-month periods ended March 31, 2014 and 2013. The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Three-Month Periods Ended March 31,
	2014	2013
Liabilities:
Balance at beginning of period	$(228.5)	$(198.1)
Amounts acquired or issued	—	—
Net change in fair value	(5.2)	(3.4)
Settlements	20.0	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(213.7)	$(201.5)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3 liabilities outstanding as of March 31, 2014 and March 31, 2013 primarily consisted of contingent consideration related to the acquisition of Avila. The $14.8 million net decrease in the fair value of Level 3 liabilities in 2014 was primarily due to a $20.0 million milestone payment related to our acquisition of Avila.

6. Derivative Instruments and Hedging Activities

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2014 and December 31, 2013 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2014 and December 31, 2013:

	Notional Amount
Foreign Currency	March 31, 2014	December 31, 2013
Australian Dollar	$41.7	$—
British Pound	307.8	279.4
Canadian Dollar	22.7	—
Euro	3,335.0	3,318.2
Japanese Yen	601.9	559.1
Total	$4,309.1	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense),

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2014 and December 31, 2013 were $817.7 million and $878.5 million, respectively.

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

Forward Starting Interest Rate Swaps: During the three months ended March 31, 2014, we entered into forward starting swaps that were designated as cash flow hedges, with an aggregate notional value of $500.0 million, and effective dates in November 2014, with $100.0 million maturing in five years and $400.0 million maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt. In April 2014 we accelerated our planned debt issuance date to May 2014, which will result in hedge ineffectiveness in the forward starting swaps due to the effective dates of the swaps being in November 2014. The hedge ineffectiveness will be recognized on the Consolidated Statements of Income as other income (expense), net.

The following table summarizes the notional amounts of our outstanding forward starting swap contracts at March 31, 2014 and December 31, 2013:

	Notional Amount
	March 31, 2014	December 31, 2013
Forward starting swap contracts entered into as cash flow hedges:
Maturing in five years	$200.0	$100.0
Maturing in ten years	600.0	200.0
Total	$800.0	$300.0

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense. We may terminate the hedging relationship of certain swap contracts by settling the contracts or by entering into offsetting contracts. At the time a hedging relationship is terminated, accumulated gains or losses associated with the swap contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged notes.

We have entered into swap contracts that were designated as hedges of our fixed rate notes due in 2015, 2017, 2018, 2020, 2022 and 2023 and also terminated the hedging relationship by settling certain of those swap contracts during 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $7.0 million and $2.8 million in 2014 and 2013, respectively, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 10 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the notional amounts of our outstanding swap contracts at March 31, 2014 and December 31, 2013:

	Notional Amount
	March 31, 2014	December 31, 2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$200.0	$300.0
1.900% senior notes due 2017	200.0	300.0
2.300% senior notes due 2018	200.0	200.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	850.0	850.0
4.000% senior notes due 2023	100.0	150.0
Total	$2,050.0	$2,300.0

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$48.1	Other current assets	$27.6
	Other current liabilities	29.8	Other current liabilities	57.5
	Other non-current assets	13.6	Other non-current assets	3.4
	Other non-current liabilities	29.6	Other non-current liabilities	53.3
Interest rate swap agreements	Other current assets	14.6	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	51.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	6.7	Other current assets	0.9
	Other current liabilities	2.5	Other current liabilities	7.5
Interest rate swap agreements	Other non-current assets	1.5	Other non-current assets	—
Total		$146.4		$201.6

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$63.6	Other current assets	$24.9
	Other current liabilities	41.5	Other current liabilities	84.7
	Other non-current assets	60.6	Other non-current assets	41.9
	Other non-current liabilities	4.3	Other non-current liabilities	25.6
Interest rate swap agreements	Other current assets	17.1	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	68.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	11.3	Other current assets	0.7
	Other current liabilities	6.0	Other current liabilities	18.7
Interest rate swap agreements	Other current assets	0.1	Other current assets	—
	Other non-current assets	1.5	Other non-current assets	—
Total		$206.0		$264.8

* Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013:

	Three-Month Period Ended March 31, 2014
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$(8.9)	Net product sales	$(1.0)	Other income, net	$(3.5)	(2)
Treasury rate lock agreements	$—	Interest expense	$(0.9)
Interest rate swap agreements	$(9.7)	Interest expense	$—

(1) Net losses of $15.2 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net losses recognized in income represents $0.3 million in losses related to the ineffective portion of the hedging relationships and $3.2 million of losses related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Period Ended March 31, 2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$75.0	Net product sales	$(6.4)	Other income, net	$3.5	(1)
Treasury rate lock agreements	$—	Interest expense	$(0.8)

(1) The amount of net gains recognized in income represents $2.0 million in gains related to the ineffective portion of the hedging relationships and $1.5 million of gains related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2014	2013
Interest rate swap agreements	Interest expense	$10.4	$6.9

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2014	2013
Foreign exchange contracts	Other income (expense), net	$(3.3)	$38.7
Put options on our common stock	Other income (expense), net	$2.4	$—

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.091 billion and $1.697 billion at March 31, 2014 and December 31, 2013, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$711.4	$0.6	$(0.5)	$711.5
U.S. government-sponsored agency securities	199.0	0.2	(0.2)	199.0
U.S. government-sponsored agency MBS	611.7	0.5	(5.6)	606.6
Non-U.S. government, agency and Supranational securities	19.9	—	—	19.9
Corporate debt - global	433.0	1.3	(0.7)	433.6
Asset backed securities	191.7	—	(0.2)	191.5
Marketable equity securities	247.5	304.1	(0.2)	551.4
Total available-for-sale marketable securities	$2,414.2	$306.7	$(7.4)	$2,713.5

December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$795.2	$0.3	$(0.4)	$795.1
U.S. government-sponsored agency securities	208.9	0.2	(0.2)	208.9
U.S. government-sponsored agency MBS	450.8	0.1	(6.9)	444.0
Non-U.S. government, agency and Supranational securities	10.4	—	—	10.4
Corporate debt - global	379.2	1.1	(0.6)	379.7
Asset backed securities	181.6	—	(0.2)	181.4
Marketable equity securities	212.9	220.2	—	433.1
Total available-for-sale marketable securities	$2,239.0	$221.9	$(8.3)	$2,452.6

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded. The increase in net unrealized gains in marketable equity securities during the three-month period ended March 31, 2014 primarily reflects the increase in market value for certain equity investments subsequent to December 31, 2013. Net unrealized losses in marketable debt securities were essentially the same at the end of both periods.

Duration periods of available-for-sale debt securities at March 31, 2014 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$468.4	$468.2
Duration of one through three years	1,441.0	1,440.2
Duration of three through five years	211.4	208.6
Duration of over five years	45.9	45.1
Total	$2,166.7	$2,162.1

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Inventory

A summary of inventories by major category at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013
Raw materials	$152.4	$147.4
Work in process	122.0	99.6
Finished goods	73.4	93.4
Total	$347.8	$340.4

9. Intangible Assets and Goodwill

Intangible Assets:  Our intangible assets consist of developed product rights obtained primarily from the Pharmion Corp. (Pharmion), Gloucester and Abraxis BioScience, Inc. (Abraxis) acquisitions, IPR&D product rights from the Gloucester and Avila acquisitions and technology obtained primarily from the Avila acquisition. Also included are contract-based licenses and other miscellaneous intangibles. The amortization periods related to our finite-lived intangible assets range from one to seventeen years.

The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

March 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,079.5)	$2,326.4	13.0
Technology	333.7	(99.3)	234.4	7.0
Licenses	66.2	(15.0)	51.2	16.5
Other	42.5	(19.9)	22.6	8.6
	3,848.3	(1,213.7)	2,634.6	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,986.2	$(1,213.7)	$2,772.5

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,026.4)	$2,379.5	13.0
Technology	333.7	(87.4)	246.3	7.0
Licenses	66.2	(13.9)	52.3	16.5
Other	42.5	(18.8)	23.7	8.6
	3,848.3	(1,146.5)	2,701.8	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,986.2	$(1,146.5)	$2,839.7

There were no additions or deletions to the gross carrying value of intangible assets during the three-month period ended March 31, 2014.

Amortization expense was $67.1 million and $66.9 million for the three-month periods ended March 31, 2014 and 2013, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2014 through 2018 is estimated to be in the range of approximately $255.0 million to $265.0 million annually.

Goodwill:  At March 31, 2014, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of goodwill was $2.041 billion on March 31, 2014 and December 31, 2013.

10. Debt

Senior Notes: Summarized below are the carrying values of our senior notes at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
2.450% senior notes due 2015	$511.9	$513.9
1.900% senior notes due 2017	500.4	499.9
2.300% senior notes due 2018	400.0	399.0
3.950% senior notes due 2020	490.5	484.6
3.250% senior notes due 2022	974.6	956.6
4.000% senior notes due 2023	700.7	696.3
5.700% senior notes due 2040	249.6	249.6
5.250% senior notes due 2043	396.6	396.6
Total long-term debt	$4,224.3	$4,196.5

At March 31, 2014, the fair value of our outstanding Senior Notes was $4.356 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

During 2012, we entered into treasury rate locks in anticipation of issuing the fixed-rate notes that were issued in August 2012. As of March 31, 2014, a balance of $29.7 million in losses remained in OCI related to treasury rate locks and will be recognized as interest expense over the life of the 2017 notes and the 2022 notes.

At March 31, 2014, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 6. Our swap contracts outstanding at March 31, 2014 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of March 31, 2014, we had a balance of $33.0 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $3.6 million related to the settlement of swap contracts during the three months ended March 31, 2014. As of December 31, 2013, we had a balance of $32.1 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements.

Commercial Paper:  The carrying value of Commercial Paper as of March 31, 2014 and December 31, 2013 was $869.8 million and $544.8 million, respectively, and approximated its fair value. The effective interest rate on our outstanding Commercial Paper at March 31, 2014 was 0.3%.

Senior Unsecured Credit Facility:  In September 2011, we entered into a senior unsecured revolving credit facility (Credit Facility) providing for revolving credit. The Credit Facility is currently at an aggregate maximum amount of $1.500 billion with an expiration date of April 18, 2018. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.750 billion.

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of March 31, 2014 and December 31, 2013 there were no outstanding borrowings under the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2014.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Share-Based Compensation

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

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013:

	Three-Month Periods Ended March 31,
	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$6.1	$2.8
Research and development	47.0	27.0
Selling, general and administrative	51.3	35.8
Total share-based compensation expense	104.4	65.6
Tax benefit related to share-based compensation expense	30.0	17.9
Reduction in income	$74.4	$47.7

We utilize share-based compensation in the form of stock options, RSUs and PSUs. The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2014 (in millions unless otherwise noted):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2013	39.6	5.1	58
Changes during the Year:
Granted	2.3	0.1	—
Exercised / Released	(1.2)	(0.1)	(12)
Expired	(0.2)	(0.1)	—
Outstanding at March 31, 2014	40.5	5.0	46

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2014 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$490.8	$215.6	$3.2
Expected weighted-average period in years of compensation cost to be recognized	2.2	1.3	2.0

12. Income Taxes

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the three-month period ended March 31, 2014 gross unrecognized tax benefits decreased by $2.3 million, exclusive of interest, primarily as a result of ongoing examinations related to tax positions taken in prior years. Increases to the amount of unrecognized tax benefits since January 1, 2014 of approximately $12.5 million relate primarily to current year operations. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in our unrecognized tax benefits. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

13. Collaboration Agreements

From time to time, we enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments and profit sharing. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. We do not consider any individual arrangement to be material. See Note 17 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2014. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the three months ended March 31, 2014:

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

On March 21, 2014, we entered into a second collaboration arrangement with FORMA, pursuant to which FORMA granted us an option to license the rights to select current and future FORMA drug candidates during a term of three and one half years. We agreed to pay an upfront payment of $225.0 million. In addition, with respect to each licensed drug candidate, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, with such amounts being variable and contingent on various factors. With respect to each licensed drug candidate, we will assume responsibility for all global development activities and costs after completion of Phase 1 clinical trials. FORMA will retain U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization.

Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations with terms of two years each for additional payments totaling approximately $375.0 million. If we exercise our option to enter into both of these additional collaborations, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly owned assets within FORMA at that time.
NantBioScience, Inc. (NantBioScience): In January 2014, we entered into a collaboration agreement with NantBioScience, an entity controlled by Dr. Patrick Soon-Shiong in which Celgene contributed $75 million of cash, the rights to the future royalty stream based on net sales of certain products of Active Biomaterials, LLC, another entity controlled by Dr. Patrick Soon-Shiong, and licenses to two nab® product candidates. In return, Celgene received a 14 percent preferred equity ownership in NantBioScience, an option to license a certain number of product candidates developed by NantBioScience, including the two nab® product candidates that Celgene is licensing to NantBioScience, and the parent company of NantBioScience assumed, and agreed to pay and satisfy when due, our obligation to pay The Chan Soon-Shiong Institute for Advanced Health (CSS Institute) $50.0 million in contingent, matching contributions. The transaction became effective in March 2014. Unless Celgene terminates the collaboration earlier, in Celgene’s sole discretion upon 30 days written notice, the collaboration will continue until the earliest to occur of: (a) Celgene licensing four NantBioScience product candidates; (b) NantBioScience presenting data packages for ten product candidates; and (c) the date which is ten years after the effective date. Regardless of any termination of the collaboration, the 14 percent preferred equity ownership in NantBioScience and the assumption of the $50.0 million in contingent, matching contributions by the parent company of NantBioScience remain in effect. We performed a valuation of the components of the transaction and allocated the consideration transferred as follows: $50.0 million for the collaboration agreement upfront expense; $25.0 million related to the settlement of contingent matching contributions, and; $90.0 million related to the equity ownership in NantBioScience.
In addition to the collaboration arrangements described above, we entered into a new collaborative arrangement during the three months ended March 31, 2014 that includes the potential for future milestone payments of up to an aggregate $12.0 million related to the attainment of specified developmental milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of the period activity related to our collaboration agreements is presented below1:

		Three-Month Periods Ended March 31,
		Research and Development Expense				Selling, General and Administrative Expense
		Upfront Fees	Milestones	Extension of Agreements	Amortization of Prepaid R&D and Intangibles		Equity Investments Made During Period
Acceleron[2]	2014	$—	$—	$—	$—	$—	$15.0
	2013	—	10.0	—	—	—	—
bluebird	2014	—	—	—	—	—	—
	2013	74.7	—	—	—	—	—
Epizyme	2014	—	—	—	—	—	9.9
	2013	—	—	—	—	—	—
FORMA	2014	225.0	—	—	—	—	—
	2013	—	—	—	—	—	—
NantBioScience	2014	50.0	—	—	—	25.0	90.0
Other Collaboration Arrangements	2014	34.0	—	—	3.8	—	20.9
	2013	21.1	—	—	0.8	—	4.0
A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron[2]	March 31, 2014	$—	$121.2	11%
	December 31, 2013	—	127.2	11%
bluebird	March 31, 2014	0.2	—	N/A
	December 31, 2013	0.2	—	N/A
Epizyme	March 31, 2014	—	83.7	11%
	December 31, 2013	—	69.4	12%
FORMA	March 31, 2014	0.2	—	N/A
	December 31, 2013	0.2	—	N/A
NantBioScience	March 31, 2014	—	90.0	14%
Other Collaboration Arrangements	March 31, 2014	57.5	366.4	N/A
	December 31, 2013	61.3	254.6	N/A
1 Activity and balances are presented specifically for notable new collaborations and for those collaborations which we have described in detail in our 2013 Annual Report on Form 10-K if there has been new activity during the periods presented. Amounts related to collaborations that are not specifically described are presented in the aggregate as Other Collaboration Arrangements.
2 We agreed to purchase 1.1 million shares of Acceleron common stock for $47.1 million on April 2, 2014. Immediately following this additional investment, it is expected that we will beneficially own approximately 14.8% of the outstanding shares of Acceleron's common stock. The closing of this transaction is subject to customary closing conditions including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

14. Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. See Note 13 for additional details related to collaboration arrangements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

15. Legal Proceedings

Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and others and we have been subject to claims and other actions related to our business activities.  While the ultimate outcome of investigations, inquires, information requests and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, costs and significant payments, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Pending patent proceedings include challenges to the scope, validity and/or enforceability of our patents relating to certain of our products, uses of products or processes. Further, we are subject to claims of third parties that we infringe their patents covering products or processes. Although we believe we have substantial defenses to these challenges and claims, there can be no assurance as to the outcome of these matters and an adverse decision in these proceedings could result in one or more of the following: (i) a loss of patent protection, which could lead to a significant reduction of sales that could materially affect future results of operations, (ii) our inability to continue to engage in certain activities, and (iii) significant liabilities, including payment of damages, royalties and/or license fees to any such third party.

Among the principal matters pending are the following:

Patent Related Proceedings:

REVLIMID®: We received Notice Letters, dated August 30, 2010 and June 12, 2012 from Natco Pharma Limited of India (Natco) notifying us of Natco’s Abbreviated New Drug Application (ANDA), which contain Paragraph IV certifications against certain of Celgene’s patents that are listed in the FDA Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide). Natco’s Notice Letters were sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules. We filed separate infringement actions (which were subsequently consolidated) in the United States District Court for the District of New Jersey against Natco, Natco’s U.S. partner, Arrow International Limited (Arrow), and Arrow’s parent company, Watson Laboratories, Inc. (Watson, a wholly-owned subsidiary of Actavis, Inc. and formerly known as Watson Pharmaceuticals, Inc.) (Natco, Arrow and Watson are collectively referred to hereinafter as “Natco”). In its answer and counterclaim, Natco asserts that our patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic products. As a result of the filing of our actions, the FDA cannot grant final approval of Natco’s ANDA until the earlier of (i) a decision of the court that each of the patents is not infringed, invalid or unenforceable, or (ii) December 12, 2014.

The patents in dispute include United States Patent Nos. 5,635,517; 6,045,501; 6,315,720; 6,555,554; 6,561,976; 6,561,977; 6,755,784; 7,119,106; 7,465,800; 6,281,230; 7,189,740; 7,968,569; 8,288,415; 8,315,886 and 8,404,717, plus three non-Orange Book listed patents, United States Patent Nos. 7,977,357;8,193,219 and 8,431,598.

On April 14, 2014, the court extended the close of fact discovery to June 20, 2014. Claim construction was fully briefed on April 8, 2014, and the claim construction hearing is scheduled for May 15, 2014. No trial date has been set.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We received a third Notice Letter from Natco dated April 3, 2014, notifying us of Natco’s Paragraph IV certifications against five patents, including United States Patent Nos. 8,404,717 (already in suit), 8,530,498; 8,589,188; 8,626,531; and 8,648,095.  We are reviewing the Notice Letter and its implications and considering our response.

ABRAXANE®:  On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell and importing of ABRAXANE® brand drug infringes claims of United States Patent No. RE40,493. Plaintiffs are seeking damages and injunctive relief. On December 3, 2013, the court issued an order construing certain claim terms. Based on that order, on March 18, 2014, the parties agreed to a judgment of noninfringement in Celgene’s favor. On April 15, 2014, plaintiffs’ filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit seeking a review of the lower court’s construction of certain claim terms. On April 22, 2014 we filed a Notice of Cross-Appeal seeking review of certain terms defined in the lower court’s order.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ‘346 patent”).  Andrulis alleges that we are liable for infringement of one or more claims of the ‘346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers.  Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On November 25, 2013, we filed a motion to dismiss Andrulis’ complaint. Andrulis’ motion seeking leave to file an amended complaint was granted on December 30, 2013. We filed a motion to dismiss Andrulis’ amended complaint on January 30, 2014. On April 11, 2014, the court denied our motion in part and granted our motion in part, dismissing two of Andrulis' four infringement claims without leave to amend. We filed an answer to the remaining claims on April 25, 2014. We do not expect the ultimate outcome of this lawsuit to have a material adverse effect on our financial condition or results of operations.

ISTODAX® (romidepsin): We received a Notice Letter dated March 17, 2014 from Fresenius Kabi USA, LLC (Fresenius) notifying us of Fresenius’s ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against U.S. Patent Nos. 7,608,280 and 7,611,724 that are listed in the Orange Book for ISTODAX®.  We are reviewing the Notice Letter and its implications and considering our response.

Non-Patent Related Proceedings:

In 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC) seeking documents and other information relating to requests by manufacturers of generic drugs to purchase our patented REVLIMID® and THALOMID® brand drugs in order for the FTC to evaluate whether there may be reason to believe that we have engaged in unfair methods of competition. In 2010, the State of Connecticut issued a subpoena referring to the same issues raised by the 2009 CID. Also in 2010, we received a second CID from the FTC relating to this matter.  We continue to cooperate with the FTC and State of Connecticut investigations.

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. Our answer to Mylan’s complaint is due on May 25, 2014. An initial scheduling conference in this matter will be held on June 3, 2014. We intend to vigorously defend against Mylan’s claims.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations.  In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. The DOJ retains the right to intervene in these actions at any time. Additionally, while several states have similarly declined to intervene in some of these actions, they also retain the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. We intend to vigorously defend against the remaining Central District of California action and on April 25, 2014, we filed a motion to dismiss the complaint in that action.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Proceedings:

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002  extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement.  CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect.  In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. A scheduling conference was held on February 11, 2014 and the court ordered fact discovery to be completed by December 15, 2014. No trial date has as yet been set by the court. We intend to vigorously defend against CMCC's claims. As of March 31, 2014, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $47.3 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through March 31, 2014, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after March 31, 2014.

16. Subsequent Event

Nogra Pharma Limited (Nogra): On April 23, 2014, we entered into a license agreement with Nogra Pharma Limited, pursuant to which Nogra granted us an exclusive, royalty-bearing license in its intellectual property relating to GED-0301, an antisense oligonucleotide targeting Smad7, to develop and commercialize products containing GED-0301 for the treatment of Crohn’s disease and other indications. The development and application of the intellectual property covered under the license agreement will be managed by a joint committee composed of members from each of Nogra and us. Under the terms of the license agreement, we are obligated to make an upfront payment of $710.0 million. In addition, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, as well as tiered royalties on sales of licensed products, with such amounts being variable and contingent on various factors. The maximum aggregate amount payable for development and regulatory milestones is approximately $815.0 million, which covers such milestones relating to Crohn’s disease and other indications. Starting from global annual net sales levels of $500.0 million, aggregate tiered sales milestones could total a maximum of $1,050.0 million if annual net sales reach $4,000.0 million.

The license agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The license agreement may be terminated (i) at our discretion upon 180 days’ written notice to Nogra, provided that such termination will not become effective before the third anniversary of the effective date of the license agreement, and (ii) by either party upon material breach of the other party, subject to cure periods. Upon the expiration of our royalty payment obligations under the license agreement, on a country-by-country and licensed product-by-licensed product basis, the license granted under the license agreement will become fully paid-up, irrevocable, perpetual, and non-terminable with respect to such licensed product in such country.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

Our primary commercial stage products include REVLIMID®, ABRAXANE®, VIDAZA®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), azacitidine for injection (generic version of VIDAZA®), ISTODAX® and OTEZLA®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and is under review for psoriasis in the United States and for psoriasis and psoriatic arthritis in the European Union. Launch activities for OTEZLA® commenced in March 2014 and we will begin recognizing revenue related to OTEZLA® during the second quarter of 2014. Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing agreements. The approved diseases for our primary commercial stage products are described below for the major markets of the United States, the European Union and Japan. Approvals in other international markets are indicated in the aggregate for the disease indication that most closely represents the majority of the other international approvals.

REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma (MM), in combination with dexamethasone, in patients who have received at least one prior therapy	- United States - European Union - Japan - Other international markets
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	- United States - Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	- European Union
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	- Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib.	- United States
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
- United States - Other international markets
Metastatic breast cancer in adult patients who have failed first-line treatment for metastatic disease for whom standard, anthracycline containing therapy is not indicated	- European Union
Breast cancer	- Japan
Non-Small Cell Lung Cancer (NSCLC)
Locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy	- United States - Other international markets
NSCLC	- Japan
Metastatic adenocarcinoma of the pancreas, a form of pancreatic cancer, as first line treatment in combination with gemcitabine	- United States - European Union - Other international markets
Gastric cancer	- Japan
VIDAZA® (azacitidine for injection):  VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network and has been granted orphan drug designation for the treatment of MDS and AML. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA® in the fourth quarter of 2013. In 2013, we also contracted with Sandoz AG to sell a generic version of VIDAZA® in the United States, which we supply. Regulatory exclusivity for VIDAZA® is expected to continue in

Europe through 2018. VIDAZA® is marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Myelodysplastic syndromes (MDS)
All French-American-British (FAB) subtypes	- United States
Intermediate-2 and high-risk MDS	- European Union - Other international markets
Chronic myelomonocytic leukemia with 10% to 29% marrow blasts without myeloproliferative disorder	- European Union - Other international markets
Acute myeloid leukemia (AML) with 20% to 30% blasts and multi-lineage dysplasia	- European Union - Other international markets

POMALYST®/IMNOVID®1(pomalidomide): POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® received its first approvals from the FDA and the European Commission (EC) during 2013 for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma for patients who have received at least two prior therapies, including lenalidomide and bortezomib and have demonstrated disease progression on or within 60 days of completion of the last therapy.
- United States
Relapsed and refractory multiple myeloma, in combination with dexamethasone, for adult patients who have received at least two prior therapies including both lenalidomide and bortezomib and have demonstrated disease progression on the last therapy.
- European Union
1 We received FDA approval for pomalidomide under the trade name POMALYST®. We received EC approval for pomalidomide under the trade name IMNOVID®.
THALOMID® (thalidomide):  THALOMID®, sold as Thalidomide CelgeneTM outside the United States, is administered orally for the treatment of diseases as indicated below:

Disease	Geographic Approvals
Multiple myeloma
Newly diagnosed multiple myeloma, in combination with dexamethasone	- United States
Thalomid in combination with dexamethasone is indicated for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma.
- Other international markets
Multiple myeloma after failure of standard therapies (relapsed or refractory)	- Other international markets
Thalidomide CelgeneTM in combination with melphalan and prednisone as a first line treatment for patients with untreated multiple myeloma who are aged sixty-five years of age or older or ineligible for high dose chemotherapy
- European Union - Other international markets
Erythema Nodosum Leprosum
Cutaneous manifestations of moderate to severe erythema nodosum leprosum (ENL), an inflammatory complication of leprosy	- United States - Other international markets
Maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence	- United States - Other international markets

azacitidine for injection (generic version of VIDAZA®): After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we contracted with Sandoz AG to sell azacitidine for injection, which we supply. We recognize net product sales from sales of azacitidine for injection to Sandoz AG.
ISTODAX® (romidepsin):  ISTODAX® is administered by intravenous infusion for the treatment of diseases as indicated below and has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, including CTCL and PTCL.

Disease	Geographic Approvals
Cutaneous T-cell lymphoma (CTCL) in patients who have received at least one prior systemic therapy	- United States - Other international markets
Peripheral T-cell lymphoma (PTCL) in patients who have received at least one prior therapy	- United States - Other international markets
OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. OTEZLA® received approval from the FDA for psoriatic arthritis in March 2014 and has been submitted for approval in the United States in psoriasis and in the European Union for the treatment of psoriasis and psoriatic arthritis. OTEZLA® is approved for the treatment of patients as indicated below:

Disease	Geographic Approvals
Adult patients with active psoriatic arthritis	- United States (Approved March 2014)

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and MDS. POMALYST®/IMNOVID® was approved in the United States and European Union for indications in multiple myeloma based on phase II and phase III results, respectively, and additional phase III trials are underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. Phase III trials are also underway for VIDAZA® and CC-486 in MDS and AML and ISTODAX® in first-line PTCL. In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. Our lead product in inflammation and immunology, OTEZLA® is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis and ankylosing spondylitis.
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

The following table summarizes total revenue and earnings for the three-month periods ended March 31, 2014 and 2013 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2014	2013
Total revenue	$1,730.0	$1,464.6	$265.4	18.1%
Net income	$279.7	$384.9	$(105.2)	(27.3)%
Diluted earnings per share	$0.66	$0.89	$(0.23)	(25.8)%

Revenue increased by $265.4 million in the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to the continued growth in sales of REVLIMID® and ABRAXANE® as well as sales of POMALYST®/IMNOVID® which was approved by the FDA in February 2013 and by the European Commission (EC) in August 2013. The $105.2 million decrease in net income and $0.23 decrease in diluted earnings per share in the current year quarter were primarily due to a $203.3 million increase in research and development expenses related to collaboration arrangements, partly offset by a higher level of net product sales.

Results of Operations

Three-Month Periods Ended March 31, 2014 and 2013

Total Revenue:  Total revenue and related percentages for the three-month periods ended March 31, 2014 and 2013 were as follows (dollar amounts in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2014	2013
Net product sales:
REVLIMID®	$1,143.8	$1,002.8	$141.0	14.1%
ABRAXANE®	184.8	122.7	62.1	50.6%
VIDAZA®	148.4	204.1	(55.7)	(27.3)%
POMALYST®/IMNOVID®	135.6	28.5	107.1	375.8%
THALOMID®	58.0	57.4	0.6	1.0%
azacitidine for injection	18.4	—	18.4	N/M
ISTODAX®	16.1	12.9	3.2	24.8%
Other	2.4	0.9	1.5	166.7%
Total net product sales	$1,707.5	$1,429.3	$278.2	19.5%
Collaborative agreements and other revenue	1.9	7.1	(5.2)	(73.2)%
Royalty revenue	20.6	28.2	(7.6)	(27.0)%
Total revenue	$1,730.0	$1,464.6	$265.4	18.1%
N/M - Not meaningful

Total revenue increased by $265.4 million, or 18.1%, to $1.730 billion for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, reflecting increases of $136.4 million, or 16.2%, in the United States and $129.0 million, or 20.8%, in international markets.

Net Product Sales:  Total net product sales for the three-month period ended March 31, 2014 increased by $278.2 million, or 19.5%, to $1.708 billion compared to the three-month period ended March 31, 2013. The increase was comprised of net volume increases of $228.0 million, net price increases of $48.0 million and a $2.2 million favorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $141.0 million, or 14.1%, to $1.144 billion for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to increased unit sales in both U.S. and international markets and, to a lesser extent, price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

ABRAXANE® net sales increased by $62.1 million, or 50.6%, to $184.8 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to increased unit volumes in both the U.S. and international markets. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in both the United States and European Union in the second half of 2013.

VIDAZA® net sales decreased by $55.7 million, or 27.3%, to $148.4 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to a $72.1 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a third party. The decrease in U.S. sales was partly offset by volume increases in international markets.

Azacitidine for injection is a generic version of VIDAZA® which was launched by Sandoz AG (Sandoz) in the fourth quarter of 2013. We supply Sandoz with the finished product and record sales upon shipment to them.

POMALYST®/IMNOVID® net sales increased by $107.1 million to $135.6 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, reflecting net sales of $88.7 million in the United States and $46.9 million in international markets. POMALYST®/IMNOVID® was approved by the FDA in February 2013 and by the European

Commission in August 2013 so the 2013 three-month period included a partial quarter of sales in the U.S. and sales from approved early access programs in Europe.

THALOMID® net sales increased by $0.6 million, or 1.0%, to $58.0 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily resulting from U.S. price increases which were nearly offset by lower unit volumes in the U.S. and international markets.

ISTODAX® net sales increased by $3.2 million, or 24.8%, to $16.1 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to an increase in unit volume.

OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and is under review for psoriasis in the United States and for psoriasis and psoriatic arthritis in the European Union. Launch activities for OTEZLA® commenced in March 2014 and we will begin recognizing revenue related to OTEZLA® during the second quarter of 2014.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources decreased by $5.2 million to $1.9 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 primarily due to a $5.0 million milestone payment received in 2013 related to the approval of additional indications for ABRAXANE® in Japan. No milestone payments were received in 2014.

Royalty Revenue:  Royalty revenue decreased by $7.6 million to $20.6 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 due to decreased royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

Gross to Net Sales Accruals:  We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, chargebacks and distributor service fees.

REVLIMID®, POMALYST® and THALOMID® are distributed in the United States primarily through contracted pharmacies under the REVLIMID® Risk Evaluation and Mitigation Strategy (REMS), POMALYST REMSTM and THALOMID REMSTM programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®, POMALYST® and THALOMID®. Internationally, REVLIMID®, THALOMID®/Thalidomide CelgeneTM and IMNOVID® are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ABRAXANE®, ISTODAX® and OTEZLA® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide CelgeneTM.

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. As noted above, REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide CelgeneTM are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity.

Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in

March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2013. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013 and a change in estimate of the ultimate obligation during the fourth quarter of 2013. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

See Critical Accounting Estimates and Significant Accounting Policies in our 2013 Annual Report on Form 10-K for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2014 and 2013 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(1.8)	—	(4.1)	(4.5)	(10.4)
Allowances for sales during 2014	1.8	19.1	76.9	82.4	180.2
Credits/deductions issued for prior year sales	(2.3)	(6.1)	(47.5)	(32.5)	(88.4)
Credits/deductions issued for sales during 2014	(1.0)	(12.6)	(8.4)	(45.9)	(67.9)
Balance at March 31, 2014	$12.2	$12.5	$151.0	$82.7	$258.4

Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	0.6	—	(6.4)	0.2	(5.6)
Allowances for sales during 2013	2.8	19.4	66.8	55.7	144.7
Credits/deductions issued for prior year sales	(0.9)	(5.2)	(16.6)	(35.9)	(58.6)
Credits/deductions issued for sales during 2013	(0.8)	(11.3)	(11.8)	(22.5)	(46.4)
Balance at March 31, 2013	$15.0	$14.1	$157.8	$58.7	$245.6

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2014 and 2013 follows:

Returns and allowances provisions decreased by $3.4 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, due to a $7.9 million sales returns reserve for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies recorded during the first quarter of 2013. This was partially offset by a $5.7 million reduction in the returns allowance recorded in the first quarter of 2013 related to VIDAZA® inventory levels held by certain distributors, which decreased during the three months ended March 31, 2013. In addition, a $1.1 million decrease in the returns allowance related to VIDAZA® inventory held by distributors was recorded in the first quarter 2014 due to reductions in inventory levels resulting from competition from generic versions of VIDAZA® .

Discounts provisions decreased by $0.3 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to a $3.3 million decrease from the refinement of new product discount programs introduced into certain international markets during the first quarter of 2013, partially offset by a $2.4 million increase in cash discounts relating to increased sales volume in the United States.

Government rebates provisions increased by $12.4 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily attributable to increased expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $22.0 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013. Chargebacks and distributor service fees increased by approximately $17.7 million and $4.3 million, respectively, primarily due to higher sales volumes and changes in the structure of ABRAXANE® sales contracts resulting in a greater portion of sales qualifying for chargeback rebates. Rebates specifically related to the TRICARE program increased by $1.1 million driven by higher volume and increased rebate rates.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended March 31, 2014 and 2013 were as follows (dollar amounts in millions):

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2014	2013	(Decrease)
Cost of goods sold (excluding amortization of acquired intangible assets)	$86.1	$80.5	$5.6	7.0%
Percent of net product sales	5.0%	5.6%
Research and development	$713.7	$452.4	$261.3	57.8%
Percent of total revenue	41.3%	30.9%
Selling, general and administrative	$494.1	$369.0	$125.1	33.9%
Percent of total revenue	28.6%	25.2%
Amortization of acquired intangible assets	$65.7	$65.7	$—	—%
Acquisition related charges, net	$8.6	$33.2	$(24.6)	(74.1)%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $5.6 million to $86.1 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013. The increase was primarily due to the higher level of ABRAXANE® sales, partly offset by the elimination of royalty payments on sales of REVLIMID® which resulted from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013. See Note 15 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our royalty agreement with CMCC. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.0% for the three-month period ended March 31, 2014 compared to 5.6% for the three-month period ended March 31, 2013, primarily due to the increase in lower cost REVLIMID® sales and the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above.

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

Research and development expenses increased by $261.3 million to $713.7 million for the three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2013. The increase was primarily due to a $203.3 million increase in expenses related to research and development collaboration arrangements and, to a lesser extent, an increase in research activity and clinical study related costs.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended March 31,		Increase
	2014	2013
Human pharmaceutical clinical programs	$191.3	$176.5	$14.8
Other pharmaceutical programs	139.6	119.1	20.5
Drug discovery and development	67.4	45.1	22.3
Cellular therapy	6.4	6.0	0.4
Collaboration arrangements	309.0	105.7	203.3
Total	$713.7	$452.4	$261.3

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended March 31, 2014, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Product	Disease Indication
REVLIMID®	Relapsed/Refractory Follicular Lymphoma or Marginal Zone Lymphoma
ABRAXANE®	Adjuvant Pancreatic Cancer

Regulatory approval requests in major markets

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
REVLIMID®	NDMM	E.U.	EC	Q1 2014 (Submitted)
REVLIMID®	NDMM	U.S.	FDA	Q2 2014 (Submitted)

Regulatory agency actions

Product	Disease Indication	Major Market	Regulatory Agency	Action
OTEZLA®	Psoriatic Arthritis	U.S.	FDA	Approval

Selling, General and Administrative:  Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, costs related to the launch of new products or those approved for new indications, outside legal and professional services, donations to independent non-profit patient assistance organizations and facilities costs.

Selling, general and administrative expenses increased by $125.1 million to $494.1 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 partly due to a $40.6 million increase in donations to independent non-profit patient assistance organizations in the United States, $25.0 million of expense related to the settlement of a contingent obligation to make matching contributions to The Chan Soon-Shiong Institute for Advanced Health, and an increase in marketing activities primarily related to POMALYST®/IMNOVID®, ABRAXANE® and OTEZLA®.

Amortization of Acquired Intangible Assets:  Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended March 31, 2014 and 2013 (in millions):

	Three-Month Periods Ended March 31,
Acquisitions	2014	2013
Abraxis	$40.0	$40.0
Avila	11.8	11.8
Gloucester	12.9	12.9
Pharmion	1.0	1.0
Total amortization	$65.7	$65.7

Amortization of acquired intangible assets was $65.7 million for both three-month periods ended March 31, 2014 and 2013.

Acquisition Related Charges, net:  Acquisition related charges, net were $8.6 million and $33.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. The $24.6 million decrease in the current year was primarily due to a change in the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis.

Interest and Investment Income, Net:  Interest and investment income, net increased by $1.6 million to $6.4 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 primarily due to higher investment balances compared to the prior year quarter.

Interest (Expense):  Interest (expense) increased by $11.4 million to $29.3 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013 primarily due to interest and fees associated with the issuance of $1.500 billion in senior notes in August 2013.

Other Income (Expense), Net:  Other income (expense), net was a net expense of $6.6 million for the three-month period ended March 31, 2014 and a net expense of $2.3 million for the three-month period ended March 31, 2013. The $4.3 million increase in expense was primarily due to the impact of foreign exchange gains and losses, which were a gain of $5.0 million in the three-month period in 2013 and a loss of $3.2 million in the three-month period ended March 31, 2014. Forward point amortization on foreign exchange forward contracts also contributed to the increased expense in the three-month period ended March 31, 2014, as we realized a gain of $1.5 million on forward point amortization in the three-month period in 2013 and a loss of $3.2 million in the three-month period ended March 31, 2014. These net increases in expense were partly offset by a $9.3 million impairment charge related to an investment recorded in the three-month period ended March 31, 2013.

Income Tax Provision:  The income tax provision decreased by $10.9 million to $52.6 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily as a result of a decrease in income before taxes, partially offset by an increase in the effective tax rate. The estimated full year 2014 underlying effective tax rate of 16.5% reflects the impact of our global business footprint. The increase in the estimated underlying effective tax rate from the first quarter of 2013 reflects a projected decrease in tax benefits from certain collaboration and acquisition-related items, as well as an increase in tax expense associated with the launch of new products. The effective tax rate for the first quarter of 2014 was reduced by 0.7 percentage points as a result of a net decrease in unrecognized tax benefits primarily related to ongoing examinations of tax positions taken in prior years. The income tax provision for the three-month period ended March 31, 2013 included an estimated full year underlying effective tax rate of 14.4% (which subsequently decreased to 12.2% when the actual 2013 full year results were achieved). The effective tax rate for the first quarter of 2013 was reduced by 0.2 percentage points as a result of a discrete item related to the retroactive reinstatement of the 2012 U.S. research and development tax credit.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	March 31, 2014	December 31, 2013	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$2,396.6	$3,234.4	$(837.8)
Marketable securities available for sale	2,713.5	2,452.6	260.9
Total financial assets	$5,110.1	$5,687.0	$(576.9)
Debt:
Short-term borrowings	$869.8	$544.8	$325.0
Long-term debt, net of discount	4,224.3	4,196.5	27.8
Total debt	$5,094.1	$4,741.3	$352.8

Working capital (1)	$4,522.0	$5,607.4	$(1,085.4)

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2014, we held approximately $4.574 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $4.574 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of March 31, 2014 and December 31, 2013 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program:  During the period of April 2009 through March 2014, our Board of Directors had authorized an aggregate of $9.500 billion for stock repurchases. During the three-month period ended March 31, 2014 we used $1.661 billion for repurchases of our common stock. In April 2014, our Board of Directors approved an increase of $4.000 billion to our authorized share repurchase program, bringing the total amount authorized during the period of April 2009 through April 2014 up to an aggregate of $13.500 billion of our common stock. See Part II Item 2 of this report for more information concerning our share repurchase program.

Forward Starting Interest Rate Swaps: During the three months ended March 31, 2014, we entered into forward starting swaps that were designated as cash flow hedges, with an aggregate notional value of $500.0 million, and effective dates in November 2014, with $100.0 million maturing in five years and $400.0 million maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt. In April 2014 we accelerated our planned debt issuance date to May 2014, which will result in hedge ineffectiveness in the forward starting swaps due to the effective date of the swaps being in November 2014. The hedge ineffectiveness will be recognized on the Consolidated Statements of Income as other income (expense), net.

The following table summarizes the notional amounts of our outstanding forward starting swap contracts at March 31, 2014 and December 31, 2013:

	Notional Amount
	March 31, 2014	December 31, 2013
Forward starting swap contracts entered into as cash flow hedges:
Maturing in five years	$200.0	$100.0
Maturing in ten years	600.0	200.0
Total	$800.0	$300.0

Commitment To Make Equity Investment: On April 2, 2014, Celgene agreed to purchase 1.1 million shares of Acceleron common stock for $47.1 million. The closing of this transaction is subject to customary closing conditions including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government agency and Supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $837.8 million decrease in cash, cash equivalents and marketable securities available for sale at March 31, 2014 compared to December 31, 2013 was primarily due to $1.569 billion paid under our share repurchase program, partly offset by $557.1 million cash generated from operations and $59.2 million cash provided by share-based compensation exercises.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net. For more information related to the fair value and valuation of our marketable securities, see Note 5 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Accounts Receivable, Net:  Accounts receivable, net increased by $11.1 million to $1.073 billion at March 31, 2014 compared to December 31, 2013 primarily due to an increased level of sales. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $272.3 million at March 31, 2014 compared to $348.4 million at December 31, 2013. Approximately $48.6 million of the $272.3 million receivable balance at March 31, 2014 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.

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

Inventory:  Inventory balances increased by $7.4 million to $347.8 million at March 31, 2014 compared to December 31, 2013. The increase was primarily due to an increase in ABRAXANE® inventory in anticipation of an increase in future sales levels.

Other Current Assets:  Other current assets decreased by $50.3 million to $386.1 million at March 31, 2014 compared to December 31, 2013 primarily due to a $25.6 million decrease in the fair value of foreign currency forward contracts, $13.2 million decrease in royalty receivables and net decreases in other receivables and prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program (the Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.500 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of March 31, 2014, $869.8 million of Commercial Paper was outstanding compared to $544.8 million as of December 31, 2013, bearing an effective interest rate of 0.3%.

Senior Unsecured Credit Facility:  In September 2011, we entered into a senior unsecured revolving credit facility (Credit Facility) providing for revolving credit. The Credit Facility has currently been established at an aggregate maximum amount of $1.500 billion with an expiration date of April 18, 2018. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.750 billion.

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of March 31, 2014 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all debt covenants as of March 31, 2014.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $150.7 million to $1.508 billion at March 31, 2014 compared to December 31, 2013. The increase was primarily due to a $200.0 million net increase in amounts due related to collaboration agreements and a $92.7 million increase in accrued amounts related to our common share repurchase program due to the timing of transaction settlements, partly offset by a $139.5 million decrease in compensation-related accruals.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $11.2 million to $262.2 million at March 31, 2014 compared to December 31, 2013, primarily from the current provision for income taxes of $132.9 million and net deferred inter-company credits of $4.5 million, offset by income tax payments of $96.6 million and a tax benefit of stock options of $29.7 million.

Analysis of Cash Flows
Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2014 and 2013 were as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$557.1	$367.3	$189.8
Net cash used in investing activities	$(220.1)	$(251.5)	$31.4
Net cash used in financing activities	$(1,168.5)	$(687.4)	$(481.1)

Operating Activities:  Net cash provided by operating activities increased by $189.8 million to $557.1 million for the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net product sales.

Investing Activities: Net cash used in investing activities for the three-month period ended March 31, 2014 decreased to a net usage of $220.1 million compared to a net usage of $251.5 million for the three-month period ended March 31, 2013. The decrease in net cash used in investing activities was principally related to $178.4 million used for net purchases of marketable securities available for sale during the three-month period ended March 31, 2014 compared to net purchases of $219.5 million in the three-month period ended March 31, 2013.

Financing Activities:  Net cash used in financing activities amounted to $1.169 billion for the three-month period ended March 31, 2014, which was an increase in cash used of $481.1 million compared to the three-month period ended March 31, 2013. The $481.1 million increase in net cash used in financing activities in the three-month period ended March 31, 2014 was primarily attributable to a $524.8 million increase in cash used for repurchases of our common stock and a $207.2 million decrease in net proceeds from the exercise of common stock options, partially offset by an increase in net borrowings under our commercial paper program of $271.7 million.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2013 aside from those disclosed in Note 13 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report on Form 10-K. There have not been any material changes to such critical accounting estimates since December 31, 2013.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2014, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, and certain derivative contracts.

Marketable Securities Available for Sale:    At March 31, 2014, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS securities, non-U.S.

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

As of March 31, 2014, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Principal amount	$466.8	$1,421.4	$200.1	$44.0	$2,132.3
Fair value	$468.2	$1,440.2	$208.6	$45.1	$2,162.1
Weighted average interest rate	0.3%	0.8%	2.0%	2.3%	0.8%

Long-Term Debt: We have issued an aggregate $4.250 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of are summarized below as of March 31, 2014 (in millions):

	Principal Amount	Carrying Value
2.450% senior notes due 2015	$500.0	$511.9
1.900% senior notes due 2017	500.0	500.4
2.300% senior notes due 2018	400.0	400.0
3.950% senior notes due 2020	500.0	490.5
3.250% senior notes due 2022	1,000.0	974.6
4.000% senior notes due 2023	700.0	700.7
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.6
Total long-term debt	$4,250.0	$4,224.3

At March 31, 2014, the fair value of our senior notes outstanding was $4.356 billion.

Celgene Common Stock: As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to repurchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would repurchase the shares covered by the option at the strike price of the put option. While such a purchase would be at a price above the then fair market value of our shares, it would be at a price that we feel is favorable in the overall context of our share repurchase program. During the three-month period ended March 31, 2014, we sold a put option on $200.0 million notional amount of shares of our common stock which matured in March when the trading price of our stock was below the strike price of the put option. The financial impact of the option was a net gain of $2.4 million, which was recorded in other income (expense), net, and the repurchase of approximately 1.0 million shares of our common stock which was recorded as treasury stock at an average cost of $140.45 per share, reflecting the market value of the shares on the dates the option expired. At March 31, 2014, we had no outstanding put options. In April 2014, we sold a put option on $200.0 million notional amount of shares of our common stock with a strike price of $132.78 and maturing in June 2014 for a premium of $4.0 million.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2014 and December 31, 2013 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2014 and December 31, 2013 (in millions):

	Notional Amount
Foreign Currency	March 31, 2014	December 31, 2013
Australian Dollar	$41.7	$—
British Pound	307.8	279.4
Canadian Dollar	22.7	—
Euro	3,335.0	3,318.2
Japanese Yen	601.9	559.1
Total	$4,309.1	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2014 and December 31, 2013 were $817.7 million and $878.5 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2014 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $509.8 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

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

Forward Starting Interest Rate Swaps: During the three months ended March 31, 2014, we entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $500.0 million, and effective dates in November 2014, with $100.0 million maturing in five years and $400.0 million maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt. In April 2014 we accelerated our planned debt issuance date to May 2014, which will result in hedge ineffectiveness in the forward starting swaps due to the effective date of the swaps being in November 2014. The hedge ineffectiveness will be recognized on the Consolidated Statements of Income as other income (expense), net.

The following table summarizes the notional amounts of our outstanding forward starting swap contracts at March 31, 2014 and December 31, 2013 (in millions):

	Notional Amount
	March 31, 2014	December 31, 2013
Forward starting swap contracts entered into as cash flow hedges:
Maturing in five years	$200.0	$100.0
Maturing in ten years	600.0	200.0
Total	$800.0	$300.0

A sensitivity analysis to measure potential changes in the market value of our forward forward starting swaps from a change in interest rates indicated that a one percentage point change in interest rates at March 31, 2014 would have changed fair value of the forward starting swaps by approximately $64.7 million.

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap is recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense. We may terminate the hedging relationship of certain swap contracts by settling the contracts or by entering into offsetting contracts. At the time a hedging relationship is terminated, accumulated gains or losses associated with the swap contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged notes.

We have entered into swap contracts that were designated as hedges of our fixed rate notes due in 2015, 2017, 2018, 2020, 2022 and 2023 and also terminated the hedging relationship by settling certain of those swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $7.0 million and $2.8 million in 2014 and 2013, respectively, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 10 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at March 31, 2014 and December 31, 2013 (in millions):

	Notional Amount
	March 31, 2014	December 31, 2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$200.0	$300.0
1.900% senior notes due 2017	200.0	300.0
2.300% senior notes due 2018	200.0	200.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	850.0	850.0
4.000% senior notes due 2023	100.0	150.0
Total	$2,050.0	$2,300.0

A sensitivity analysis to measure potential changes in the market value of our fixed-rate senior notes and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at March 31, 2014 would have reduced the aggregate fair value of our net payable by $172.0 million. A one percentage point decrease at March 31, 2014 would have increased the aggregate fair value of our net payable by $200.4 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 15 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

We are dependent on the continued commercial success of our primary products, REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE®, POMALYST®/IMNOVID® and OTEZLA®.

Currently, our business is largely dependent on the commercial success of REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE®, POMALYST®/IMNOVID® and OTEZLA®. The success of these products depends on acceptance by regulators, key opinion leaders, physicians, and patients as effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

If unexpected adverse events are reported in connection with the use of any of these products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected. We are required to report to the U.S. Food and Drug Administration (FDA) or similar bodies in other countries events associated with our products relating to death or serious injury. Adverse events could result in additional regulatory controls, such as a requirement for costly post-approval clinical studies or revisions to our approved labeling which could limit the indications or patient population for a product or could even lead to the withdrawal of a product from the market. THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities. REVLIMID® and POMALYST®/IMNOVID® are also considered toxic to the human fetus and their respective labels contain warnings against use which could result in embryo-fetal exposure. While we have restricted distribution systems for THALOMID®, REVLIMID®, and POMALYST®/IMNOVID®, and endeavor to educate patients regarding the potential known adverse events, including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not occur.

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
The FDA’s Center for Biologics Evaluation and Research currently regulates human tissue or cells intended for transplantation, implantation, infusion or transfer to a human, requiring, among other things, cell and tissue establishments to screen and test donors, prepare and follow written procedures for the prevention of the spread of communicable disease and register with FDA. Through our Celgene Cellular Therapeutics (CCT) subsidiary, we are licensed in certain states to operate our allogeneic and private stem cell banking businesses. If we are unable to maintain those licenses or are unable to obtain licenses in other states that may adopt similar licensing requirements, those businesses could be adversely affected.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties, a court or patent authority ruling on such challenge will determine that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents, see “Legal Proceedings” contained elsewhere in this report.

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

Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of one of our products, we can quickly lose a significant portion of our sales of that product. In addition, if generic versions of our competitors’ branded products lose their market exclusivity, our patented products may face increased competition or pricing pressure.

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

Sales of our products are dependent, in large part, on third-party payers. As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. For information about amounts receivable from the government-owned or -controlled hospitals in Spain, Italy and Portugal, see our discussion of accounts receivable from those countries in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

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

We may become subject to litigation or governmental investigations in the United States and foreign jurisdictions that may arise from the conduct of our business. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and we have been subject to claims and other actions related to our business activities. For more information relating to governmental investigations and other legal proceedings, see Note 15 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

We have contracted with distributors to distribute REVLIMID®, THALOMID®, VIDAZA®, ABRAXANE®, POMALYST®/IMNOVID®, ISTODAX® and OTEZLA®. If our distributors fail to perform and we cannot secure a replacement distributor within a reasonable period of time, our revenue could be adversely affected.

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

We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that violate the laws or regulations of the jurisdictions in which we operate, including employment, anti-corruption, environmental, competition and privacy laws. Such improper actions, particularly with respect to foreign healthcare professionals and government officials, could subject us to civil or criminal investigations, monetary and injunctive penalties, adversely impact our ability to conduct business in certain markets, negatively affect our results of operations and damage our reputation.

We are subject to a variety of risks related to the conduct and expansion of our business internationally, particularly in emerging markets.

As our operations expand globally, we are subject to risks associated with conducting business in foreign markets, particularly in emerging markets. Those risks include:

•	increased management, travel, infrastructure and legal compliance costs;

•	longer payment and reimbursement cycles;

•	difficulties in enforcing contracts and collecting accounts receivable;

•	local marketing and promotional challenges;

•	lack of consistency, and unexpected changes, in foreign regulatory requirements and practices;

•	increased risk of governmental and regulatory scrutiny and investigations;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	operating in locations with a higher incidence of corruption and fraudulent business practices;

•	difficulties in staffing and managing foreign sales and development operations;

•	import and export requirements, tariffs, taxes and other trade barriers;

•	weaker protection of intellectual property rights;

•	possible enactment of laws regarding the management of and access to data and public networks;

•	possible future limitations on foreign-owned businesses;

•	increased financial accounting and reporting burdens and complexities; and

•	other factors beyond our control, including political, social and economic instability, popular uprisings, war, terrorist attacks and security concerns in general.
As we continue to expand our business into multiple international markets, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and reduce our sales, adversely affecting our business, results of operations, financial condition and growth prospects.

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

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk. We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings and reduce exposures to foreign currency fluctuations of certain balance sheet items denominated in foreign currencies. The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations. See Note 6 of Notes to Unaudited Consolidated Financial Statements and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained elsewhere in this report.

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

Third parties might illegally distribute and sell counterfeit or unfit versions of our products, which do not meet our rigorous manufacturing and testing standards. A patient who receives a counterfeit or unfit drug may be at risk for a number of dangerous health consequences. Our reputation and business could suffer harm as a result of counterfeit or unfit drugs sold under our brand name. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation and our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

During the period of April 2009 through March 2014, our Board of Directors has approved repurchases of up to an aggregate of $9.500 billion of our common stock. In April 2014, our Board of Directors approved an increase of $4.000 billion to our authorized share repurchase program, bringing the total amount authorized during the period of April 2009 through April 2014 up to an aggregate of $13.500 billion of our common stock. Approved amounts exclude share repurchase transaction fees.

The following table presents the total number of shares purchased during the three-month period ended March 31, 2014, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	2,371,919	$162.65	2,371,919	$1,682,157,161
February 1 - February 28	3,406,612	$156.47	3,406,612	$1,149,124,251
March 1 - March 31	4,959,748	$148.68	4,959,748	$406,769,922
Total	10,738,279	$154.70	10,738,279

During the three-month period ended March 31, 2014, we have repurchased 10.7 million shares of common stock under the program from all sources at a total cost of $1.661 billion. As of March 31, 2014, we had a remaining open-ended repurchase authorization of $0.407 billion, which was increased by the Board of Directors in April 2014 to $4.407 billion.

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

101
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE:	April 29, 2014	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)