Form 10-Q
period 2014-06-30
CELGENE CORP /DE/
filed 2014-07-29
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

At July 22, 2014, 799,510,100 shares of Common Stock, par value $.01 per share, were outstanding, reflecting the two-for-one Common Stock split effected in June 2014.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Revenue:
Net product sales	$1,844.6	$1,564.1	$3,552.1	$2,993.4
Collaborative agreements and other revenue	2.7	3.1	4.6	10.2
Royalty revenue	25.4	31.8	46.0	60.0
Total revenue	1,872.7	1,599.0	3,602.7	3,063.6
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	98.9	80.9	185.0	161.4
Research and development	456.9	458.1	1,170.6	910.5
Selling, general and administrative	491.8	418.1	985.9	787.1
Amortization of acquired intangible assets	65.3	65.7	131.0	131.4
Acquisition related charges, net	0.9	12.5	9.5	45.7
Total costs and expenses	1,113.8	1,035.3	2,482.0	2,036.1
Operating income	758.9	563.7	1,120.7	1,027.5
Other income and (expense):
Interest and investment income, net	7.3	4.5	13.7	9.3
Interest (expense)	(41.6)	(19.6)	(70.9)	(37.5)
Other income (expense), net	(17.8)	9.2	(24.4)	6.9
Income before income taxes	706.8	557.8	1,039.1	1,006.2
Income tax provision	109.0	79.7	161.6	143.2
Net income	$597.8	$478.1	$877.5	$863.0
Net income per common share (Note1):
Basic	$0.75	$0.58	$1.09	$1.04
Diluted	$0.72	$0.56	$1.05	$1.00
Weighted average shares (Note 1):
Basic	799.6	828.2	805.5	832.0
Diluted	831.0	858.5	838.0	861.9

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net income	$597.8	$478.1	$877.5	$863.0
Other comprehensive income (loss):
Foreign currency translation adjustments	1.1	10.0	4.1	4.1
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of ($8.9) and $0 for the three-months ended June 30, 2014, and 2013, respectively, and ($12.6) and $0.2 for the six-months ended June 30, 2014, and 2013, respectively.	(12.8)	11.5	(27.7)	86.4
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0.4 and $2.8 for the three-months ended June 30, 2014 and 2013, respectively, and $0.7 and $6.2 for the six-months ended June 30, 2014 and 2013, respectively.	2.6	(4.0)	4.2	(0.2)
Net unrealized gains (losses) on marketable securities available for sale:		—
Unrealized holding gains (losses), net of tax expense (benefit) of $16.1 and $19.9 for the three-months ended June 30, 2014 and 2013, respectively, and $45.1 and $19.9 for the six-months ended June 30, 2014 and 2013, respectively.	31.9	34.9	87.2	33.0
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0.6 and $1.0 for the three-months ended June 30, 2014 and 2013, respectively, and $1.1 and $1.0 for the six-months ended June 30, 2014 and 2013.	1.0	1.4	1.9	2.2
Total other comprehensive income (loss)	23.8	53.8	69.7	125.5
Comprehensive income	$621.6	$531.9	$947.2	$988.5

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,219.5	$3,234.4
Marketable securities available for sale	2,993.5	2,452.6
Accounts receivable, net of allowances of $37.1 and $40.0 at June 30, 2014 and December 31, 2013, respectively	1,124.4	1,061.4
Inventory	360.0	340.4
Deferred income taxes	27.0	25.3
Other current assets	382.6	436.4
Total current assets	8,107.0	7,550.5
Property, plant and equipment, net	605.1	593.4
Intangible assets, net	4,325.8	2,839.7
Goodwill	2,191.2	2,041.2
Other assets	372.8	353.4
Total assets	$15,601.9	$13,378.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$192.3	$544.8
Accounts payable	184.5	156.2
Accrued expenses	848.8	1,001.1
Income taxes payable	15.6	16.0
Current portion of deferred revenue	33.5	27.7
Other current liabilities	216.9	199.7
Total current liabilities	1,491.6	1,945.5
Deferred revenue, net of current portion	27.7	23.7
Income taxes payable	259.2	235.0
Deferred income taxes	659.5	804.9
Other non-current liabilities	1,569.3	582.7
Long-term debt, net of discount	6,743.3	4,196.5
Total liabilities	10,750.6	7,788.3
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 915.1 million and 906.5 million shares at June 30, 2014 and December 31, 2013, respectively (Note 1)	9.2	9.1
Common stock in treasury, at cost; 115.9 million and 101.5 million shares at June 30, 2014 and December 31, 2013, respectively (Note 1)	(9,837.1)	(7,662.1)
Additional paid-in capital (Note 1)	9,165.5	8,676.4
Retained earnings	5,350.0	4,472.5
Accumulated other comprehensive income	163.7	94.0
Total stockholders’ equity	4,851.3	5,589.9
Total liabilities and stockholders’ equity	$15,601.9	$13,378.2

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$877.5	$863.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52.1	47.4
Amortization	136.4	135.8
Deferred income taxes	(181.1)	(94.9)
Impairment charges	2.0	18.8
Change in value of contingent consideration	9.5	45.7
Share-based compensation expense	207.8	135.4
Share-based employee benefit plan expense	17.6	14.0
Reclassification adjustment for cash flow hedges included in net income	4.9	6.0
Unrealized change in value of derivative instruments	(16.5)	(21.0)
Other, net	(1.2)	6.9
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(61.8)	(74.8)
Inventory	(19.1)	(45.2)
Other operating assets	36.7	(53.7)
Accounts payable and other operating liabilities	(20.1)	97.5
Income tax payable	24.8	10.7
Payment of contingent consideration	(5.0)	—
Deferred revenue	8.3	12.5
Net cash provided by operating activities	1,072.8	1,104.1
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,144.0	1,329.1
Purchases of marketable securities available for sale	(1,556.3)	(1,773.4)
Payments for acquisition of business	(710.0)	—
Purchases of intellectual property and other assets	(2.0)	(9.4)
Capital expenditures	(61.4)	(61.3)
Purchases of investment securities	(22.5)	(10.4)
Other investing activities	2.3	(1.5)
Net cash used in investing activities	(1,205.9)	(526.9)
Cash flows from financing activities:
Payment for treasury shares	(2,182.2)	(1,877.9)
Proceeds from short-term borrowing	2,235.4	3,211.0
Principal repayments on short-term borrowing	(2,588.0)	(2,633.8)
Proceeds from issuance of long-term debt	2,470.6	—
Proceeds from sale of common equity put options	5.2	—
Payment of contingent consideration	(15.0)	—
Net proceeds from share-based compensation arrangements	94.0	320.5
Excess tax benefit from share-based compensation arrangements	90.0	81.2
Net cash provided by (used in) financing activities	110.0	(899.0)
Effect of currency rate changes on cash and cash equivalents	8.2	(26.3)
Net decrease in cash and cash equivalents	(14.9)	(348.1)
Cash and cash equivalents at beginning of period	3,234.4	2,090.4
Cash and cash equivalents at end of period	$3,219.5	$1,742.3

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2014	2013
Supplemental schedule of non-cash investing and financing activity:
Fair value of contingent consideration issued in business combinations	$1,060.0	$—
Change in net unrealized (gain) loss on marketable securities available for sale	$(132.3)	$(52.9)
Investment in NantBioScience, Inc. preferred equity	$90.0	$—
Supplemental disclosure of cash flow information:
Interest paid	$75.9	$45.8
Income taxes paid	$193.4	$154.8

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In all accompanying tables, amounts of dollars expressed in millions, except per share amounts, unless otherwise indicated)

1. Nature of Business and Basis of Presentation

Celgene Corporation, together with its subsidiaries (collectively “we,” “our,” “us,” “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development designed to bring new therapies to market and are involved in research in several scientific areas designed to deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, ABRAXANE®, VIDAZA®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), azacitidine for injection (generic version of VIDAZA®), ISTODAX® and OTEZLA®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of products and services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing agreements.

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

In June 2014, our stockholders voted to approve an amendment to our Certificate of Incorporation that increased the number of shares of common stock that we are authorized to issue and effected a two-for-one stock split of outstanding shares (Stock Split). As a result, our total number of authorized shares of common stock increased from 575.0 million to 1.150 billion on June 18, 2014. Stockholders of record received one additional share of common stock for each share of common stock owned. All impacted share numbers and per share amounts presented in the accompanying consolidated financial statements and the accompanying notes to the financial statements have been restated to reflect the impact of the Stock Split. Common stock held in treasury was not adjusted for the Stock Split.

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

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Acquisition

Nogra Pharma Limited (Nogra): On April 23, 2014, we entered into a license agreement with Nogra, pursuant to which Nogra granted us an exclusive, royalty-bearing license in its intellectual property relating to GED-0301, an antisense oligonucleotide targeting Smad7, to develop and commercialize products containing GED-0301 for the treatment of Crohn’s disease and other indications. A phase II trial of GED-0301 in patients with active Crohn's disease has been completed and we plan to initiate a phase III trial before year-end 2014.
Under the terms of the agreement, which became effective on May 14, 2014 after receipt of certain governmental clearances and approvals, we made an upfront payment of $710.0 million and may make additional contingent developmental, regulatory and sales milestone payments as well as payments based on percentages of annual sales of licensed products. The maximum aggregate amount payable for development and regulatory milestones is approximately $815.0 million, which covers such milestones relating to Crohn’s disease and other indications. Starting from global annual net sales of $500.0 million, aggregate tiered sales milestone payments could total a maximum of $1.050 billion if global annual net sales reach $4.000 billion.
The development and application of the intellectual property covered under the license agreement will be managed by joint committees composed of members from each of Nogra and us. We have the tie-breaking vote on the joint steering committee and as such have ultimate decision-making authority for development, regulatory and commercialization decisions. The agreement also includes provisions for access to employees of Nogra, technical assistance, transfer of manufacturing agreements and transfer of Nogra know-how related to GED-0301. Based on the foregoing factors, for accounting purposes, we have concluded that the acquired assets meet the definition of a business and have accounted for the GED-0301 license as in-process research and development (IPR&D) acquired in a business combination. The acquisition method of accounting requires that (a) the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and (b) the fair value of IPR&D be classified as an indefinite-lived asset until the successful completion or abandonment of the associated research and development efforts. Pro-forma results of operations for this acquisition have not been presented because this acquisition is not material to our consolidated results of operations.
A preliminary purchase price allocation has been made and the recorded amounts are subject to change. Finalization of valuation efforts could result in changes in the amounts recorded for the fair value of contingent consideration, goodwill, IPR&D, and associated deferred tax assets and liabilities.

The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year from the acquisition date. Adjustments, if any, could require retrospective application if they materially impact our financial statements.
The fair value of consideration transferred to acquire the license amounted to:

Fair Value at the Acquisition Date
Cash	$710.0
Contingent consideration	1,060.0
Total fair value of consideration transferred	$1,770.0

Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the acquisition date, with $5.0 million classified as current liabilities and $1.055 billion classified as non-current liabilities. We estimated the fair value of potential contingent consideration using a probability-weighted income approach, which reflects the probability and timing of future potential payments. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a level three liability within the fair value hierarchy. The resulting probability weighted cash flows were discounted using a discount rate based on a market participant assumption.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired at the acquisition date based on their respective fair values:

Fair Value at the Acquisition Date
In-process research and development product rights	$1,620.0
Current deferred tax asset	1.3
Non-current deferred tax liability	(1.3)
Total identifiable net assets	1,620.0
Goodwill	150.0
Total net assets acquired	$1,770.0

The fair value of the acquired IPR&D asset was based on the present value of expected net cash flows from the GED-0301 product candidate. Net cash flows were determined by estimating future sales, net of the costs to complete development of GED-0301 into a commercially viable product. Estimated net cash flows were adjusted to reflect the probability of successfully developing a new drug from a product candidate that has completed a phase II trial. Additionally, the projections considered the relevant market sizes and growth factors and the nature and expected timing of a new product introduction. The resulting net cash flows from such potential products include our estimates of cost of sales, operating expenses, and income taxes. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections described above. Acquired IPR&D assets are accounted for as an indefinite-lived intangible asset until regulatory approval in a major market or discontinuation.
The excess of purchase price over the fair value amounts assigned to the assets acquired represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to intangible assets that do not qualify for separate recognition. We expect this goodwill to be deductible for tax purposes.
The license agreement may be terminated (i) at our discretion upon 180 days’ written notice to Nogra, provided that such termination will not become effective before May 14, 2017, and (ii) by either party upon material breach of the other party, subject to cure periods. Upon the expiration of our royalty payment obligations under the license agreement, on a country-by-country and licensed product-by-licensed product basis, the license granted under the license agreement will become fully paid-up, irrevocable, perpetual, and non-terminable with respect to such licensed product in such country.

4. Earnings Per Share (Note 1)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2014	2013	2014	2013
Net income	$597.8	$478.1	$877.5	$863.0
Weighted-average shares:
Basic	799.6	828.2	805.5	832.0
Effect of dilutive securities:
Options, restricted stock units and other incentives	31.4	30.3	32.5	29.9
Diluted	831.0	858.5	838.0	861.9
Net income per share:
Basic	$0.75	$0.58	$1.09	$1.04
Diluted	$0.72	$0.56	$1.05	$1.00

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 13.5 million and 7.5 million shares for the three-month periods ended June 30, 2014 and 2013, respectively. The total number of potential shares of common stock excluded was 14.2 million and 8.2 million shares for the six-month periods ended June 30, 2014 and 2013, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program: In April 2014, our Board of Directors approved an increase of $4.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $13.500 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to repurchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would repurchase the shares covered by the option at the strike price of the put option. During the three-month period ended June 30, 2014, we sold a put option on $200.0 million notional amount of shares of our common stock, which expired unexercised in June 2014, and recorded a gain from the premium of $4.0 million, which was recorded on the Consolidated Statements of Income in other income (expense), net. During the six-month period ended June 30, 2014, we recorded a net gain of $6.4 million from selling put options on our common stock. At June 30, 2014, we had no outstanding put options.  In July 2014, we sold a put option on $100.0 million notional amount of shares of our common stock with a strike price of $87.24 maturing in September 2014 for a premium of $2.2 million.

We have repurchased 3.2 million and 13.9 million shares of common stock under the share repurchase program from all sources at a total cost of $475.2 million and $2.137 billion during the three- and six-month periods ended June 30, 2014, respectively. As of June 30, 2014, we had a remaining share repurchase authorization of $3.932 billion.

5. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	—	87.2	(27.7)	4.1	63.6
Amounts reclassified from accumulated other comprehensive income	—	1.9	4.2	—	6.1
Net current-period other comprehensive income (loss)	—	89.1	(23.5)	4.1	69.7
Balance June 30, 2014	$(6.9)	$226.4	$(59.5)	$3.7	$163.7

Balance December 31, 2012	$(10.1)	$4.2	$(16.0)	$(27.8)	$(49.7)
Other comprehensive income (loss) before reclassifications	—	33.0	86.4	4.1	123.5
Amounts reclassified from accumulated other comprehensive income	—	2.2	(0.2)	—	2.0
Net current-period other comprehensive income (loss)	—	35.2	86.2	4.1	125.5
Balance June 30, 2013	$(10.1)	$39.4	$70.2	$(23.7)	$75.8

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30
		2014	2013	2014	2013
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$(2.0)	$2.1	$(3.0)	$(4.3)
Treasury rate lock agreements	Interest (expense)	(0.8)	(0.9)	(1.7)	(1.7)
Interest rate swap agreements	Interest (expense)	(0.2)	—	(0.2)	—
	Income tax benefit (expense)	0.4	2.8	0.7	6.2

Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(1.6)	(2.4)	(3.0)	(3.2)
	Income tax benefit (expense)	0.6	1.0	1.1	1.0
Total reclassification, net of tax		$(3.6)	$2.6	$(6.1)	$(2.0)

6. Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and the valuation techniques we utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any Level 3 assets. Our Level 1 liability relates to our publicly traded contingent value rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a description of the CVRs. Our Level 2 liabilities relate to foreign currency forward contracts and interest rate swap contracts, including forward starting interest rate swap contracts. Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester), contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila Therapeutics, Inc. (Avila) acquisition, and contingent consideration related to undeveloped product rights, regulatory and sales milestones as well as tiered royalties on sales of licensed products resulting from the acquisition of Nogra. The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $575.0 million, respectively, and $1.865 billion plus amounts based on sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at June 30, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,993.5	$647.1	$2,346.4	$—
Total assets	$2,993.5	$647.1	$2,346.4	$—
Liabilities:
Forward currency contracts	$(26.4)	$—	$(26.4)	$—
Contingent value rights	(112.5)	(112.5)	—	—
Interest rate swaps	(4.0)	—	(4.0)	—
Other acquisition related contingent consideration	(1,283.6)	—	—	(1,283.6)
Total liabilities	$(1,426.5)	$(112.5)	$(30.4)	$(1,283.6)

	Balance at December 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,452.6	$433.1	$2,019.5	$—
Cash equivalents	20.0	—	20.0	—
Total assets	$2,472.6	$433.1	$2,039.5	$—
Liabilities:
Forward currency contracts	$(9.2)	$—	$(9.2)	$—
Contingent value rights	(118.1)	(118.1)	—	—
Interest rate swaps	(49.6)	—	(49.6)	—
Other acquisition related contingent consideration	(228.5)	—	—	(228.5)
Total liabilities	$(405.4)	$(118.1)	$(58.8)	$(228.5)

There were no security transfers between Levels 1 and 2 during the six-month periods ended June 30, 2014 and 2013. The following table represents a roll-forward of the fair value of Level 3 instruments:

	Six-Month Periods Ended June 30,
	2014	2013
Liabilities:
Balance at beginning of period	$(228.5)	$(198.1)
Amounts acquired or issued	(1,060.0)	—
Net change in fair value	(15.1)	(6.8)
Settlements	20.0	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,283.6)	$(204.9)

Level 3 liabilities outstanding as of June 30, 2014 primarily consisted of contingent consideration related to the acquisitions of Avila and Nogra. The $1.055 billion net increase in the fair value of Level 3 liabilities in 2014 included $1.060 billion from the May 2014 acquisition of Nogra, offset slightly by a $20.0 million milestone payment related to our acquisition of Avila. As of June 30, 2013 this balance consisted of contingent consideration related to the acquisition of Avila.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2014 and December 31, 2013 had settlement dates within 37 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2014 and December 31, 2013:

	Notional Amount
Foreign Currency	June 30, 2014	December 31, 2013
Australian Dollar	$50.5	$—
British Pound	437.8	279.4
Canadian Dollar	122.0	—
Euro	3,870.6	3,318.2
Japanese Yen	618.8	559.1
Total	$5,099.7	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2014 and December 31, 2013 were $796.5 million and $878.5 million, respectively.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Forward Starting Interest Rate Swaps: In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated OCI was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. There were no forward starting swaps outstanding as of June 30, 2014.

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense. We may terminate the hedging relationship of certain swap contracts by settling the contracts or by entering into offsetting contracts. At the time a hedging relationship is terminated, accumulated gains or losses associated with the swap contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations.

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $12.4 million and $16.2 million during the six-month periods ended June 30, 2014 and 2013, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2014 and December 31, 2013:

	Notional Amount
	June 30, 2014	December 31, 2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	800.0	850.0
4.000% senior notes due 2023	—	150.0
Total	$2,100.0	$2,300.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$29.4	Other current assets	$16.7
	Other current liabilities	21.9	Other current liabilities	44.6
	Other non-current assets	18.7	Other non-current assets	12.5
	Other non-current liabilities	12.6	Other non-current liabilities	28.2

Interest rate swap agreements	Other current assets	17.3	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	22.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	3.4	Other current assets	—
	Other current liabilities	1.4	Other current liabilities	11.8

Interest rate swap agreements	Other current assets	0.1	Other current assets	0.1
	Other non-current assets	1.4	Other non-current assets	—
Total		$106.2		$136.6

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$63.6	Other current assets	$24.9
	Other current liabilities	41.5	Other current liabilities	84.7
	Other non-current assets	60.6	Other non-current assets	41.9
	Other non-current liabilities	4.3	Other non-current liabilities	25.6
Interest rate swap agreements	Other current assets	17.1	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	68.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	11.3	Other current assets	0.7
	Other current liabilities	6.0	Other current liabilities	18.7
Interest rate swap agreements	Other current assets	0.1	Other current assets	—
	Other non-current assets	1.5	Other non-current assets	—
Total		$206.0		$264.8

* Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2014 and 2013:

	Three-Month Period Ended June 30, 2014
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$1.0	Net product sales	$(2.0)	Other income, net	$0.7	(2)
Treasury rate lock agreements	$—	Interest expense	$(0.8)
Interest rate swap agreements	$(22.7)	Interest expense	$(0.2)	Other income, net	$(3.6)	(3)

(1) Net losses of $17.3 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net gains recognized in income represents $1.0 million in gains related to the ineffective portion of the hedging relationships and $0.3 million of losses related to amounts excluded from the assessment of hedge effectiveness.
(3) The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

	Three-Month Period Ended June 30, 2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$11.5	Net product sales	$2.1	Other income, net	$0.5	(1)
Treasury rate lock agreements	$—	Interest expense	$(0.9)

(1) The amount of net gains recognized in income represents $0.5 million of gains related to amounts excluded from the assessment of hedge effectiveness.

	Six-Month Period Ended June 30, 2014
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$(7.9)	Net product sales	$(3.0)	Other income, net	$(2.8)	(2)
Treasury rate lock agreements	$—	Interest expense	$(1.7)
Interest rate swap agreements	$(32.4)	Interest expense	$(0.2)	Other income, net	$(3.6)	(3)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) Net losses of $17.3 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net losses recognized in income represents $3.5 million of losses related to amounts excluded from the assessment of hedge effectiveness and $0.7 million in gains related to the ineffective portion of the hedging relationships.
(3) The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

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

(1) The amount of net gains recognized in income represents $2.0 million of gains related to amounts excluded from the assessment of hedge effectiveness and $1.9 million in gains related to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$10.4	$5.2	$20.9	$12.0

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended June 30, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2014	2013	2014	2013
Foreign exchange contracts	Other income (expense), net	$(7.7)	$30.6	$(11.1)	$69.2
Put options on our common stock	Other income (expense), net	$4.0	$—	$6.4	$—

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.314 billion and $1.697 billion at June 30, 2014 and December 31, 2013, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$948.8	$0.7	$(0.2)	$949.3
U.S. government-sponsored agency securities	175.0	0.2	(0.1)	175.1
U.S. government-sponsored agency MBS	590.5	0.8	(3.3)	588.0
Non-U.S. government, agency and Supranational securities	19.9	—	—	19.9
Corporate debt - global	418.3	1.6	(0.1)	419.8
Asset backed securities	194.2	0.1	—	194.3
Marketable equity securities	297.9	350.6	(1.4)	647.1
Total available-for-sale marketable securities	$2,644.6	$354.0	$(5.1)	$2,993.5

December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$795.2	$0.3	$(0.4)	$795.1
U.S. government-sponsored agency securities	208.9	0.2	(0.2)	208.9
U.S. government-sponsored agency MBS	450.8	0.1	(6.9)	444.0
Non-U.S. government, agency and Supranational securities	10.4	—	—	10.4
Corporate debt - global	379.2	1.1	(0.6)	379.7
Asset backed securities	181.6	—	(0.2)	181.4
Marketable equity securities	212.9	220.2	—	433.1
Total available-for-sale marketable securities	$2,239.0	$221.9	$(8.3)	$2,452.6

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded. The increase in net unrealized gains in marketable equity securities during the six-month period ended June 30, 2014 primarily reflects the increase in market value for certain equity investments subsequent to December 31, 2013.

Duration periods of available-for-sale debt securities at June 30, 2014 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$391.7	$391.5
Duration of one through three years	1,744.9	1,745.9
Duration of three through five years	210.1	209.0
Total	$2,346.7	$2,346.4

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Inventory

A summary of inventories by major category at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013
Raw materials	$173.9	$147.4
Work in process	111.0	99.6
Finished goods	75.1	93.4
Total	$360.0	$340.4

10. Intangible Assets and Goodwill

Intangible Assets:  Our finite lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis) and Avila acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Nogra, Gloucester and Avila acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 11.5 years.

The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

June 30, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,132.2)	$2,273.7
Technology	333.7	(111.2)	222.5
Licenses	66.2	(16.0)	50.2
Other	42.5	(21.0)	21.5
	3,848.3	(1,280.4)	2,567.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,757.9	—	1,757.9
Total intangible assets	$5,606.2	$(1,280.4)	$4,325.8

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,026.4)	$2,379.5
Technology	333.7	(87.4)	246.3
Licenses	66.2	(13.9)	52.3
Other	42.5	(18.8)	23.7
	3,848.3	(1,146.5)	2,701.8
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,986.2	$(1,146.5)	$2,839.7

The $1.620 billion increase in the gross carrying value of intangible assets during the six-month period ended June 30, 2014 was due to the acquisition of the GED-0301 license from Nogra.

Amortization expense related to intangible assets was $66.7 million and $67.2 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $133.8 million and $134.1 million for the six-month periods ended June 30, 2014 and 2013, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2014 through 2018 is estimated to be in the range of approximately $255.0 million to $265.0 million annually.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill:  At June 30, 2014, our goodwill related to the April 2014 licensing agreement with Nogra (see Note 3), the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The carrying value of goodwill increased by $150.0 million to $2.191 billion as of June 30, 2014 compared to December 31, 2013 due to the Nogra acquisition.

11. Debt

Senior Notes: Summarized below are the carrying values of our senior notes at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
2.450% senior notes due 2015	$510.2	$513.9
1.900% senior notes due 2017	501.9	499.9
2.300% senior notes due 2018	401.4	399.0
2.250% senior notes due 2019	498.8	—
3.950% senior notes due 2020	497.6	484.6
3.250% senior notes due 2022	990.5	956.6
4.000% senior notes due 2023	703.6	696.3
3.625% senior notes due 2024	996.6	—
5.700% senior notes due 2040	249.6	249.6
5.250% senior notes due 2043	396.6	396.6
4.625% senior notes due 2044	996.5	—
Total long-term debt	$6,743.3	$4,196.5

At June 30, 2014, the fair value of our outstanding Senior Notes was $6.921 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

In May 2014, we issued an additional $2.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.250% Senior Notes due 2019 (the 2019 notes), $1.000 billion aggregate principal amount of 3.625% Senior Notes due 2024 (the 2024 notes) and $1.000 billion aggregate principal amount of 4.625% Senior Notes due 2044 (the 2044 notes and together with the 2019 notes and 2024 notes, referred to herein as the “2014 issued notes”). The 2014 issued notes were issued at 99.751%, 99.659% and 99.646% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $21.2 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the 2014 issued notes is payable semi-annually in arrears on May 15 and November 15 each year beginning November 15, 2014 and the principal on each 2014 issued note is due in full at their respective maturity dates. The 2014 issued notes may be redeemed at our option, in whole or in part, at any time at a redemption price equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the 2014 issued notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 10 basis points in the case of the 2019 notes, 15 basis points in the case of the 2024 notes and 20 basis points in the case of the 2044 notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the 2014 issued notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of June 30, 2014, a balance of $54.5 million in losses remained in OCI related to these derivative instruments and will be recognized as interest expense over the life of the notes.

At June 30, 2014, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding at June 30, 2014 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of June 30, 2014, we had a balance of $34.3 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $7.6 million related to the settlement of swap contracts during the six months ended June 30, 2014. As of December 31, 2013, we had a balance of $32.1 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements.

Commercial Paper:  The carrying value of Commercial Paper as of June 30, 2014 and December 31, 2013 was $192.3 million and $544.8 million, respectively, and approximated its fair value. The effective interest rate on our outstanding Commercial Paper at June 30, 2014 was 0.3%.

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

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of June 30, 2014 and December 31, 2013 there were no outstanding borrowings under the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2014.

12. Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (amended and restated as of April 17, 2013 and as further amended on April 17, 2014) (Plan) which provides for the granting of options, restricted stock awards (RSUs), stock appreciation rights, performance awards (PSUs) and other share-based awards to our employees and officers. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

On June 18, 2014, our stockholders approved an amendment of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 114.0 million shares of Common Stock (before giving effect to the Stock Split), which includes 9.0 million new pre-split shares of Common Stock; and an extension of the term of the Plan through April 16, 2024.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2014 and 2013:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$5.9	$3.7	$12.0	$6.5
Research and development	45.8	31.8	92.8	58.8
Selling, general and administrative	51.7	34.3	103.0	70.1
Total share-based compensation expense	103.4	69.8	207.8	135.4
Tax benefit related to share-based compensation expense	31.0	18.3	61.0	36.2
Reduction in income	$72.4	$51.5	$146.8	$99.2

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We utilize share-based compensation in the form of stock options, RSUs and PSUs. The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2014 (in millions unless otherwise noted):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2013	79.2	10.2	115
Changes during the Year:
Granted	5.0	0.3	1
Exercised / Released	(5.9)	(2.0)	(24)
Forfeited	(0.8)	(0.2)	(1)
Outstanding at June 30, 2014	77.5	8.3	91

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2014 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$427.8	$189.8	$2.8
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.3	1.7

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

Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Our U.S. federal income tax returns have been audited by the Internal Revenue Service (IRS) through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010 and 2011 are currently under examination by the IRS. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the six-month period ended June 30, 2014 gross unrecognized tax benefits increased by $24.2 million, primarily from

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrecognized tax benefits related to current year operations of $21.0 million and accrued interest of $4.4 million, partially offset by settlements of tax positions taken in prior years of $1.2 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Agreements

From time to time, we enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments and profit sharing. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. We do not consider any of the following arrangements to be material. See Note 17 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2014. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the six months ended June 30, 2014:

Agios Pharmaceuticals, Inc. (Agios): During 2010, we entered into a discovery and development collaboration and license agreement with Agios that focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. We have an exclusive option through the end of phase I clinical trials to license any potential products that result from the Agios cancer metabolism research platform.

With respect to each product that we choose to license, Agios could receive up to approximately $120.0 million upon achievement of certain milestones and other payments plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Our option to license a product will terminate on April 14, 2015.

In June 2014, we exercised our option to license AG-221 from Agios on an exclusive worldwide basis, with Agios retaining the right to conduct a portion of commercialization activities for AG-221 in the United States. AG-221 is currently in a phase I study in patients that harbor an IDH2 mutation with advanced hematologic malignancies, including acute myeloid leukemia (AML).

FORMA Therapeutics Holdings, LLC (FORMA): On April 19, 2013, we entered into a collaboration agreement with FORMA under which the parties will discover, develop and commercialize drug candidates to regulate protein homeostasis targets. Protein homeostasis, which is important in oncology, neurodegenerative and other disorders, involves a tightly regulated network of pathways controlling the biogenesis, folding, transport and degradation of proteins.

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

On March 21, 2014, we entered into a second collaboration arrangement with FORMA, pursuant to which FORMA granted us an option to license the rights to select current and future FORMA drug candidates during a term of three and one half years. We agreed to pay an upfront payment of $225.0 million. In addition, with respect to each licensed drug candidate, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, with such amounts being variable and contingent on various factors. With respect to each licensed drug candidate, we will assume responsibility for all global development activities and costs after completion of phase I clinical trials. FORMA will retain U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization.

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
In addition to the collaboration arrangements described above, we entered into new collaborative arrangements during the six months ended June 30, 2014 that include the potential for future milestone payments of up to an aggregate $52.5 million related to the attainment of specified developmental, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of certain of the period activity related to our collaboration agreements is presented below1,2:

		Three-Month Periods Ended June 30,
		Research and Development Expense			Selling, General and Administrative Expense
		Upfront Fees	Milestones	Amortization of Prepaid R&D and Intangibles		Equity Investments Made During Period
Acceleron(3)	2014	$—	$—	$—	$—	$37.4
	2013	—	—	—	—	—
Agios	2014	—	—	—	—	13.0
	2013	—	—	—	—	—
Epizyme	2014	—	—	—	—	—
	2013	—	—	—	—	1.0
FORMA	2014	—	—	—	—	—
	2013	23.8	—	—	—	—
NantBioScience	2014	—	—	—	—	—
Other Collaboration Arrangements	2014	14.0	0.5	10.0	—	—
	2013	43.0	18.4	1.1	—	4.0

		Six-Month Periods Ended June 30,
		Research and Development Expense			Selling, General and Administrative Expense
		Upfront Fees	Milestones	Amortization of Prepaid R&D and Intangibles		Equity Investments Made During Period
Acceleron(3)	2014	$—	$—	$—	$—	$52.4
	2013	—	10.0	—	—	—
Agios	2014	—	—	—	—	13.0
	2013	—	—	—	—	—
bluebird	2014	—	—	—	—	—
	2013	74.7	—	—	—	—
Epizyme	2014	—	—	—	—	9.9
	2013	—	—	—	—	1.0
FORMA	2014	225.0	—	0.1	—	—
	2013	23.8	—	—	—	—
NantBioScience	2014	50.0	—	—	25.0	90.0
Other Collaboration Arrangements	2014	48.0	0.5	13.8	—	20.9
	2013	64.0	18.4	1.9	—	8.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	June 30, 2014	$—	$156.7	15%
	December 31, 2013	—	127.2	11%
Agios	June 30, 2014	—	229.7	15%
	December 31, 2013	—	113.0	15%
bluebird	June 30, 2014	0.2	—	N/A
	December 31, 2013	0.2	—	N/A
Epizyme	June 30, 2014	—	114.4	11%
	December 31, 2013	—	69.4	12%
FORMA	June 30, 2014	0.1	—	N/A
	December 31, 2013	0.2	—	N/A
NantBioScience	June 30, 2014	—	90.0	14%
Other Collaboration Arrangements	June 30, 2014	54.3	162.9	N/A
	December 31, 2013	61.3	141.6	N/A
1 Activity and balances are presented specifically for notable new collaborations and for those collaborations which we have described in detail in our 2013 Annual Report on Form 10-K if there has been new activity during the periods presented. Amounts related to collaborations that are not specifically described are presented in the aggregate as Other Collaboration Arrangements.
2 In addition to the expenses noted in the tables above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.
3 Our additional equity investment in Acceleron made during the three-month period ended June 30, 2014 was transacted at a price per share that exceeded the market value of Acceleron publicly traded common stock on the transaction closing date, resulting in an expense for the premium of $9.7 million that was recorded in the Consolidated Statements of Income as other income (expense), net.

15. Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. See Note 14 for additional details related to collaboration arrangements.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The patents in dispute include United States Patent Nos. 5,635,517; 6,045,501; 6,315,720; 6,555,554; 6,561,976; 6,561,977; 6,755,784; 7,119,106; 7,465,800; 6,281,230; 7,189,740; 7,968,569; 8,288,415; 8,315,886 and 8,404,717, plus three non-Orange Book listed patents, United States Patent Nos. 7,977,357; 8,193,219 and 8,431,598.

A claim construction decision was issued on May 27, 2014. Fact discovery is set to close on August 4, 2014 and expert discovery is set to close on February 20, 2015. No trial date has been set.

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

We received a third Notice Letter from Natco dated April 3, 2014, notifying us of Natco’s Paragraph IV certifications against five patents, including United States Patent Nos. 8,404,717 (already in suit), 8,530,498; 8,589,188; 8,626,531; and 8,648,095. On May 15, 2014, we filed an infringement action in the United States District Court for the District of New Jersey against Natco, Arrow and Watson. A scheduling order has yet to be issued.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 23, 2014, the plaintiffs filed a motion to dismiss our cross-appeal, which motion was denied on June 30, 2014. On July 7, 2014, the plaintiffs filed an opening brief relating to the appeal. We intend to file our opening brief by August 18, 2014.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ‘346 patent”). Andrulis alleges that we are liable for infringement of one or more claims of the ‘346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers. Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On November 25, 2013, we filed a motion to dismiss Andrulis’ complaint. Andrulis’ motion seeking leave to file an amended complaint was granted on December 30, 2013. We filed a motion to dismiss Andrulis’ amended complaint on January 30, 2014. On April 11, 2014, the court denied our motion in part and granted our motion in part, dismissing two of Andrulis' four infringement claims without leave to amend. We filed an answer to the remaining claims on April 25, 2014. Fact discovery is set to close on June 16, 2015. A joint claim construction brief is due on March 30, 2015. A claim construction hearing is scheduled for April 30, 2015. Expert discovery is set to close on December 21, 2015. Trial is scheduled to begin on June 6, 2016. We do not expect the ultimate outcome of this lawsuit to have a material adverse effect on our financial condition or results of operations.

ISTODAX® (romidepsin): We received a Notice Letter dated March 17, 2014 from Fresenius Kabi USA, LLC (Fresenius) notifying us of Fresenius’s ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against U.S. Patent Nos. 7,608,280 and 7,611,724 (the ‘280 and ‘724 patents) that are listed in the Orange Book for ISTODAX®.

On April 30, 2014, Celgene and Astellas Pharma Inc., filed an infringement action in the United States District Court for the District of Delaware against Fresenius. In its answer and counterclaim, Fresenius asserts that the ‘280 and ‘724 patents are invalid and/or not infringed by its proposed generic products. As a result of the filing of our action, the FDA cannot grant final approval of Fresenius’s ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) May 5, 2017.

Fact discovery is set to close on August 7, 2015. A joint claim construction brief is due on August 7, 2015. A claim construction hearing is scheduled for September 3, 2015. Expert discovery is set to close on May 27, 2016. Trial is scheduled to begin on September 19, 2016.

Other Proceedings:

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. A scheduling order has not yet been issued in this case. We intend to vigorously defend against Mylan’s claims.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations. In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. The DOJ retains the right to intervene in these actions at any time. Additionally, while several

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

states have similarly declined to intervene in some of these actions, they also retain the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. On April 25, 2014, we filed a motion to dismiss the complaint in the remaining (Central District of California) action (Brown Action). Plaintiff filed a motion in opposition to our motion to dismiss on May 23, 2014. The DOJ as well as several state Attorneys General also filed Statements of Interest opposing certain arguments made in our motion to dismiss. The judge issued an order on July 10, 2014 largely denying our motion to dismiss, but granting in part our motion with respect to certain state claims. Our answer to the complaint is due on August 28, 2014. We intend to vigorously defend against the remaining claims in the Brown Action.

In a related matter, we have received a letter purportedly on behalf of two stockholders that demands, primarily on the basis of the allegations in the Brown Action, that our board of directors take action on the Company’s behalf to correct alleged deficiencies in the Company’s internal controls and to recover from named current and past directors and officers damages those stockholders allege to have resulted from breaches of fiduciary duties related to the matters alleged in the Brown Action. The demand will be given appropriate consideration.

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement. CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect. In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. A scheduling conference was held on February 11, 2014 and the court ordered fact discovery to be completed by December 15, 2014. No trial date has as yet been set by the court. On July 8, 2014, CR Rev Holdings, LLC (“CR Rev”) filed a complaint against Celgene in the same action. CR Rev alleges that CMCC sold and assigned a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID® to CR Rev. CR Rev has alleged identical causes of action with respect to REVLIMID® as those alleged by CMCC, and seeks unspecified damages and a declaration that the license agreement is still in effect. We intend to vigorously defend against CMCC's and CR Rev’s claims. As of June 30, 2014, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $59.4 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through June 30, 2014, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after June 30, 2014.

In the second quarter of 2014, we received a Health Insurance Portability and Accountability Act (HIPAA) subpoena from the United States Attorney’s Office for the District of Massachusetts requesting certain documents relating to an investigators meeting in 2011 with respect to a clinical study relating to Abraxane. The Company is cooperating with the United States Attorney in connection with this subpoena.

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

Executive Summary

Celgene Corporation, together with its subsidiaries (collectively “we,” “our,” “us,” “Celgene” or the “Company”), is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development designed to bring new therapies to market and we are involved in research in several scientific areas designed to deliver proprietary next-generation therapies, targeting areas including intracellular signaling pathways, protein homeostasis and epigenetics in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, ABRAXANE®, VIDAZA®, POMALYST®/IMNOVID®, THALOMID® (inclusive of Thalidomide CelgeneTM), azacitidine for injection (generic version of VIDAZA®), ISTODAX® and OTEZLA®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and we began recognizing revenue related to OTEZLA® during the second quarter of 2014. OTEZLA® is currently under review for psoriasis in the United States and for psoriasis and psoriatic arthritis in the European Union. Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of products and services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing agreements. The diseases that our primary commercial stage products are approved to treat are described below for the major markets of the United States, the European Union and Japan. Approvals in other international markets are indicated in the aggregate for the disease indication that most closely represents the majority of the other international approvals.

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

azacitidine for injection (generic version of VIDAZA®): We contracted with Sandoz AG to sell azacitidine for injection, which they launched after the introduction of a generic version of VIDAZA® in the United States by a competitor in September 2013. We recognize net product sales from our sales of azacitidine for injection to Sandoz AG.
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

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and MDS. POMALYST®/IMNOVID® was approved in the United States and European Union for indications in multiple myeloma based on phase II and phase III results, respectively, and additional phase III trials are underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. Phase III trials are also underway for VIDAZA® and CC-486 in MDS and AML and ISTODAX® in first-line PTCL. In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis and ankylosing spondylitis. Also in the inflammation and immunology therapeutic area, we have recently acquired a global development and commercialization license to GED-0301 and we plan to initiate a phase III trial for the use of GED-0301 in Crohn's disease before year-end 2014.
Beyond our phase III programs, we have access to a growing early-to-mid-stage pipeline of novel potential therapies to address significant unmet medical needs that consists of a combination of in-house developed compounds, compounds licensed from other companies and options to acquire compounds from collaboration partners.
We believe that continued use of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the three-month periods ended June 30, 2014 and 2013 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2014	2013
Total revenue	$1,872.7	$1,599.0	$273.7	17.1%
Net income	$597.8	$478.1	$119.7	25.0%
Diluted earnings per share	$0.72	$0.56	$0.16	28.6%

Revenue increased by $273.7 million in the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and ABRAXANE®, partially offset by a reduction in sales of VIDAZA® in the U.S. following the September 2013 launch in the U.S. of a generic version of VIDAZA®. POMALYST®/IMNOVID® was approved by the FDA in February 2013 and by the European Commission (EC) in August 2013. The $119.7 million increase in net income and $0.16 increase in diluted earnings per share in the current year quarter were primarily due to a higher level of net product sales partly offset by an increase in marketing activities primarily related to OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

The following table summarizes total revenue and earnings for the six-month periods ended June 30, 2014 and 2013 (dollar amounts in millions, except per share data):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2014	2013
Total revenue	$3,602.7	$3,063.6	$539.1	17.6%
Net income	$877.5	$863.0	$14.5	1.7%
Diluted earnings per share	$1.05	$1.00	$0.05	5.0%

Revenue increased by $539.1 million in the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and ABRAXANE®, partially offset by a reduction in sales of VIDAZA® in the U.S. following the September 2013 launch in the U.S. of a generic version of VIDAZA®. The $14.5 million increase in net income and $0.05 increase in diluted earnings per share in the current six-month period were primarily due to a higher level of net product sales partly offset by a $144.6 million increase in research and development expenses related to collaboration arrangements as well as an increase in marketing activities primarily related to OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

Results of Operations

Three-Month Periods Ended June 30, 2014 and 2013

Total Revenue:  Total revenue and related percentage changes for the three-month periods ended June 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2014	2013
Net product sales:
REVLIMID®	$1,213.7	$1,051.5	$162.2	15.4%
ABRAXANE®	215.3	154.8	60.5	39.1%
POMALYST®/IMNOVID®	160.9	66.2	94.7	143.1%
VIDAZA®	152.0	211.3	(59.3)	(28.1)%
azacitidine for injection	24.4	—	24.4	N/M
THALOMID®	54.3	66.2	(11.9)	(18.0)%
ISTODAX®	17.1	13.5	3.6	26.7%
OTEZLA®	4.6	—	4.6	N/M
Other	2.3	0.6	1.7	283.3%
Total net product sales	$1,844.6	$1,564.1	$280.5	17.9%
Collaborative agreements and other revenue	2.7	3.1	(0.4)	(12.9)%
Royalty revenue	25.4	31.8	(6.4)	(20.1)%
Total revenue	$1,872.7	$1,599.0	$273.7	17.1%
N/M - Not meaningful

Total revenue increased by $273.7 million, or 17.1%, to $1.873 billion for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, reflecting increases of $122.0 million, or 12.5%, in the United States and $151.7 million, or 24.3%, in international markets.

Net Product Sales:  Total net product sales for the three-month period ended June 30, 2014 increased by $280.5 million, or 17.9%, to $1.845 billion compared to the three-month period ended June 30, 2013. The increase was comprised of net volume increases of $221.0 million, net price increases of $47.6 million and a $11.9 million favorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $162.2 million, or 15.4%, to $1.214 billion for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

ABRAXANE® net sales increased by $60.5 million, or 39.1%, to $215.3 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily due to increased unit volumes in both the U.S. and international markets. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in both the United States and European Union in the second half of 2013.

POMALYST®/IMNOVID® net sales increased by $94.7 million to $160.9 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily due to increased unit volumes in both the U.S. and international markets. The respective net sales increases were $46.5 million in the United States and $48.2 million in international markets. POMALYST® was approved by the FDA in February 2013 and IMNOVID® was approved by the European Commission in August 2013. Net sales of IMNOVID® for the 2013 three-month period included only sales from approved early access programs in Europe.

VIDAZA® net sales decreased by $59.3 million, or 28.1%, to $152.0 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily due to a $74.7 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a third party. The decrease in U.S. sales was partly offset by volume increases in international markets.

Azacitidine for injection net sales were $24.4 million for the three-month period ended June 30, 2014. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz AG (Sandoz) beginning in the fourth quarter of 2013.

THALOMID® net sales decreased by $11.9 million, or 18.0%, to $54.3 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily resulting from lower unit volumes in the U.S. and international markets offset slightly by U.S. price increases.

ISTODAX® net sales increased by $3.6 million, or 26.7%, to $17.1 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily due to an increase in unit volume.

OTEZLA® net sales were $4.6 million for the three-month period ended June 30, 2014. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and is under review for psoriasis in the United States and for psoriasis and psoriatic arthritis in the European Union. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources decreased by $0.4 million to $2.7 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013.

Royalty Revenue:  Royalty revenue decreased by $6.4 million to $25.4 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 due to decreased royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2014 and 2013 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at March 31, 2014	$12.2	$12.5	$151.0	$82.7	$258.4
Allowances for sales during prior periods	(0.1)	—	(1.0)	(2.2)	(3.3)
Allowances for sales during 2014	2.6	21.6	69.8	94.0	188.0
Credits/deductions issued for prior year sales	(1.4)	(1.8)	(23.6)	(9.3)	(36.1)
Credits/deductions issued for sales during 2014	(0.6)	(20.4)	(75.8)	(78.4)	(175.2)
Balance at June 30, 2014	$12.7	$11.9	$120.4	$86.8	$231.8

Balance at March 31, 2013	$15.0	$14.1	$157.8	$58.7	$245.6
Allowances for sales during prior periods	(1.7)	—	(0.5)	0.3	(1.9)
Allowances for sales during 2013	2.5	19.1	63.4	74.1	159.1
Credits/deductions issued for prior year sales	(1.5)	—	(33.5)	(5.8)	(40.8)
Credits/deductions issued for sales during 2013	(0.6)	(18.7)	(68.0)	(53.8)	(141.1)
Balance at June 30, 2013	$13.7	$14.5	$119.2	$73.5	$220.9

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2014 and 2013 follows:

Returns and allowances provisions increased by $1.7 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, due primarily to a $1.7 million reduction in the returns allowance recorded in the second quarter of 2013 related to VIDAZA® inventory levels held by certain distributors, which decreased during the three months ended June 30, 2013.

Discounts provisions increased by $2.5 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, due to revenue increases in the U.S. and international markets, both of which offer discount programs.

Government rebates provisions increased by $5.9 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily attributable to increased expense related to Medicare Part D Coverage Gap and Medicaid rebates.

Chargebacks and distributor service fees provisions increased by $17.4 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013. Chargebacks and distributor service fees increased by approximately $13.5 million and $3.9 million, respectively, primarily due to higher sales volumes and changes in the structure of ABRAXANE® sales contracts resulting in a greater portion of sales qualifying for chargeback rebates. Rebates specifically related to the TRICARE program increased by $2.0 million driven by higher volume and increased rebate rates.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$98.9	$80.9	$18.0	22.2%
Percent of net product sales	5.4%	5.2%
Research and development	$456.9	$458.1	$(1.2)	(0.3)%
Percent of total revenue	24.4%	28.6%
Selling, general and administrative	$491.8	$418.1	$73.7	17.6%
Percent of total revenue	26.3%	26.1%
Amortization of acquired intangible assets	$65.3	$65.7	$(0.4)	(0.6)%
Acquisition related charges, net	$0.9	$12.5	$(11.6)	(92.8)%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $18.0 million to $98.9 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 5.4% for the three-month period ended June 30, 2014 compared to 5.2% for the three-month period ended June 30, 2013. The increase in the dollar value of cost of goods sold was primarily due to the higher level of product sales. The dollar value of cost of goods sold and percent of net product sales increased due to higher sales volumes of products with higher costs such as ABRAXANE® and azacitidine for injection.

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

Research and development expenses decreased by $1.2 million to $456.9 million for the three-month period ended June 30, 2014, compared to the three-month period ended June 30, 2013. The decrease was primarily due to a $61.8 million decrease in expenses related to research and development collaboration arrangements which was almost entirely offset by an increase in research and drug development activities.

The following table provides a breakdown of research and development expenses for the three-month periods ended June 30, 2014 and 2013 (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)
	2014	2013
Human pharmaceutical clinical programs	$195.0	$198.0	$(3.0)
Other pharmaceutical programs	160.5	114.9	45.6
Drug discovery and development	69.1	53.4	15.7
Cellular therapy	7.8	5.5	2.3
Collaboration arrangements	24.5	86.3	(61.8)
Total	$456.9	$458.1	$(1.2)

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2014, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Product	Disease Indication
ABRAXANE®	Adjuvant Pancreatic Cancer

Regulatory approval requests in major markets

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
REVLIMID®	NDMM[1]	U.S.	FDA	Q2 2014 (Filed)
ABRAXANE®	NSCLC	E.U.	EC	Q2 2014 (Submitted)

1 Newly diagnosed multiple myeloma

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

Selling, general and administrative expenses increased by $73.7 million to $491.8 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013. The increase was primarily due to an increase in marketing activities and headcount related to the launch of OTEZLA®, as well as continued marketing activities related to recently approved indications for POMALYST®/IMNOVID® and ABRAXANE®.

Amortization of Acquired Intangible Assets:  Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2014 and 2013 (in millions):

	Three-Month Periods Ended June 30,
Acquisitions	2014	2013
Abraxis	$39.7	$40.0
Avila	11.8	11.8
Gloucester	12.8	12.9
Pharmion	1.0	1.0
Total amortization	$65.3	$65.7

Acquisition Related Charges, net:  Acquisition related charges, net were $0.9 million and $12.5 million for the three-month periods ended June 30, 2014 and 2013, respectively. The $11.6 million decrease in the current year quarter was primarily due to a reduction in the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis, partly offset by an expense in the current year quarter for a partial quarter of accretion of our contingent liabilities related to the Nogra Pharma Limited (Nogra) acquisition.

Interest and Investment Income, Net:  Interest and investment income, net increased by $2.8 million to $7.3 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 primarily due to higher investment balances compared to the prior year quarter.

Interest (Expense):  Interest (expense) increased by $22.0 million to $41.6 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013 primarily due to interest and fees associated with the issuance of $1.500 billion of senior notes in August 2013 and an additional $2.500 billion of senior notes in May 2014.

Other Income (Expense), Net: Other income (expense), net is summarized below for the three-month periods ended June 30, 2014 and 2013 (in millions):

	Three-Month Periods Ended June 30,
	2014	2013	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$(3.6)	$17.2	$(20.8)
Premium paid on equity investment	(9.7)	—	(9.7)
Impairment charges	(2.0)	(9.5)	7.5
Other	(2.5)	1.5	(4.0)
Total other income (expense), net	$(17.8)	$9.2	$(27.0)

Other income (expense), net was expense of $17.8 million for the three-month period ended June 30, 2014 and income of $9.2 million for the three-month period ended June 30, 2013. The $27.0 million increase in expense was primarily due to the impact of foreign exchange gains recorded in the 2013 period that did not reoccur in 2014 and an expense related to a premium paid on an equity investment recorded in the three-month period ended June 30, 2014. These increases in expense were partly offset by a year over year reduction in impairment charges related to certain investments.

Income Tax Provision:  The income tax provision increased by $29.3 million to $109.0 million for the three-month period ended June 30, 2014 compared to the three-month period ended June 30, 2013, primarily as a result of an increase in income before taxes and an increase in the effective tax rate. The estimated full year 2014 underlying effective tax rate of 15.7% reflects the impact of our global business footprint. The increase in the estimated underlying effective tax rate from the second quarter of 2013 reflects a projected decrease in tax benefits from certain collaboration and acquisition-related items, as well as an increase in tax expense associated with the launch of new products. The effective tax rate for the second quarter of 2014 was increased by 0.2 percentage points as a result of a net increase in unrecognized tax benefits primarily related to ongoing examinations of tax positions taken in prior years. The income tax provision for the three-month period ended June 30, 2013 included an estimated full year underlying effective tax rate of 14.7% (which subsequently decreased to 12.2% when the actual 2013 full year results were achieved). The effective tax rate for the second quarter of 2013 was reduced by 0.7 percentage points as a result of a net decrease in unrecognized tax benefits related to settlements and ongoing examinations related to tax positions taken in prior years.

Six-Month Periods Ended June 30, 2014 and 2013

Total Revenue:  Total revenue and related percentages for the six-month periods ended June 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2014	2013
Net product sales:
REVLIMID®	$2,357.5	$2,054.3	$303.2	14.8%
ABRAXANE®	400.1	277.5	122.6	44.2%
POMALYST®/IMNOVID®	296.5	94.7	201.8	213.1%
VIDAZA®	300.4	415.4	(115.0)	(27.7)%
azacitidine for injection	42.8	—	42.8	N/M
THALOMID®	112.3	123.6	(11.3)	(9.1)%
ISTODAX®	33.2	26.4	6.8	25.8%
OTEZLA®	4.6	—	4.6	N/M
Other	4.7	1.5	3.2	213.3%
Total net product sales	$3,552.1	$2,993.4	$558.7	18.7%
Collaborative agreements and other revenue	4.6	10.2	(5.6)	(54.9)%
Royalty revenue	46.0	60.0	(14.0)	(23.3)%
Total revenue	$3,602.7	$3,063.6	$539.1	17.6%
N/M - Not meaningful

Total revenue increased by $539.1 million, or 17.6%, to $3.603 billion for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, reflecting increases of $258.4 million, or 14.2%, in the United States and $280.7 million, or 22.5%, in international markets.

Net Product Sales:  Total net product sales for the six-month period ended June 30, 2014 increased by $558.7 million, or 18.7%, to $3.552 billion compared to the six-month period ended June 30, 2013. The increase was comprised of net volume increases of $449.0 million, net price increases of $95.6 million and a $14.1 million favorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $303.2 million, or 14.8%, to $2.358 billion for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

ABRAXANE® net sales increased by $122.6 million, or 44.2%, to $400.1 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to increased unit volumes in both the U.S. and international markets. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in both the United States and European Union in the second half of 2013.

POMALYST®/IMNOVID® net sales increased by $201.8 million to $296.5 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, reflecting net sales of $192.9 million in the United States and $103.6 million in international markets. POMALYST® was approved by the FDA in February 2013 and IMNOVID® was approved by the European Commission in August 2013. The 2013 six-month period included a partial period of sales in the U.S. and sales from approved early access programs in Europe.

VIDAZA® net sales decreased by $115.0 million, or 27.7%, to $300.4 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to a $146.8 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a third party. The decrease in U.S. sales was partly offset by volume increases in international markets.

Azacitidine for injection net sales were $42.8 million for the six-month period ended June 30, 2014. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz AG (Sandoz) beginning in the fourth quarter of 2013.

THALOMID® net sales decreased by $11.3 million, or 9.1%, to $112.3 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily resulting from lower unit volumes in the U.S. and international markets, offset slightly by U.S. price increases.

ISTODAX® net sales increased by $6.8 million, or 25.8%, to $33.2 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to an increase in unit volume.

OTEZLA® net sales were $4.6 million for the six-month period ended June 30, 2014. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and is under review for psoriasis in the United States and for psoriasis and psoriatic arthritis in the European Union. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources decreased by $5.6 million to $4.6 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 primarily due to a $5.0 million milestone payment received in 2013 related to the approval of additional indications for ABRAXANE® in Japan. No milestone payments were received in 2014.

Royalty Revenue:  Royalty revenue decreased by $14.0 million to $46.0 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 due to decreased royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2014 and 2013 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(1.9)	—	(5.1)	(6.7)	(13.7)
Allowances for sales during 2014	4.4	40.7	146.7	176.4	368.2
Credits/deductions issued for prior year sales	(3.7)	(7.9)	(71.1)	(41.8)	(124.5)
Credits/deductions issued for sales during 2014	(1.6)	(33.0)	(84.2)	(124.3)	(243.1)
Balance at June 30, 2014	$12.7	$11.9	$120.4	$86.8	$231.8

Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	(1.1)	—	(6.9)	0.5	(7.5)
Allowances for sales during 2013	5.3	38.5	130.2	129.8	303.8
Credits/deductions issued for prior year sales	(2.4)	(5.2)	(50.1)	(41.7)	(99.4)
Credits/deductions issued for sales during 2013	(1.4)	(30.0)	(79.8)	(76.3)	(187.5)
Balance at June 30, 2013	$13.7	$14.5	$119.2	$73.5	$220.9

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2014 and 2013 follows:

Returns and allowances provisions decreased by $1.7 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, due to a $7.9 million sales returns reserve for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies recorded during the first quarter of 2013. In addition, a $1.6 million decrease in the returns allowance related to VIDAZA® inventory held by distributors was recorded in 2014 due to reductions in inventory levels resulting from competition from generic versions of VIDAZA®. This was partially offset by a $7.5 million reduction in the returns allowance recorded in 2013 related to VIDAZA® inventory levels held by certain distributors, which decreased during the six months ended June 30, 2013.

Discounts provisions increased by $2.2 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to a $4.8 million increase in cash discounts in the United States and international markets relating to increased sales volume, partially offset by a $2.6 million decrease from the refinement of new product discount programs introduced into certain international markets during the first half of 2013.

Government rebates provisions increased by $18.3 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily attributable to increased expense related to Medicare Part D Coverage Gap and Medicaid rebates.

Chargebacks and distributor service fees provisions increased by $39.4 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013. Chargebacks and distributor service fees increased by approximately $31.2 million and $8.2 million, respectively, primarily due to higher sales volumes and changes in the structure of ABRAXANE® sales contracts resulting in a greater portion of sales qualifying for chargeback rebates. Rebates specifically related to the TRICARE program increased by $3.1 million driven by higher volume and increased rebate rates.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$185.0	$161.4	$23.6	14.6%
Percent of net product sales	5.2%	5.4%
Research and development	$1,170.6	$910.5	$260.1	28.6%
Percent of total revenue	32.5%	29.7%
Selling, general and administrative	$985.9	$787.1	$198.8	25.3%
Percent of total revenue	27.4%	25.7%
Amortization of acquired intangible assets	$131.0	$131.4	$(0.4)	(0.3)%
Acquisition related charges, net	$9.5	$45.7	$(36.2)	(79.2)%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $23.6 million to $185.0 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013. The increase was primarily due to the higher level of net product sales, partly offset by the elimination of royalty payments on sales of REVLIMID® which resulted from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013. See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our royalty agreement with CMCC. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.2% for the six-month period ended June 30, 2014 compared to 5.4% for the six-month period ended June 30, 2013, primarily due to the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above, partly offset by higher sales volumes of products with higher costs such as ABRAXANE® and azacitidine for injection.

Research and Development:  Research and development expenses increased by $260.1 million to $1.171 billion for the six-month period ended June 30, 2014, compared to the six-month period ended June 30, 2013. The increase was primarily due to a $144.6 million increase in expenses related to research and development collaboration arrangements and an increase in research and drug development activities.

The following table provides a breakdown of research and development expenses (in millions):

	Six-Month Periods Ended June 30,		Increase
	2014	2013
Human pharmaceutical clinical programs	$386.3	$374.5	$11.8
Other pharmaceutical programs	296.2	233.2	63.0
Drug discovery and development	136.5	98.5	38.0
Cellular therapy	14.2	11.5	2.7
Collaboration arrangements	337.4	192.8	144.6
Total	$1,170.6	$910.5	$260.1

Selling, General and Administrative:  Selling, general and administrative expenses increased by $198.8 million to $985.9 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013. The increase was primarily due to an increase in marketing activities and headcount related to the launch of OTEZLA® and continued marketing activities related to recently approved indications for POMALYST®/IMNOVID® and ABRAXANE®. The increase also included $25.0 million of expense related to the settlement of a contingent obligation to make matching contributions to The Chan Soon-Shiong Institute for Advanced Health, as well as a $25.8 million increase in donations to independent non-profit patient assistance organizations in the United States.

Amortization of Acquired Intangible Assets:  Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2014 and 2013 (in millions):

	Six-Month Periods Ended June 30,
Acquisitions	2014	2013
Abraxis	$79.7	$80.0
Avila	23.6	23.6
Gloucester	25.7	25.8
Pharmion	2.0	2.0
Total amortization	$131.0	$131.4

Acquisition Related Charges, net:  Acquisition related charges, net were $9.5 million and $45.7 million for the six-month periods ended June 30, 2014 and 2013, respectively. The $36.2 million decrease in the current year six-month period was primarily due to a reduction in the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis, partly offset by an expense in the current year period for a partial quarter of accretion of our contingent liabilities related to the Nogra acquisition.

Interest and Investment Income, Net:  Interest and investment income, net increased by $4.4 million to $13.7 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 primarily due to higher investment balances compared to the prior year quarter.

Interest (Expense):  Interest (expense) increased by $33.4 million to $70.9 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 primarily due to interest and fees associated with the issuance of $1.500 billion of senior notes in August 2013 and an additional $2.500 billion of senior notes in May 2014.

Other Income (Expense), Net:  Other income (expense), net is summarized below for the six-month periods ended June 30, 2014 and 2013 (in millions):

	Six-Month Periods Ended June 30,
	2014	2013	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$(6.8)	$22.2	$(29.0)
Premium paid on equity investment	(9.7)	—	(9.7)
Impairment charges	(2.0)	(18.8)	16.8
Other	(5.9)	3.5	(9.4)
Total other income (expense), net	$(24.4)	$6.9	$(31.3)

Other income (expense), net was expense of $24.4 million for the six-month period ended June 30, 2014 and income of $6.9 million for the six-month period ended June 30, 2013. The $31.3 million increase in expense was primarily due to the impact of foreign exchange gains recorded in the 2013 period that did not reoccur in 2014 and an expense related to a premium paid on an equity investment recorded in the six-month period ended June 30, 2014. These increases in expense were partly offset by a year over year reduction in impairment charges related to certain investments.
Income Tax Provision:  The income tax provision increased by $18.4 million to $161.6 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily as a result of an increase in income before taxes and an increase in the effective tax rate. The estimated full year 2014 underlying effective tax rate of 15.7% reflects the impact of our global business footprint. The increase in the estimated underlying effective tax rate from the second quarter of 2013 reflects a projected decrease in tax benefits from certain collaboration and acquisition-related items, as well as an increase in tax expense associated with the launch of new products. The effective tax rate for the six-month period ended June 30, 2014 was reduced by 0.1 percentage points as a result of a net decrease in unrecognized tax benefits primarily related to ongoing examinations of tax positions taken in prior years. The income tax provision for the six-month period ended June 30, 2013 included an estimated full year underlying effective tax rate of 14.7% (which subsequently decreased to 12.2% when the actual 2013 full year results were achieved). The effective tax rate for the six-month period ended June 30, 2013 was reduced by 0.5 percentage points as a result of discrete items, including the retroactive reinstatement of the 2012 U.S. research and development tax credit and a net decrease in unrecognized tax benefits related to settlements and ongoing examinations of tax positions taken in prior years.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	June 30, 2014	December 31, 2013	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$3,219.5	$3,234.4	$(14.9)
Marketable securities available for sale	2,993.5	2,452.6	540.9
Total financial assets	$6,213.0	$5,687.0	$526.0
Debt:
Short-term borrowings	$192.3	$544.8	$(352.5)
Long-term debt, net of discount	6,743.3	4,196.5	2,546.8
Total debt	$6,935.6	$4,741.3	$2,194.3

Working capital (1)	$6,621.9	$5,607.4	$1,014.5

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2014, we held approximately $5.200 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $5.200 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of June 30, 2014 and December 31, 2013 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program:  From April 2009 through June 2014, our Board of Directors approved repurchases of an aggregate of up to $13.500 billion of our common stock, including $4.000 billion approved by our Board of Directors in April 2014. During the six-month period ended June 30, 2014 we used $2.182 billion for repurchases of our common stock, measured on a settlement date basis.

Senior Notes: In May 2014, we issued an additional $2.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.250% Senior Notes due 2019 (the 2019 notes), $1.000 billion aggregate principal amount of 3.625% Senior Notes due 2024 (the 2024 notes) and $1.000 billion aggregate principal amount of 4.625% Senior Notes due 2044 (the 2044 notes and, together with the 2019 notes and 2024 notes, the “2014 issued notes”). The 2014 issued notes were issued at 99.751%, 99.659% and 99.646% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of $21.2 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the 2014 issued notes is payable semi-annually in arrears on May 15 and November 15 each year beginning November 15, 2014 and the principal on each note is due in full at their respective maturity dates. The 2014 issued notes may be redeemed at our option, in whole or in part, at any time at a redemption price equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 10 basis points in the case of the 2019 notes, 15 basis points in the case of the 2024 notes and 20 basis points in the case of the 2044 notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact the issuance of debt. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated other comprehensive income was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. There were no forward starting swaps outstanding as of June 30, 2014.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government agency and Supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $526.0 million increase in cash, cash equivalents and marketable securities available for sale at June 30, 2014 compared to December 31, 2013 was primarily due to $2.471 billion in cash generated from the May 2014 issuance of an additional $2.500 billion principal amount of senior notes and $1.073 billion in net cash provided by operating activities. These increases were partly offset by $2.182 billion paid under our share repurchase program, $412.3 million of net purchases of marketable securities, and $352.6 million of net repayments on short-term borrowings.

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

Accounts Receivable, Net:  Accounts receivable, net increased by $63.0 million to $1.124 billion at June 30, 2014 compared to December 31, 2013 primarily due to an increased level of sales. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $278.3 million at June 30, 2014 compared to $348.4 million at December 31, 2013. Approximately $48.0 million of the $278.3 million receivable balance at June 30, 2014 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.

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

Inventory:  Inventory balances increased by $19.6 million to $360.0 million at June 30, 2014 compared to December 31, 2013. The increase was primarily due to an increase in both ABRAXANE® and OTEZLA® inventory in anticipation of an increase in their future sales levels, partly offset by a decrease in VIDAZA® inventories which was negatively impacted by the introduction of generic versions in the U.S. market.

Other Current Assets:  Other current assets decreased by $53.8 million to $382.6 million at June 30, 2014 compared to December 31, 2013 primarily due to a $33.2 million decrease in the fair value of foreign currency forward contracts, $10.4 million decrease in royalty receivables, $9.5 million decrease in miscellaneous prepaid taxes and a net decrease in other receivable and prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program (the Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.500 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of June 30, 2014, $192.3 million of Commercial Paper was outstanding compared to $544.8 million as of December 31, 2013, bearing an effective interest rate of 0.3%.

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

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of June 30, 2014 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all debt covenants as of June 30, 2014.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $106.8 million to $1.250 billion at June 30, 2014 compared to December 31, 2013. The decrease was primarily due to a $55.4 million net decrease in compensation-related accruals, a $45.0 million net decrease related to collaboration agreements and a $45.9 million decrease related to our common share repurchase program due to the timing of transaction settlements, partly offset by increases in accrued interest, miscellaneous taxes and professional services.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $23.8 million to $274.8 million at June 30, 2014 compared to December 31, 2013, primarily from the current provision for income taxes of $342.6 million and net deferred inter-company credits of $8.6 million, offset by income tax payments of $193.4 million, a decrease in refundable income taxes of $43.0 million and a tax benefit of stock options of $90.3 million.

Analysis of Cash Flows
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2014 and 2013 were as follows (in millions):

	Six-Month Periods Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$1,072.8	$1,104.1	$(31.3)
Net cash used in investing activities	$(1,205.9)	$(526.9)	$(679.0)
Net cash provided by (used in) financing activities	$110.0	$(899.0)	$1,009.0

Operating Activities:  Net cash provided by operating activities decreased by $31.3 million to $1,072.8 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013. The decrease in net cash provided by operating activities was primarily attributable to a decrease in accounts payable and other operating liabilities of $117.6 million partially offset by an increase in net income from operations of $14.5 million.

Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2014 increased to a net usage of $1,205.9 million compared to a net usage of $526.9 million for the six-month period ended June 30, 2013. The increase in net cash used in investing activities was principally related to $710.0 million payment for the acquisition of Nogra.

Financing Activities:  Net cash provided by financing activities amounted to $110.0 million for the six-month period ended June 30, 2014, which was an increase in cash provided of $1,009.0 million compared to the six-month period ended June 30, 2013. The $1,009.0 million increase in net cash provided by financing activities in the six-month period ended June 30, 2014 was primarily attributable to the $2,470.6 million of proceeds from the issuance of long-term debt partially offset by a $929.8 million decrease in net proceeds from short-term borrowings, $304.3 million increase in cash used for repurchases of common stock and $226.5 million decrease in net proceeds from share-based compensation arrangements.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2013 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2013 aside from those disclosed in Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2014, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, and certain derivative contracts.

Marketable Securities Available for Sale:  At June 30, 2014, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of June 30, 2014, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$388.2	$1,725.3	$200.9	$2,314.4
Fair value	$391.5	$1,745.9	$209.0	$2,346.4
Weighted average interest rate	0.6%	0.7%	1.7%	0.8%

Long-Term Debt: We have issued an aggregate $6.750 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of June 30, 2014 are summarized below (in millions):

	Principal Amount	Carrying Value
2.450% senior notes due 2015	$500.0	$510.2
1.900% senior notes due 2017	500.0	501.9
2.300% senior notes due 2018	400.0	401.4
2.250% senior notes due 2019	500.0	498.8
3.950% senior notes due 2020	500.0	497.6
3.250% senior notes due 2022	1,000.0	990.5
4.000% senior notes due 2023	700.0	703.6
3.625% senior notes due 2024	1,000.0	996.6
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.6
4.625% senior notes due 2044	1,000.0	996.5
Total long-term debt	$6,750.0	$6,743.3

At June 30, 2014, the fair value of our senior notes outstanding was $6.921 billion.

Celgene Common Stock: As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to repurchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would repurchase the shares covered by the option at the strike price of the put option. While such a purchase would be at a price above the then fair market value of our shares, it would be at a price that we feel is favorable in the overall context of our share repurchase program. At June 30, 2014, we had no outstanding put options.  In July 2014, we sold a put option on $100.0 million notional amount of shares of our common stock with a strike price of $87.24 maturing in September 2014 for a premium of $2.2 million.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2014 and December 31, 2013 had settlement dates within 37 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported in the Consolidated Statements of Income as other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2014 and December 31, 2013 (in millions):

	Notional Amount
Foreign Currency	June 30, 2014	December 31, 2013
Australian Dollar	$50.5	$—
British Pound	437.8	279.4
Canadian Dollar	122.0	—
Euro	3,870.6	3,318.2
Japanese Yen	618.8	559.1
Total	$5,099.7	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2014 and December 31, 2013 were $796.5 million and $878.5 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2014 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $586.8 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

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

Forward Starting Interest Rate Swaps: In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated other comprehensive income was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. There were no forward starting swaps outstanding as of June 30, 2014.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $12.4 million and $16.2 million during the six-month periods ended June 30, 2014 and 2013, respectively, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2014 and December 31, 2013 (in millions):

	Notional Amount
	June 30, 2014	December 31, 2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	800.0	850.0
4.000% senior notes due 2023	—	150.0
Total	$2,100.0	$2,300.0

A sensitivity analysis to measure potential changes in the market value of our fixed-rate senior notes and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at June 30, 2014 would have reduced the aggregate fair value of our net payable by $422.0 million. A one percentage point decrease at June 30, 2014 would have increased the aggregate fair value of our net payable by $505.5 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

The Affordable Care Act and other legislation may affect our pricing policies and government reimbursement of our products that may adversely impact our revenues and profitability.

In the U.S. there have been and may continue to be a number of legislative and regulatory proposals and enactments related to drug pricing and reimbursement that could impact our profitability. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively, and are referred to collectively as the Healthcare Reform Acts. Although these reforms have significantly impacted the pharmaceutical industry, the full effects of these provisions will become apparent over time as these laws are implemented and the Centers for Medicare & Medicaid Services and other agencies issue applicable regulations or guidance as required by the Healthcare Reform Acts. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the profitability of our products.

The Healthcare Reform Acts, among other things, made significant changes to the Medicaid rebate program by increasing the minimum rebates that manufacturers like Celgene are required to pay. These changes also expanded the government’s 340B drug discount program by expanding the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing. The Company has received an inquiry from the Health Resources and Services Administration of the Department of Health & Human Services (“HRSA”) regarding the Company’s compliance with the 340B program. We have responded to the inquiry and believe that we have complied with applicable legal requirements. If, however, the Company is ultimately required to change its sales or pricing practices, there would be an adverse effect on our revenues and profitability.

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

We may become subject to litigation or governmental investigations in the United States and foreign jurisdictions that may arise from the conduct of our business. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and we have been subject to claims and other actions related to our business activities. For more information relating to governmental investigations and other legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk. We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings and reduce exposures to foreign currency fluctuations of certain balance sheet items denominated in foreign currencies. The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations. See Note 7 of Notes to Unaudited Consolidated Financial Statements and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contained elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through June 2014, our Board of Directors approved repurchases of an aggregate of up to $13.500 billion of our common stock, including $4.000 billion approved by our Board of Directors in April 2014. Approved amounts exclude share repurchase transaction fees.

In June 2014, our stockholders approved an amendment to our Certificate of Incorporation that increased the number of shares of common stock that we are authorized to issue and effected a two-for-one stock split. As a result, our total number of authorized shares of common stock increased from 575.0 million to 1.150 billion on June 18, 2014. Stockholders of record received one additional share of common stock for each share of common stock owned. All impacted share numbers and per share amounts presented in the consolidated financial statements and the accompanying notes to the financial statements in this report have been restated to reflect the impact of the stock split. Common stock held in treasury was not adjusted for the stock split.

The following table presents the number of shares purchased during the three-month period ended June 30, 2014, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	435,943	$144.07	435,943	$4,343,964,019
May 1 - May 31	2,168,802	$148.90	2,168,802	$4,021,031,132
June 1 - June 30	566,651	$157.71	566,651	$3,931,665,431
Total	3,171,396	$149.81	3,171,396

During the three-month period ended June 30, 2014, we have repurchased 3.2 million shares of common stock under the stock repurchase program from all sources at a total cost of $475.2 million. As of June 30, 2014, we had a remaining repurchase authorization of $3.932 billion.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits.

3.1*	Certificate of Incorporation of the Company, as amended through June 18, 2014.

3.2
Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, dated September 16, 1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006), as further amended effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009), and as further amended effective February 17, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.1*†	License Agreement among the Company, Celgene Alpine Investment Company II LLC and Nogra Pharma Limited dated April 23, 2014.

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.
† Confidential treatment requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	July 29, 2014	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)