Form 10-Q
period 2014-09-30
CELGENE CORP /DE/
filed 2014-10-28
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

At October 21, 2014, 798,704,188 shares of Common Stock, par value $.01 per share, were outstanding, reflecting the two-for-one Common Stock split effected in June 2014.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Revenue:
Net product sales	$1,956.8	$1,644.0	$5,508.9	$4,637.4
Collaborative agreements and other revenue	2.2	2.2	6.8	12.4
Royalty revenue	23.2	28.2	69.2	88.2
Total revenue	1,982.2	1,674.4	5,584.9	4,738.0
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	97.7	86.2	282.7	247.6
Research and development	675.1	584.5	1,845.7	1,495.0
Selling, general and administrative	497.6	448.7	1,483.5	1,235.8
Amortization of acquired intangible assets	63.7	65.7	194.7	197.1
Acquisition related charges, net	1.5	33.7	11.0	79.4
Total costs and expenses	1,335.6	1,218.8	3,817.6	3,254.9
Operating income	646.6	455.6	1,767.3	1,483.1
Other income and (expense):
Interest and investment income, net	6.9	5.3	20.6	14.6
Interest (expense)	(53.5)	(24.0)	(124.4)	(61.5)
Other income (expense), net	(22.5)	5.1	(46.9)	12.0
Income before income taxes	577.5	442.0	1,616.6	1,448.2
Income tax provision	69.0	69.5	230.6	212.7
Net income	$508.5	$372.5	$1,386.0	$1,235.5
Net income per common share (Note1):
Basic	$0.64	$0.45	$1.72	$1.49
Diluted	$0.61	$0.43	$1.66	$1.43
Weighted average shares (Note 1):
Basic	799.6	824.5	803.5	829.5
Diluted	832.8	857.7	836.4	861.0

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Net income	$508.5	$372.5	$1,386.0	$1,235.5

Other comprehensive income (loss):

Foreign currency translation adjustments	(36.6)	17.9	(32.5)	22.0

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	382.8	(89.8)	342.5	(3.2)
Tax (expense) benefit	—	0.2	12.6	—
Unrealized holding gains (losses), net of tax	382.8	(89.6)	355.1	(3.2)

Reclassification adjustment for (gains) losses included in net income	(0.1)	(11.1)	4.8	(5.1)
Tax expense (benefit)	(0.5)	(0.3)	(1.2)	(6.5)
Reclassification adjustment for (gains) losses included in net income, net of tax	(0.6)	(11.4)	3.6	(11.6)

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses)	64.6	163.1	196.9	216.0
Tax (expense) benefit	(22.2)	(58.5)	(67.3)	(78.4)
Unrealized holding gains (losses), net of tax	42.4	104.6	129.6	137.6

Reclassification adjustment for (gains) losses included in net income	1.2	3.0	4.2	6.2
Tax expense (benefit)	(0.4)	(0.8)	(1.5)	(1.8)
Reclassification adjustment for (gains) losses included in net income, net of tax	0.8	2.2	2.7	4.4

Total other comprehensive income (loss)	388.8	23.7	458.5	149.2
Comprehensive income	$897.3	$396.2	$1,844.5	$1,384.7

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,742.5	$3,234.4
Marketable securities available for sale	3,118.2	2,452.6
Accounts receivable, net of allowances of $36.0 and $40.0 at September 30, 2014 and December 31, 2013, respectively	1,068.1	1,061.4
Inventory	372.0	340.4
Deferred income taxes	25.9	25.3
Other current assets	509.4	436.4
Total current assets	8,836.1	7,550.5
Property, plant and equipment, net	623.6	593.4
Intangible assets, net	4,131.9	2,839.7
Goodwill	2,191.2	2,041.2
Other assets	620.5	353.4
Total assets	$16,403.3	$13,378.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$100.0	$544.8
Accounts payable	196.7	156.2
Accrued expenses	904.2	1,001.1
Income taxes payable	14.6	16.0
Current portion of deferred revenue	33.6	27.7
Other current liabilities	148.4	199.7
Total current liabilities	1,397.5	1,945.5
Deferred revenue, net of current portion	28.2	23.7
Income taxes payable	264.2	235.0
Deferred income taxes	615.1	804.9
Other non-current liabilities	1,592.6	582.7
Long-term debt, net of discount	6,737.3	4,196.5
Total liabilities	10,634.9	7,788.3
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 918.9 million and 906.5 million shares at September 30, 2014 and December 31, 2013, respectively (Note 1)	9.2	9.1
Common stock in treasury, at cost; 118.7 million and 101.5 million shares at September 30, 2014 and December 31, 2013, respectively (Note 1)	(10,091.7)	(7,662.1)
Additional paid-in capital (Note 1)	9,439.9	8,676.4
Retained earnings	5,858.5	4,472.5
Accumulated other comprehensive income	552.5	94.0
Total stockholders’ equity	5,768.4	5,589.9
Total liabilities and stockholders’ equity	$16,403.3	$13,378.2

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine-Month Periods Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,386.0	$1,235.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78.1	71.8
Amortization	203.3	205.0
Deferred income taxes	(248.6)	(161.5)
Impairment charges	133.2	18.8
Change in value of contingent consideration	11.0	79.5
Share-based compensation expense	319.2	227.4
Share-based employee benefit plan expense	29.3	25.2
Reclassification adjustment for cash flow hedges included in net income	4.8	(5.1)
Unrealized change in value of derivative instruments	(27.8)	10.8
Other, net	0.7	14.4
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(46.0)	(138.7)
Inventory	(33.6)	(62.6)
Other operating assets	55.7	(49.7)
Accounts payable and other operating liabilities	74.3	150.7
Income tax payable	27.7	22.0
Payment of contingent consideration	(5.0)	—
Deferred revenue	11.4	31.7
Net cash provided by operating activities	1,973.7	1,675.2
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,662.2	1,936.2
Purchases of marketable securities available for sale	(2,137.0)	(3,237.3)
Payments for acquisition of business	(710.0)	—
Purchases of intellectual property and other assets	(21.0)	(19.4)
Capital expenditures	(100.9)	(93.1)
Purchases of investment securities	(58.4)	(27.9)
Other investing activities	—	(1.9)
Net cash used in investing activities	(1,365.1)	(1,443.4)
Cash flows from financing activities:
Payment for treasury shares	(2,433.8)	(2,068.0)
Proceeds from short-term borrowing	2,436.9	3,761.0
Principal repayments on short-term borrowing	(2,881.9)	(3,665.9)
Proceeds from issuance of long-term debt	2,470.6	1,479.6
Proceeds from sale of common equity put options	5.8	—
Payment of contingent consideration	(15.0)	—
Net proceeds from share-based compensation arrangements	205.1	458.0
Excess tax benefit from share-based compensation arrangements	146.4	139.0
Net cash (used in) provided by financing activities	(65.9)	103.7
Effect of currency rate changes on cash and cash equivalents	(34.6)	(2.9)
Net increase in cash and cash equivalents	508.1	332.6
Cash and cash equivalents at beginning of period	3,234.4	2,090.4
Cash and cash equivalents at end of period	$3,742.5	$2,423.0

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Nine-Month Periods Ended September 30,
	2014	2013
Supplemental schedule of non-cash investing and financing activity:
Acquisition date fair value of contingent consideration issued in business combinations	$1,060.0	$—
Change in net unrealized (gain) loss on marketable securities available for sale	$(196.9)	$(216.2)
Investment in NantBioScience, Inc. preferred equity	$90.0	$—
Supplemental disclosure of cash flow information:
Interest paid	$126.2	$67.4
Income taxes paid	$275.0	$226.2

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

Our primary commercial stage products include REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, VIDAZA® , azacitidine for injection (generic version of VIDAZA®), THALOMID® (inclusive of Thalidomide CelgeneTM), OTEZLA® and ISTODAX®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. We began recognizing revenue related to OTEZLA® during the second quarter of 2014.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Acquisition

Nogra Pharma Limited (Nogra): On April 23, 2014, we entered into a license agreement with Nogra, pursuant to which Nogra granted us an exclusive, royalty-bearing license in its intellectual property relating to GED-0301, an antisense oligonucleotide targeting Smad7, to develop and commercialize products containing GED-0301 for the treatment of Crohn’s disease and other indications. A phase II trial of GED-0301 in patients with active Crohn's disease has been completed and we plan to initiate the phase III program for the use of GED-0301 in Crohn's disease before year-end 2014.
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

The fair value of the acquired IPR&D asset was based on the present value of expected net cash flows from the GED-0301 product candidate. Net cash flows were determined by estimating future sales, net of the costs to complete development of GED-0301 into a commercially viable product. Estimated net cash flows were adjusted to reflect the probability of successfully developing a new drug from a product candidate that has completed a phase II trial. Additionally, the projections considered the relevant market sizes and growth factors and the nature and expected timing of a new product introduction. The resulting net cash flows from such potential products include our estimates of cost of sales, operating expenses, and income taxes. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the project and uncertainties in the economic estimates used in the projections described above. The acquired IPR&D asset is accounted for as an indefinite-lived intangible asset until regulatory approval in a major market or discontinuation.

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

4. Earnings Per Share (Note 1)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(Amounts in millions, except per share)	2014	2013	2014	2013
Net income	$508.5	$372.5	$1,386.0	$1,235.5
Weighted-average shares:
Basic	799.6	824.5	803.5	829.5
Effect of dilutive securities:
Options, restricted stock units and other incentives	33.2	33.2	32.9	31.5
Diluted	832.8	857.7	836.4	861.0
Net income per share:
Basic	$0.64	$0.45	$1.72	$1.49
Diluted	$0.61	$0.43	$1.66	$1.43

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 13.7 million and 8.2 million shares for the three-month periods ended September 30, 2014 and 2013, respectively. The total number of potential shares of common stock excluded was 17.9 million and 10.2 million shares for the nine-month periods ended September 30, 2014 and 2013, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program: In April 2014, our Board of Directors approved an increase of $4.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to $13.500 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month period ended September 30, 2014, we sold put options on $200.0 million notional amount of shares of our common stock, which expired unexercised in September 2014, and recorded a gain from the premium of $3.6 million, which was recorded on the Consolidated Statements of Income in other income (expense), net. During the nine-month period ended September 30, 2014, we recorded a net gain of $9.9 million from selling put options on our common stock. At September 30, 2014, we had no outstanding put options.

We have purchased 2.8 million and 16.7 million shares of common stock under the share repurchase program from all sources at a total cost of $251.6 million and $2.388 billion during the three- and nine-month periods ended September 30, 2014, respectively. As of September 30, 2014, we had a remaining share repurchase authorization of $3.680 billion.

5. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	—	129.6	355.1	(32.5)	452.2
Amounts reclassified from accumulated other comprehensive income	—	2.7	3.6	—	6.3
Net current-period other comprehensive income (loss)	—	132.3	358.7	(32.5)	458.5
Balance September 30, 2014	$(6.9)	$269.6	$322.7	$(32.9)	$552.5

Balance December 31, 2012	$(10.1)	$4.2	$(16.0)	$(27.8)	$(49.7)
Other comprehensive income (loss) before reclassifications	—	137.6	(3.2)	22.0	156.4
Amounts reclassified from accumulated other comprehensive income	—	4.4	(11.6)	—	(7.2)
Net current-period other comprehensive income (loss)	—	142.0	(14.8)	22.0	149.2
Balance September 30, 2013	$(10.1)	$146.2	$(30.8)	$(5.8)	$99.5

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
		2014	2013	2014	2013
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$1.3	$12.0	$(1.7)	$7.6
Treasury rate lock agreements	Interest (expense)	(0.9)	(0.9)	(2.6)	(2.5)
	Income tax benefit (expense)	—	0.3	—	6.5
Interest rate swap agreements	Interest (expense)	(0.3)	—	(0.5)	—
	Income tax benefit (expense)	0.5	—	1.2	—

Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(1.2)	(3.0)	(4.2)	(6.2)
	Income tax benefit (expense)	0.4	0.8	1.5	1.8
Total reclassification, net of tax		$(0.2)	$9.2	$(6.3)	$7.2

6. Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and the valuation techniques we utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts and interest rate swap contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any Level 3 assets. Our Level 1 liability relates to our publicly traded contingent value rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a description of the CVRs. Our Level 2 liabilities relate to foreign currency forward contracts and interest rate swap contracts. Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester), contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila Therapeutics, Inc. (Avila) acquisition, and contingent consideration related to undeveloped product rights, regulatory and sales milestones as well as tiered royalties on sales of licensed products resulting from the acquisition of Nogra. The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $575.0 million, respectively, and $1.865 billion plus amounts based on sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at September 30, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,118.2	$717.6	$2,400.6	$—
Forward currency contracts	369.2	—	369.2	—
Total assets	$3,487.4	$717.6	$2,769.8	$—
Liabilities:
Contingent value rights	$(146.7)	$(146.7)	$—	$—
Interest rate swaps	(10.3)	—	(10.3)	—
Other acquisition related contingent consideration	(1,250.9)	—	—	(1,250.9)
Total liabilities	$(1,407.9)	$(146.7)	$(10.3)	$(1,250.9)

	Balance at December 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,452.6	$433.1	$2,019.5	$—
Cash equivalents	20.0	—	20.0	—
Total assets	$2,472.6	$433.1	$2,039.5	$—
Liabilities:
Forward currency contracts	$(9.2)	$—	$(9.2)	$—
Contingent value rights	(118.1)	(118.1)	—	—
Interest rate swaps	(49.6)	—	(49.6)	—
Other acquisition related contingent consideration	(228.5)	—	—	(228.5)
Total liabilities	$(405.4)	$(118.1)	$(58.8)	$(228.5)

There were no security transfers between Levels 1 and 2 during the nine-month periods ended September 30, 2014 and 2013. The following table represents a roll-forward of the fair value of Level 3 instruments:

	Nine-Month Periods Ended September 30,
	2014	2013
Liabilities:
Balance at beginning of period	$(228.5)	$(198.1)
Amounts acquired or issued	(1,060.0)	—
Net change in fair value	17.6	(8.9)
Settlements	20.0	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,250.9)	$(207.0)

Level 3 liabilities outstanding as of September 30, 2014 primarily consisted of contingent consideration related to the acquisitions of Avila and Nogra. The $1.022 billion net increase in the fair value of Level 3 liabilities in 2014 included $1.060 billion from the May 2014 acquisition of Nogra, offset slightly by a $20.0 million milestone payment related to our acquisition of Avila. The $17.6 million net reduction in fair value of our Level 3 liabilities during the nine-month period ended September 30, 2014 included a $58.0 million reduction in the fair value of our contingent consideration payable to the former shareholders of Avila due to an adjustment to the probability weighted forecasted cash flows related to CC-292 compared to prior estimates. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Income as acquisition related charges, net. The adjustment to the probability weighted forecasted cash flows related to CC-292 also resulted in a reduction in the value of the IPR&D asset recorded in the purchase of Avila (see Note 10).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Derivative Instruments and Hedging Activities

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates. We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts. In instances where these financial instruments are accounted for as cash flow hedges or fair value hedges we may from time to time terminate the hedging relationship. If a hedging relationship is terminated we generally either settle the instrument or enter into an offsetting instrument.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at September 30, 2014 and December 31, 2013 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2014 and December 31, 2013:

	Notional Amount
Foreign Currency	September 30, 2014	December 31, 2013
Australian Dollar	$19.7	$—
British Pound	360.8	279.4
Canadian Dollar	79.9	—
Euro	3,437.7	3,318.2
Japanese Yen	567.8	559.1
Total	$4,465.9	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of September 30, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2014 and December 31, 2013 were $897.2 million and $878.5 million, respectively.

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

Forward Starting Interest Rate Swaps: In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated OCI was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. There were no forward starting swaps outstanding as of September 30, 2014.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations.

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $15.3 million and $21.9 million during the nine-month periods ended September 30, 2014 and 2013, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at September 30, 2014 and December 31, 2013:

	Notional Amount
	September 30, 2014	December 31, 2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	350.0	—
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	850.0	850.0
4.000% senior notes due 2023	100.0	150.0
Total	$2,600.0	$2,300.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$168.6	Other current assets	$41.1
	Other current liabilities	—	Other current liabilities	0.2
	Other non-current assets	213.6	Other non-current assets	8.4
	Other non-current liabilities	0.1	Other non-current liabilities	0.7

Interest rate swap agreements	Other current assets	15.8	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	27.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	48.9	Other current assets	6.6
	Other current liabilities	1.4	Other current liabilities	6.4

Interest rate swap agreements	Other non-current assets	1.4	Other non-current assets	—
Total		$449.8		$90.9

	December 31, 2013
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$63.6	Other current assets	$24.9
	Other current liabilities	41.5	Other current liabilities	84.7
	Other non-current assets	60.6	Other non-current assets	41.9
	Other non-current liabilities	4.3	Other non-current liabilities	25.6
Interest rate swap agreements	Other current assets	17.1	Other current assets	—
	Other non-current liabilities	—	Other non-current liabilities	68.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	11.3	Other current assets	0.7
	Other current liabilities	6.0	Other current liabilities	18.7
Interest rate swap agreements	Other current assets	0.1	Other current assets	—
	Other non-current assets	1.5	Other non-current assets	—
Total		$206.0		$264.8

* Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2014 and 2013:

	Three-Month Period Ended September 30, 2014
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$382.8	Net product sales	$1.3	Other income, net	$(16.4)	(2)
Treasury rate lock agreements	$—	Interest expense	$(0.9)
Interest rate swap agreements	$—	Interest expense	$(0.3)

(1) Net gains of $132.0 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net losses recognized in income represents $18.6 million of losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $2.2 million in gains related to the ineffective portion of the hedging relationships.

	Three-Month Period Ended September 30, 2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$(89.8)	Net product sales	$11.9	Other income, net	$5.1	(1)
Treasury rate lock agreements	$—	Interest expense	$(0.9)

(1) The amount of net gains recognized in income represents $5.3 million of gains related to amounts excluded from the assessment of hedge effectiveness and $0.2 million of losses related to the ineffective portion of the hedging relationships.

	Nine-Month Period Ended September 30, 2014
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$374.9	Net product sales	$(1.7)	Other income, net	$(19.2)	(2)
Treasury rate lock agreements	$—	Interest expense	$(2.6)
Interest rate swap agreements	$(32.4)	Interest expense	$(0.5)	Other income, net	$(3.6)	(3)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) Net gains of $132.0 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net losses recognized in income represents $22.1 million of losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $2.9 million in gains related to the ineffective portion of the hedging relationships.
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

(1) The amount of net gains recognized in income represents $7.3 million of gains related to amounts excluded from the assessment of hedge effectiveness and $1.7 million in gains related to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$10.3	$9.8	$31.2	$21.8

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument		2014	2013	2014	2013
Foreign exchange contracts	Other income (expense), net	$55.4	$(27.0)	$44.3	$(42.2)
Put options on our common stock	Other income (expense), net	$3.6	$—	$9.9	$—

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $2.285 billion and $1.697 billion at September 30, 2014 and December 31, 2013, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$1,012.8	$0.4	$(0.7)	$1,012.5
U.S. government-sponsored agency securities	195.5	0.2	(0.2)	195.5
U.S. government-sponsored agency MBS	556.4	0.7	(3.6)	553.5
Non-U.S. government, agency and Supranational securities	19.9	—	(0.1)	19.8
Corporate debt - global	438.8	1.1	(0.6)	439.3
Asset backed securities	180.2	—	(0.2)	180.0
Marketable equity securities	299.9	418.2	(0.5)	717.6
Total available-for-sale marketable securities	$2,703.5	$420.6	$(5.9)	$3,118.2

December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$795.2	$0.3	$(0.4)	$795.1
U.S. government-sponsored agency securities	208.9	0.2	(0.2)	208.9
U.S. government-sponsored agency MBS	450.8	0.1	(6.9)	444.0
Non-U.S. government, agency and Supranational securities	10.4	—	—	10.4
Corporate debt - global	379.2	1.1	(0.6)	379.7
Asset backed securities	181.6	—	(0.2)	181.4
Marketable equity securities	212.9	220.2	—	433.1
Total available-for-sale marketable securities	$2,239.0	$221.9	$(8.3)	$2,452.6

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded. The increase in net unrealized gains in marketable equity securities during the nine-month period ended September 30, 2014 primarily reflects the increase in market value for certain equity investments subsequent to December 31, 2013.

Duration periods of available-for-sale debt securities at September 30, 2014 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$438.1	$438.6
Duration of one through three years	1,760.3	1,758.7
Duration of three through five years	205.2	203.3
Total	$2,403.6	$2,400.6

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Inventory

A summary of inventories by major category at September 30, 2014 and December 31, 2013 follows:

	September 30, 2014	December 31, 2013
Raw materials	$174.0	$147.4
Work in process	114.4	99.6
Finished goods	83.6	93.4
Total	$372.0	$340.4

10. Intangible Assets and Goodwill

Intangible Assets: Our finite lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis) and Avila acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Nogra and Gloucester acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 11.3 years.

The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

September 30, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,183.1)	$2,222.8
Technology	333.7	(123.2)	210.5
Licenses	66.2	(17.0)	49.2
Other	42.6	(21.9)	20.7
	3,848.4	(1,345.2)	2,503.2
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.1	$(1,345.2)	$4,131.9

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,026.4)	$2,379.5
Technology	333.7	(87.4)	246.3
Licenses	66.2	(13.9)	52.3
Other	42.5	(18.8)	23.7
	3,848.3	(1,146.5)	2,701.8
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,986.2	$(1,146.5)	$2,839.7

The $1.491 billion increase in the gross carrying value of intangible assets during the nine-month period ended September 30, 2014 was primarily due to the addition of $1.620 billion of IPR&D from the Nogra acquisition, partly offset by a $129.2 million impairment charge recorded as research and development expense to write down the IPR&D asset recorded for the CC-292 program due to an adjustment to the probability weighted forecasted cash flows related to CC-292 compared to prior estimates. The adjustment to the probability weighted forecasted cash flows related to CC-292 also resulted in a $58.0 million reduction in the fair value of our contingent consideration payable to the former shareholders of Avila (see Note 6).

Amortization expense related to intangible assets was $65.0 million and $67.5 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $198.8 million and $201.6 million for the nine-month periods ended September 30,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014 and 2013, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2014 through 2018 is estimated to be in the range of approximately $255.0 million to $265.0 million annually.

Goodwill: At September 30, 2014, our goodwill related to the April 2014 Nogra acquisition (see Note 3), the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The carrying value of goodwill increased by $150.0 million to $2.191 billion as of September 30, 2014 compared to December 31, 2013 due to the Nogra acquisition.

11. Debt

Senior Notes: Summarized below are the carrying values of our senior notes at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
2.450% senior notes due 2015	$508.2	$513.9
1.900% senior notes due 2017	500.3	499.9
2.300% senior notes due 2018	400.1	399.0
2.250% senior notes due 2019	498.8	—
3.950% senior notes due 2020	495.4	484.6
3.250% senior notes due 2022	991.1	956.6
4.000% senior notes due 2023	704.0	696.3
3.625% senior notes due 2024	996.7	—
5.700% senior notes due 2040	249.6	249.6
5.250% senior notes due 2043	396.6	396.6
4.625% senior notes due 2044	996.5	—
Total long-term debt	$6,737.3	$4,196.5

At September 30, 2014, the fair value of our outstanding Senior Notes was $6.866 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

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

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of September 30, 2014, a balance of $53.3 million in losses remained in OCI related to these derivative instruments and will be recognized as interest expense over the life of the notes.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2014, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding at September 30, 2014 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of September 30, 2014, we had a balance of $32.7 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $8.8 million related to the settlement of swap contracts during the nine months ended September 30, 2014. As of December 31, 2013, we had a balance of $32.1 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements.

Commercial Paper: The carrying value of Commercial Paper as of September 30, 2014 and December 31, 2013 was $100.0 million and $544.8 million, respectively, and approximated its fair value. The effective interest rate on our outstanding Commercial Paper at September 30, 2014 was 0.3%.

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

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of September 30, 2014 and December 31, 2013 there were no outstanding borrowings under the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of September 30, 2014.

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

On June 18, 2014, our stockholders approved an amendment of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 228.0 million shares of Common Stock (after giving effect to the Stock Split), which includes 18.0 million new post-split shares of Common Stock; and an extension of the term of the Plan through April 16, 2024.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2014 and 2013:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$6.8	$6.1	$18.8	$12.6
Research and development	48.4	41.7	141.2	100.5
Selling, general and administrative	56.2	44.2	159.2	114.3
Total share-based compensation expense	111.4	92.0	319.2	227.4
Tax benefit related to share-based compensation expense	31.4	29.9	92.4	66.1
Reduction in income	$80.0	$62.1	$226.8	$161.3

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We utilize share-based compensation in the form of stock options, RSUs and PSUs. The following table summarizes the activity for stock options, RSUs and PSUs for the nine-month period ended September 30, 2014 (in millions unless otherwise noted):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2013	79.2	10.2	115
Changes during the Year:
Granted	10.6	1.8	48
Exercised / Released	(9.6)	(2.2)	(24)
Forfeited	(1.3)	(0.3)	(6)
Outstanding at September 30, 2014	78.9	9.5	133

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2014 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$500.3	$277.8	$6.3
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.3	1.8

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the nine-month period ended September 30, 2014 gross unrecognized tax benefits increased by $29.2 million, primarily from

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrecognized tax benefits related to current year operations of $31.9 million and accrued interest of $5.0 million, partially offset by a net decrease in unrecognized tax benefits related to ongoing examinations and settlements of tax positions taken in prior years of $7.7 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Agreements

From time to time, we enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments and profit sharing. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. We do not consider any of the following arrangements to be material. See Note 17 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2014. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the nine months ended September 30, 2014:

Sutro Biopharma, Inc. (Sutro): In December 2012, we entered into a collaboration and license agreement with Sutro for the development of an antibody drug conjugate (ADC) and a bispecific antibody construct (BAC).  Sutro controls and conducts initial development activities.  We have the right to select one ADC among a number of different sequence-payload combinations and positional variants, and one BAC.  Sutro will provide adequate quantities of any selected ADC and selected BAC to allow us to conduct all necessary preclinical studies, including toxicology and pharmacokinetics studies.

Under the terms of the 2012 agreement, Sutro received payments totaling $35.0 million, which included an equity investment and other rights. In addition, the 2012 collaboration and license agreement includes certain development and regulatory milestones that could total up to $204.0 million for a selected ADC if approved in multiple indications, and up to $279.0 million for a selected BAC if approved in multiple indications, as well as tiered royalties based on annual net sales of licensed products.

In September 2014, we entered into a second collaboration and license agreement with Sutro to jointly develop up to six prioritized anti-cancer BACs and/or ADCs directed primarily to immune-oncology targets. Sutro will control and conduct initial development activities. We have the right to advance any BAC and/or ADC to investigational new drug (IND)-enabling studies or to designate it as a development candidate, and in either case, we would then have the sole right and responsibility for development activities, although Sutro would still have certain limited manufacturing and supply obligations.

Under the terms of the 2014 agreement, Sutro received payments totaling $95.0 million, which includes an equity investment that increases our ownership to approximately 15%, rights with respect to manufacturing and supply of BAC and ADC development candidates, and an option to acquire all of the outstanding equity of Sutro based on a pre-specified valuation procedure. The option is exercisable beginning September 2016 and expires upon the termination of the research term (as extended).

For a future one-time payment, we have the right to obtain access to Sutro’s proprietary protein expression platform to use in conjunction with our intellectual property. Additionally, we have the right to have Sutro evaluate the performance of certain monospecific ADCs directed against up to five non-natural amino acid targets, and reengineer, express, and provide antibodies which incorporate a single non-natural amino acid sequence in a number of preferred locations.

The research term of the collaboration and license agreement is three years, with an extension available for an additional one-and-a-half years for a payment of an additional fee. We have worldwide commercialization rights for development candidates in which at least one binding domain is directed to a certain undisclosed target, plus the first development candidate which does not include at least one binding domain directed to that certain undisclosed target but which achieves IND clearance in the U.S. For all other development candidates, Sutro has U.S. rights, while we have all ex-U.S. rights.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the terms of the 2014 agreement, Sutro is eligible to receive research and manufacturing milestones of up to $75.0 million, clinical development and regulatory approval milestones of up to $275.0 million for each compound selected under the collaboration if approved in multiple indications, as well as tiered royalties based on annual net sales of licensed products.

The collaboration and license agreement may be terminated by us for convenience on a program-by-program basis upon one hundred twenty (120) days prior written notice, or by either party for material breach, intellectual property challenge, or bankruptcy by the other party. With certain exceptions, the collaboration and license agreement expires in its entirety upon the expiration of all applicable royalty terms under the Agreement.

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

On March 21, 2014, we entered into a second collaboration arrangement with FORMA, pursuant to which FORMA granted us an option for an additional fee to license the rights to select current and future FORMA drug candidates during a term of three and one half years. We agreed to pay an upfront payment of $225.0 million. In addition, with respect to each licensed drug candidate, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, with such amounts being variable and contingent on various factors. With respect to each licensed drug candidate, we will assume responsibility for all global development activities and costs after completion of phase I clinical trials. FORMA will retain U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations with successive terms of two years each for additional payments totaling approximately $375.0 million. If we exercise our option to enter into both of these additional collaborations, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly owned assets within FORMA at that time.
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
In addition to the collaboration arrangements described above, we entered into new collaborative arrangements during the nine months ended September 30, 2014 that include the potential for future milestone payments of up to an aggregate of $52.5 million related to the attainment of specified developmental, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.
A financial summary of certain period activity related to our collaboration agreements is presented below1,2:

		Three-Month Periods Ended September 30,
		Research and Development Expense			Selling, General and Administrative Expense
		Upfront Fees	Milestones	Amortization of Prepaid R&D and Intangibles		Equity Investments Made During Period
Acceleron	2014	$—	$—	$—	$—	$—
	2013	—	—	—	—	10.0
Acetylon	2014	—	—	4.3	—	—
	2013	50.0	—	0.6	—	10.0
Agios	2014	—	—	—	—	—
	2013	—	—	—	—	12.8
bluebird	2014	—	—	0.1	—	—
	2013	—	—	—	—	—
Morphosys	2014	—	—	—	—	—
	2013	94.3	—	—	—	61.3
Sutro(3)	2014	72.6	—	0.1	—	11.9
	2013	—	—	0.5	—	—
Other Collaboration Arrangements	2014	6.0	6.8	0.4	—	27.0
	2013	27.0	—	0.8	—	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Nine-Month Periods Ended September 30,
		Research and Development Expense			Selling, General and Administrative Expense
		Upfront Fees	Milestones	Amortization of Prepaid R&D and Intangibles		Equity Investments Made During Period
Acceleron(4)	2014	$—	$—	$—	$—	$52.4
	2013	—	10.0	—	—	10.0
Acetylon	2014	—	—	11.4	—	—
	2013	50.0	—	0.6	—	10.0
Agios	2014	—	—	—	—	13.0
	2013	—	—	—	—	12.8
bluebird	2014	—	—	0.1	—	—
	2013	74.7	—	—	—	—
Epizyme	2014	—	—	—	—	9.9
	2013	—	—	—	—	1.0
FORMA	2014	225.0	—	0.1	—	—
	2013	23.8	—	—	—	—
Morphosys	2014	—	—	—	—	—
	2013	94.3	—	—	—	61.3
NantBioScience	2014	50.0	—	—	25.0	90.0
Sutro(3)	2014	72.6	—	0.2	—	11.9
	2013	—	—	1.6	—	—
Other Collaboration Arrangements	2014	54.0	7.3	6.9	—	47.9
	2013	106.0	1.0	1.7	—	8.9
A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	September 30, 2014	$—	$139.5	14%
	December 31, 2013	—	127.2	11%
Acetylon	September 30, 2014	24.3	25.0	10%
	December 31, 2013	35.7	25.0	10%
Agios	September 30, 2014	—	307.6	14%
	December 31, 2013	—	113.0	15%
bluebird	September 30, 2014	0.1	—	N/A
	December 31, 2013	0.2	—	N/A
Epizyme	September 30, 2014	—	99.6	11%
	December 31, 2013	—	69.4	12%
FORMA	September 30, 2014	0.1	—	N/A
	December 31, 2013	0.2	—	N/A
Morphosys	September 30, 2014	—	78.2	3%
	December 31, 2013	—	61.4	3%
NantBioScience	September 30, 2014	—	90.0	14%
Sutro(3)	September 30, 2014	12.8	17.6	15%
	December 31, 2013	2.5	5.7	6%
Other Collaboration Arrangements	September 30, 2014	32.0	78.3	N/A
	December 31, 2013	23.1	49.5	N/A

[1]
Activity and balances are presented specifically for notable new collaborations and for those collaborations which we have described in detail in our 2013 Annual Report on Form 10-K if there has been new activity during the periods presented. Amounts related to collaborations that are not specifically described are presented in the aggregate as Other Collaboration Arrangements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

[2]	In addition to the expenses noted in the tables above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

[3]
Based on our assessment of the fair value of the components of the September 2014 agreement with Sutro, our payments of $95.0 million were allocated as $72.6 million of upfront collaboration expense, $11.9 million of equity investment asset, $9.0 million of manufacturing rights asset and $1.5 million of option to acquire asset.

[4]
Our additional equity investment in Acceleron made in the second quarter of 2014 was transacted at a price per share that exceeded the market value of Acceleron publicly traded common stock on the transaction closing date, resulting in an expense for the premium of $9.7 million that was recorded in the Consolidated Statements of Income as other income (expense), net in the second quarter of 2014.

15. Commitments and Contingencies

Collaboration Arrangements: We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. See Note 14 for additional details related to collaboration arrangements.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A claim construction decision was issued on May 27, 2014. Fact discovery closed on August 4, 2014. On October 23, 2014, the court denied: (i) Natco’s motion to limit the patent claims asserted by Celgene and (ii) Natco’s motion to dismiss its inequitable-conduct claims and strike Celgene’s unclean-hands defense. In addition, the court granted Celgene’s motion to bifurcate and stay expert discovery pertaining to the REMS patents. All other expert discovery is ongoing. No trial date has been set.

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

We received a third Notice Letter from Natco dated April 3, 2014, notifying us of Natco’s Paragraph IV certifications against five patents, including United States Patent Nos. 8,404,717 (already in suit), 8,530,498; 8,589,188; 8,626,531; and 8,648,095. On May 15, 2014, we filed an infringement action in the United States District Court for the District of New Jersey against Natco, Arrow and Watson. Natco filed its answer and counterclaim on June 13, 2014, and asserts that our patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic products. A scheduling order has yet to be issued.

ABRAXANE®: On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell and importing of ABRAXANE® brand drug infringes claims of United States Patent No. RE40,493. The plaintiffs are seeking damages and injunctive relief. On December 3, 2013, the court issued an order construing certain claim terms. Based on that order, on March 18, 2014, the parties agreed to a judgment of noninfringement in Celgene’s favor. On April 15, 2014, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit seeking a review of the lower court’s construction of certain claim terms. On April 22, 2014 we filed a Notice of Cross-Appeal seeking review of certain terms defined in the lower court’s order.

On May 23, 2014, the plaintiffs filed a motion to dismiss our cross-appeal, which motion was denied on June 30, 2014. On July 7, 2014, the plaintiffs filed an opening brief relating to the appeal. We filed our opening brief in August 18, 2014. Plaintiffs' reply brief is due on October 30, 2014 and our reply is due on November 6, 2014. Once briefing is complete, the Court will schedule a hearing on the appeal and cross-appeal.

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

On August 4, 2014, we received a Notice Letter from InnoPharma, Inc. (InnoPharma) notifying us of Innopharma's ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against U.S. Patent Nos. 7,608,280 and 7,611,724 (the '280 and '724 patents) that are listed in the Orange Book for ISTODAX®.

On September 12, 2014, Celgene and Astellas Pharma Inc., filed an infringement action in the United States District Court for the District of Delaware against InnoPharma. InnoPharma has not yet answered the complaint. As a result of the filing of our action, the FDA cannot grant final approval of InnoPharma's ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) May 5, 2017.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. Oral arguments on our motion to dismiss is scheduled for December 12, 2014. A scheduling order has not yet been issued in this case. We intend to vigorously defend against Mylan’s claims.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations. In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. The DOJ retains the right to intervene in these actions at any time. Additionally, while several states have similarly declined to intervene in some of these actions, they also retain the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. On April 25, 2014, we filed a motion to dismiss the complaint in the remaining (Central District of California) action (Brown Action). The plaintiff filed an opposition to our motion to dismiss on May 23, 2014. The DOJ as well as several state Attorneys General also filed Statements of Interest opposing certain arguments made in our motion to dismiss. The judge issued an order on July 10, 2014 largely denying our motion to dismiss, but granting in part our motion with respect to certain state claims. We filed our answer to the complaint on August 28, 2014. We intend to vigorously defend against the remaining claims in the Brown Action.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In a related matter, in July 2014, we received a letter purportedly on behalf of two stockholders that demands, primarily on the basis of the allegations in the Brown Action, that our board of directors take action on the Company’s behalf to correct alleged deficiencies in the Company’s internal controls and to recover from current and past directors and officers damages those stockholders allege to have resulted from breaches of fiduciary duties related to the matters alleged in the Brown Action. Our Board has formed a Demand Investigation Committee of directors to consider the issues raised in the stockholders’ letter, and the committee has retained independent counsel to assist it.
On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement. CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect. In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. A scheduling conference was held on February 11, 2014 and the court ordered fact discovery to be completed by December 15, 2014. No trial date has as yet been set by the court. On July 8, 2014, CR Rev Holdings, LLC (“CR Rev”) filed a complaint against Celgene in the same action. CR Rev alleges that CMCC sold and assigned a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID® to CR Rev. CR Rev has alleged identical causes of action with respect to REVLIMID® as those alleged by CMCC, and seeks unspecified damages and a declaration that the license agreement is still in effect. We intend to vigorously defend against CMCC's and CR Rev’s claims. As of September 30, 2014, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $72.4 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through September 30, 2014, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after September 30, 2014.

In the second quarter of 2014, we received a Health Insurance Portability and Accountability Act (HIPAA) subpoena from the United States Attorney’s Office for the District of Massachusetts requesting certain documents relating to an investigators meeting in 2011 with respect to a clinical study relating to ABRAXANE®. The Company is cooperating with the United States Attorney in connection with this subpoena.

In October 2014, a complaint was filed in Delaware Chancery Court by a stockholder asserting derivative claims on behalf of the Company against the non-employee members of the Board of Directors. The complaint alleges that equity grants made to non-employee directors in 2012 and 2013 were excessive compared to the equity grants to directors of peer companies, and that the award of such allegedly excessive compensation constituted a breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint seeks equitable relief, disgorgement of the alleged excess compensation, modification of the Company’s compensation process to limit the equity awards that may be granted to non-employee directors, and attorneys’ fees and other costs. The Company is a nominal defendant in the case. Neither the Company nor the individual defendants have yet responded to the complaint.

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

Our primary commercial stage products include REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, VIDAZA® , azacitidine for injection (generic version of VIDAZA®), THALOMID® (inclusive of Thalidomide CelgeneTM), OTEZLA® and ISTODAX®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. OTEZLA® is currently under review for plaque psoriasis and psoriatic arthritis in the European Union. Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of products and services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing agreements. The diseases that our primary commercial stage products are approved to treat are described below for the major markets of the United States, the European Union and Japan. Approvals in other international markets are indicated in the aggregate for the disease indication that most closely represents the majority of the other international approvals.

REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma (MM), in combination with dexamethasone, in patients who have received at least one prior therapy	- United States - European Union - Japan - Other international markets
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	- United States - Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	- European Union
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	- Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib	- United States
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
Multiple myeloma for patients who have received at least two prior therapies, including lenalidomide and bortezomib and have demonstrated disease progression on or within 60 days of completion of the last therapy
- United States
Relapsed and refractory multiple myeloma, in combination with dexamethasone, for adult patients who have received at least two prior therapies including both lenalidomide and bortezomib and have demonstrated disease progression on the last therapy
- European Union
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
Thalomid in combination with dexamethasone is indicated for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma
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
OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. OTEZLA® received approval from the FDA for active psoriatic arthritis in March 2014 and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® has been submitted for approval in the European Union for the treatment of plaque psoriasis and psoriatic arthritis. OTEZLA® is approved for the treatment of patients as indicated below:

Disease	Geographic Approvals
Adult patients with active psoriatic arthritis	- United States (Approved March 2014)
Patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy	- United States (Approved September 2014)
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

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and MDS. POMALYST®/IMNOVID® was approved in the United States and the European Union for indications in multiple myeloma based on phase II and phase III results, respectively, and additional phase III trials are underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. Phase III trials are also underway for VIDAZA® and CC-486 in MDS and AML and ISTODAX® in first-line PTCL. In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase II/III programs for ankylosing spondylitis, Behçet's disease, atopic dermatitis and ulcerative colitis. Also in the inflammation and immunology therapeutic area, we have acquired a global development and commercialization license to GED-0301 and we plan to initiate the phase III program for the use of GED-0301 in Crohn's disease before year-end 2014.

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

The following table summarizes total revenue and earnings for the three-month periods ended September 30, 2014 and 2013 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2014	2013
Total revenue	$1,982.2	$1,674.4	$307.8	18.4%
Net income	$508.5	$372.5	$136.0	36.5%
Diluted earnings per share	$0.61	$0.43	$0.18	41.9%

Revenue increased by $307.8 million in the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and ABRAXANE®, partially offset by a reduction in sales of VIDAZA® in the U.S. following the September 2013 launch in the U.S. of a generic version of VIDAZA®. POMALYST®/IMNOVID® was approved by the FDA in February 2013 and by the EC in August 2013. The $136.0 million increase in net income and $0.18 increase in diluted earnings per share in the current year quarter were primarily due to a higher level of net product sales and a $82.9 million decrease in collaboration arrangement related research and development expenses, partly offset by a $129.2 million impairment charge related to an in-process research and development (IPR&D) intangible, expenses associated with our growing organization to support inflammation and immunology products and product candidates, and an increase in selling and marketing activities primarily related to launch activities in recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

The following table summarizes total revenue and earnings for the nine-month periods ended September 30, 2014 and 2013 (dollar amounts in millions, except per share data):

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2014	2013
Total revenue	$5,584.9	$4,738.0	$846.9	17.9%
Net income	$1,386.0	$1,235.5	$150.5	12.2%
Diluted earnings per share	$1.66	$1.43	$0.23	16.1%

Revenue increased by $846.9 million in the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and ABRAXANE®, partially offset by a reduction in sales of VIDAZA® in the U.S. following the September 2013 launch in the U.S. of a generic version of VIDAZA®. The $150.5 million increase in net income and $0.23 increase in diluted earnings per share in the current nine-month period were primarily due to a higher level of net product sales partly offset by an increase in expenses, including the $129.2 million impairment charge noted above, $61.5 million increase in collaboration arrangement related research and development expenses, increase in drug discovery and development activities, expenses associated with our growing organization to support inflammation and immunology products and product candidates and an increase in selling and marketing activities primarily related to launch activities in recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

Results of Operations

Three-Month Periods Ended September 30, 2014 and 2013

Total Revenue: Total revenue and related percentage changes for the three-month periods ended September 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Three-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2014	2013
Net product sales:
REVLIMID®	$1,300.0	$1,089.8	$210.2	19.3%
ABRAXANE®	212.2	169.6	42.6	25.1%
POMALYST®/IMNOVID®	181.1	89.5	91.6	102.3%
VIDAZA®	157.8	220.4	(62.6)	(28.4)%
azacitidine for injection	19.9	—	19.9	N/M
THALOMID®	51.9	60.0	(8.1)	(13.5)%
OTEZLA®	17.6	—	17.6	N/M
ISTODAX®	15.7	14.0	1.7	12.1%
Other	0.6	0.7	(0.1)	(14.3)%
Total net product sales	$1,956.8	$1,644.0	$312.8	19.0%
Collaborative agreements and other revenue	2.2	2.2	—	—%
Royalty revenue	23.2	28.2	(5.0)	(17.7)%
Total revenue	$1,982.2	$1,674.4	$307.8	18.4%
N/M - Not meaningful

Total revenue increased by $307.8 million, or 18.4%, to $1.982 billion for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, reflecting increases of $147.9 million, or 14.8%, in the United States and $159.9 million, or 23.7%, in international markets.

Net Product Sales: Total net product sales for the three-month period ended September 30, 2014 increased by $312.8 million, or 19.0%, to $1.957 billion compared to the three-month period ended September 30, 2013. The increase was comprised of net volume increases of $249.5 million and net price increases of $65.1 million, partially offset by a $1.8 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $210.2 million, or 19.3%, to $1.300 billion for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

ABRAXANE® net sales increased by $42.6 million, or 25.1%, to $212.2 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily due to increased unit volumes in both the U.S. and international markets and price increases in the U.S. market. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in the United States in September 2013 and European Union in December 2013.

POMALYST®/IMNOVID® net sales increased by $91.6 million, or 102.3%, to $181.1 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily due to increased unit volumes in both the U.S. and international markets. The respective net sales increases were $41.3 million in the United States and $50.3 million in international markets. IMNOVID® was approved by the EC in August 2013. Net sales of IMNOVID® for the 2013 three-month period were derived primarily from approved early access programs in Europe.

VIDAZA® net sales decreased by $62.6 million, or 28.4%, to $157.8 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily due to a $67.8 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a third party. The decrease in U.S. sales was partly offset by volume increases in international markets.

Azacitidine for injection net sales were $19.9 million for the three-month period ended September 30, 2014. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz AG (Sandoz) beginning in the fourth quarter of 2013.

THALOMID® net sales decreased by $8.1 million, or 13.5%, to $51.9 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily resulting from lower unit volumes in the U.S.

OTEZLA® net sales were $17.6 million for the three-month period ended September 30, 2014. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® is under review for plaque psoriasis and psoriatic arthritis in the European Union. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

ISTODAX® net sales increased by $1.7 million, or 12.1%, to $15.7 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily due to an increase in unit volume, partly offset by a decrease in price.

Collaborative Agreements and Other Revenue: Revenue from collaborative agreements and other sources was $2.2 million for the three-month periods ended September 30, 2014 and 2013.

Royalty Revenue: Royalty revenue decreased by $5.0 million to $23.2 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 due to decreased royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2014 and 2013 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at June 30, 2014	$12.7	$11.9	$120.4	$86.8	$231.8
Allowances for sales during prior periods	—	—	(0.6)	(1.7)	(2.3)
Allowances for sales during 2014	1.9	23.2	69.8	95.8	190.7
Credits/deductions issued for prior year sales	(0.2)	—	(3.2)	(0.1)	(3.5)
Credits/deductions issued for sales during 2014	(0.8)	(23.7)	(52.3)	(102.0)	(178.8)
Balance at September 30, 2014	$13.6	$11.4	$134.1	$78.8	$237.9

Balance at June 30, 2013	$13.7	$14.5	$119.2	$73.5	$220.9
Allowances for sales during prior periods	—	—	0.4	(2.5)	(2.1)
Allowances for sales during 2013	6.3	19.0	63.2	76.4	164.9
Credits/deductions issued for prior year sales	(1.0)	—	(2.7)	(0.2)	(3.9)
Credits/deductions issued for sales during 2013	(1.1)	(19.2)	(45.3)	(66.6)	(132.2)
Balance at September 30, 2013	$17.9	$14.3	$134.8	$80.6	$247.6

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2014 and 2013 follows:

Returns and allowances provisions decreased by $4.4 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 primarily due to a $4.8 million increase in the returns allowance recorded in the third quarter of 2013 related to VIDAZA® inventory held by certain distributors at the end of September 2013 when a generic version of VIDAZA® was launched.

Discounts provisions increased by $4.2 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, due to revenue increases in the U.S. and international markets, both of which offer discount programs.

Government rebate provisions increased by $5.6 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013. The increase was primarily due to a $6.4 million increase in Medicaid rebates and $5.8 million increase in rebates in certain international markets, which were both due to increased sales volumes. The increase was partially offset by a $6.6 million decrease in expense related to Medicare Part D Coverage Gap as a result of an adjustment to accrual rates that increased expense in the third quarter of 2013.

Chargebacks and distributor service fees provisions increased by a combined $20.2 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013. Chargebacks increased by approximately $17.3 million, including a $2.2 million increase in the TRICARE program driven by higher volume and increased rebate rates, and distributor service fees increased by approximately $2.9 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended September 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Three-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$97.7	$86.2	$11.5	13.3%
Percent of net product sales	5.0%	5.2%
Research and development	$675.1	$584.5	$90.6	15.5%
Percent of total revenue	34.1%	34.9%
Selling, general and administrative	$497.6	$448.7	$48.9	10.9%
Percent of total revenue	25.1%	26.8%
Amortization of acquired intangible assets	$63.7	$65.7	$(2.0)	(3.0)%
Acquisition related charges, net	$1.5	$33.7	$(32.2)	(95.5)%

Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $11.5 million to $97.7 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.0% for the three-month period ended September 30, 2014 compared to 5.2% for the three-month period ended September 30, 2013. The increase in the dollar value of cost of goods sold was primarily due to the higher level of REVLIMID® and ABRAXANE® net product sales. The decrease in the percent of net product sales was primarily due to increased sales of lower cost REVLIMID® and POMALYST®, partially offset by the introduction of azacitidine for injection in late 2013, which has a lower gross margin.

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

Research and development expenses increased by $90.6 million to $675.1 million for the three-month period ended September 30, 2014, compared to the three-month period ended September 30, 2013. The increase was primarily due to a $129.2 million impairment charge due to an adjustment in the probability weighted forecasted cash flows related to the CC-292 IPR&D intangible asset obtained in the acquisition of Avila Therapeutics, Inc. (Avila) and an increase in activity in support of our early- to mid-stage product pipeline, partly offset by a $82.9 million decrease in expenses related to collaboration arrangements.

The following table provides a breakdown of research and development expenses for the three-month periods ended September 30, 2014 and 2013 (in millions):

	Three-Month Periods Ended September 30,		Increase (Decrease)
	2014	2013
Human pharmaceutical clinical programs	$209.9	$215.6	$(5.7)
Other pharmaceutical programs	295.1	141.1	154.0
Drug discovery and development	72.6	47.6	25.0
Cellular therapy	7.2	7.0	0.2
Collaboration arrangements	90.3	173.2	(82.9)
Total	$675.1	$584.5	$90.6

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended September 30, 2014, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Product	Disease Indication
OTEZLA®	Behçet's
GED-0301	Crohn's disease[1]

Regulatory approval requests in major markets

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
POMALYST®	RRMM[2]	Japan	MHW[3]	Q3 2014 (Filed)

Regulatory agency actions

Product	Disease Indication	Major Market	Regulatory Agency	Action
OTEZLA®	Plaque psoriasis	U.S.	FDA	Approval

1 Planned future trial
2 Relapsed and refractory multiple myeloma
3 Ministry of Health and Welfare

Selling, General and Administrative: Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, costs related to the launch of new products or those approved for new indications, outside legal and other professional services, donations to independent non-profit patient assistance organizations and facilities costs.

Selling, general and administrative expenses increased by $48.9 million to $497.6 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013. The increase was primarily due to an increase in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended September 30, 2014 and 2013 (in millions):

	Three-Month Periods Ended September 30,
Acquisitions	2014	2013
Abraxis	$37.9	$40.0
Avila	11.8	11.9
Gloucester	13.0	12.8
Pharmion	1.0	1.0
Total amortization	$63.7	$65.7

Acquisition Related Charges, net: Acquisition related charges, net were $1.5 million and $33.7 million for the three-month periods ended September 30, 2014 and 2013, respectively. The $32.2 million decrease in the current year quarter was primarily due to a $58.0 million reduction in the fair value of our contingent consideration payable to the former shareholders of Avila due to an adjustment to the probability weighted forecasted cash flows related to CC-292 compared to prior estimates, partly offset by a $23.7 million expense in the current year quarter for accretion of our contingent liabilities related to the Nogra Pharma Limited (Nogra) acquisition.

Interest and Investment Income, Net: Interest and investment income, net increased by $1.6 million to $6.9 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 primarily due to higher investment balances compared to the prior year quarter.

Interest (Expense): Interest (expense) increased by $29.5 million to $53.5 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013 primarily due to interest expense associated with the issuance of $1.500 billion of senior notes in August 2013 and an additional $2.500 billion of senior notes in May 2014.

Other Income (Expense), Net: Other income (expense), net is summarized below for the three-month periods ended September 30, 2014 and 2013 (in millions):

	Three-Month Periods Ended September 30,
	2014	2013	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$(4.3)	$0.3	$(4.6)
Fair value adjustments of forward point amounts	(18.6)	5.3	(23.9)
Celgene puts sold	3.6	—	3.6
Impairment charges	(2.0)	—	(2.0)
Other	(1.2)	(0.5)	(0.7)
Total other income (expense), net	$(22.5)	$5.1	$(27.6)

Other income (expense), net was a net expense of $22.5 million for the three-month period ended September 30, 2014 and a net income of $5.1 million for the three-month period ended September 30, 2013. The $27.6 million increase in expense was primarily due to an unfavorable change in spreads between forward and spot rates during the three-month period ended September 30, 2014 compared to a favorable change in spreads between forward and spot rates in the 2013 period.

Income Tax Provision: The income tax provision decreased by $0.5 million to $69.0 million for the three-month period ended September 30, 2014 compared to the three-month period ended September 30, 2013, primarily as a result of a decrease in the effective tax rate for the quarter, partly offset by an increase in income before taxes. The estimated full year 2014 underlying effective tax rate of 14.4% reflects the impact of our global business footprint. The decrease in the estimated full year underlying effective tax rate from the third quarter of 2013 reflects a projected decrease in tax expense resulting from certain collaboration and acquisition-related items, including an IPR&D asset impairment charge of $129.2 million and a non-taxable gain from an associated decrease in the fair value of a contingent liability of $58.0 million, both related to the acquisition of Avila, partially offset by an increase in tax expense associated with the launch of new products. The effective tax rate for the third quarter of 2014 was decreased by 0.2 percentage points primarily resulting from a net decrease in unrecognized tax benefits related to ongoing examinations and settlements of tax positions taken in prior years. The income tax provision for the three-month period ended September 30, 2013 included an estimated full year underlying effective tax rate of 15.0% (which subsequently decreased to 12.2% when the actual 2013 full year results were achieved). The effective tax rate for the third quarter of 2013 was increased by 0.2 percentage points as a result of a net increase in unrecognized tax benefits related to ongoing examinations of tax positions taken in prior years, partially offset by tax benefits related to the filing of our 2012 income tax returns with certain items being more favorable than originally estimated.

Nine-Month Periods Ended September 30, 2014 and 2013

Total Revenue: Total revenue and related percentages for the nine-month periods ended September 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Nine-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2014	2013
Net product sales:
REVLIMID®	$3,657.5	$3,144.1	$513.4	16.3%
ABRAXANE®	612.3	447.1	165.2	36.9%
POMALYST®/IMNOVID®	477.6	184.2	293.4	159.3%
VIDAZA®	458.2	635.8	(177.6)	(27.9)%
azacitidine for injection	62.7	—	62.7	N/M
THALOMID®	164.2	183.6	(19.4)	(10.6)%
OTEZLA®	22.2	—	22.2	N/M
ISTODAX®	48.9	40.4	8.5	21.0%
Other	5.3	2.2	3.1	140.9%
Total net product sales	$5,508.9	$4,637.4	$871.5	18.8%
Collaborative agreements and other revenue	6.8	12.4	(5.6)	(45.2)%
Royalty revenue	69.2	88.2	(19.0)	(21.5)%
Total revenue	$5,584.9	$4,738.0	$846.9	17.9%
N/M - Not meaningful

Total revenue increased by $846.9 million, or 17.9%, to $5.585 billion for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, reflecting increases of $404.6 million, or 14.4%, in the United States and $442.3 million, or 23.0%, in international markets.

Net Product Sales: Total net product sales for the nine-month period ended September 30, 2014 increased by $871.5 million, or 18.8%, to $5.509 billion compared to the nine-month period ended September 30, 2013. The increase was comprised of net volume increases of $698.5 million, net price increases of $160.7 million and a $12.3 million favorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $513.4 million, or 16.3%, to $3.658 billion for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

ABRAXANE® net sales increased by $165.2 million, or 36.9%, to $612.3 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to increased unit volumes in both the U.S. and international markets. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in the United States in September 2013 and the European Union in December 2013.

POMALYST®/IMNOVID® net sales increased by $293.4 million, or 159.3%, to $477.6 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, reflecting net sales of $311.2 million in the

United States and $166.4 million in international markets. POMALYST® was approved by the FDA in February 2013 and IMNOVID® was approved by the EC in August 2013. The 2013 nine-month period included a partial period of sales in the U.S. and sales in Europe were derived primarily from approved early access programs.

VIDAZA® net sales decreased by $177.6 million, or 27.9%, to $458.2 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to a $214.6 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a third party. The decrease in U.S. sales was partly offset by volume increases in international markets.

Azacitidine for injection net sales were $62.7 million for the nine-month period ended September 30, 2014. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz beginning in the fourth quarter of 2013.

THALOMID® net sales decreased by $19.4 million, or 10.6%, to $164.2 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily resulting from lower unit volumes in the U.S. and international markets, partly offset by U.S. price increases.

OTEZLA® net sales were $22.2 million for the nine-month period ended September 30, 2014. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® is under review for plaque psoriasis and psoriatic arthritis in the European Union. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

ISTODAX® net sales increased by $8.5 million, or 21.0%, to $48.9 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to an increase in unit volume.

Collaborative Agreements and Other Revenue: Revenue from collaborative agreements and other sources decreased by $5.6 million to $6.8 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 primarily due to a $5.0 million milestone payment received in 2013 related to the approval of additional indications for ABRAXANE® in Japan. No milestone payments were received in 2014.

Royalty Revenue: Royalty revenue decreased by $19.0 million to $69.2 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 due to decreased royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2014 and 2013 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(1.9)	—	(5.7)	(8.4)	(16.0)
Allowances for sales during 2014	6.3	63.9	216.5	272.2	558.9
Credits/deductions issued for prior year sales	(3.9)	(7.9)	(74.3)	(41.9)	(128.0)
Credits/deductions issued for sales during 2014	(2.4)	(56.7)	(136.5)	(226.3)	(421.9)
Balance at September 30, 2014	$13.6	$11.4	$134.1	$78.8	$237.9

Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	(1.1)	—	(6.5)	(2.0)	(9.6)
Allowances for sales during 2013	11.6	57.5	193.4	206.2	468.7
Credits/deductions issued for prior year sales	(3.4)	(5.2)	(52.8)	(41.9)	(103.3)
Credits/deductions issued for sales during 2013	(2.5)	(49.2)	(125.1)	(142.9)	(319.7)
Balance at September 30, 2013	$17.9	$14.3	$134.8	$80.6	$247.6

A comparison of provisions for allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2014 and 2013 follows:

Returns and allowances provisions decreased by $6.1 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to a $7.9 million sales returns reserve for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies recorded during the first quarter of 2013 and a $2.0 million decrease in the returns allowance related to VIDAZA® recorded in 2014 due to reductions in inventory held by distributors. These decreases were partially offset by a $1.5 million increase in POMALYST® returns due to higher returns activity and a $2.7 million reduction in the returns allowance recorded in 2013 related to VIDAZA® inventory levels held by distributors.

Discounts provisions increased by $6.4 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to a $6.9 million increase in cash discounts in the United States due to increased sales volume. International cash discounts decreased $0.5 million as increased cash discounts due to increased sales volume were completely offset by the refinement of new product discount programs introduced into certain international markets.

Government rebates provisions increased by $23.9 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily due to a $14.0 million increase in expense related to Medicaid rebates, a $6.9 million increase in international government rebates and a $3.0 million increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $59.6 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. Chargebacks increased by approximately $48.5 million, including $5.3 million related to the TRICARE program driven by higher volume and increased rebate rates, and distributor service fees increased by approximately $11.1 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2014 and 2013 were as follows (dollar amounts in millions):

	Nine-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$282.7	$247.6	$35.1	14.2%
Percent of net product sales	5.1%	5.3%
Research and development	$1,845.7	$1,495.0	$350.7	23.5%
Percent of total revenue	33.0%	31.6%
Selling, general and administrative	$1,483.5	$1,235.8	$247.7	20.0%
Percent of total revenue	26.6%	26.1%
Amortization of acquired intangible assets	$194.7	$197.1	$(2.4)	(1.2)%
Acquisition related charges, net	$11.0	$79.4	$(68.4)	(86.1)%

Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $35.1 million to $282.7 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. The increase was primarily due to the higher level of net product sales, partly offset by the elimination of royalty payments on sales of REVLIMID® which resulted from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013. See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details of our royalty agreement and related litigation with CMCC. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.1% for the nine-month period ended September 30, 2014 compared to 5.3% for the nine-month period ended September 30, 2013, primarily due to the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above, partly offset by the introduction of azacitidine for injection in late 2013, which has a lower gross margin.

Research and Development: Research and development expenses increased by $350.7 million to $1.846 billion for the nine-month period ended September 30, 2014, compared to the nine-month period ended September 30, 2013. The increase was primarily due to a $129.2 million impairment charge due to an adjustment in the probability weighted forecasted cash flows related to the CC-292

IPR&D intangible asset obtained in the acquisition of Avila, a $61.5 million increase in expenses related to collaboration arrangements, and an increase in activity in support of our early- to mid-stage product pipeline.

The following table provides a breakdown of research and development expenses (in millions):

	Nine-Month Periods Ended September 30,		Increase
	2014	2013
Human pharmaceutical clinical programs	$596.2	$590.1	$6.1
Other pharmaceutical programs	591.5	376.2	215.3
Drug discovery and development	209.0	144.1	64.9
Cellular therapy	21.4	18.5	2.9
Collaboration arrangements	427.6	366.1	61.5
Total	$1,845.7	$1,495.0	$350.7

Selling, General and Administrative: Selling, general and administrative expenses increased by $247.7 million to $1.484 billion for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. The increase was primarily due to an increase in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®. The increase also included $25.0 million of expense related to the settlement of a contingent obligation to make matching contributions to The Chan Soon-Shiong Institute for Advanced Health.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the nine-month periods ended September 30, 2014 and 2013 (in millions):

	Nine-Month Periods Ended September 30,
Acquisitions	2014	2013
Abraxis	$117.6	$120.0
Avila	35.4	35.5
Gloucester	38.7	38.6
Pharmion	3.0	3.0
Total amortization	$194.7	$197.1

Acquisition Related Charges, net: Acquisition related charges, net were $11.0 million and $79.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The $68.4 million decrease in the current year nine-month period was primarily due to a $41.9 million reduction in expense from the change in fair value of our contingent liabilities related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis and a $49.9 million net reduction in the fair value of our contingent consideration payable to the former shareholders of Avila, partly offset by a $31.5 million expense in the current year period for accretion of our contingent liabilities related to the Nogra acquisition.

Interest and Investment Income, Net: Interest and investment income, net increased by $6.0 million to $20.6 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 primarily due to higher investment balances compared to the prior year.

Interest (Expense): Interest (expense) increased by $62.9 million to $124.4 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013 primarily due to interest expense associated with the issuance of $1.500 billion of senior notes in August 2013 and an additional $2.500 billion of senior notes in May 2014.

Other Income (Expense), Net: Other income (expense), net is summarized below for the nine-month periods ended September 30, 2014 and 2013 (in millions):

	Nine-Month Periods Ended September 30,
	2014	2013	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$(11.0)	$22.5	$(33.5)
Fair value adjustments of forward point amounts	(22.1)	7.3	(29.4)
Celgene puts sold	9.9	—	9.9
Premium paid on equity investment	(9.7)	—	(9.7)
Impairment charges	(4.0)	(18.8)	14.8
Other	(10.0)	1.0	(11.0)
Total other income (expense), net	$(46.9)	$12.0	$(58.9)

Other income (expense), net was a net expense of $46.9 million for the nine-month period ended September 30, 2014 and a net income of $12.0 million for the nine-month period ended September 30, 2013. The $58.9 million increase in expense was primarily due to the impact of foreign exchange losses recorded in the 2014 period compared to gains recorded in the 2013 period. In addition, the 2014 period included an unfavorable change in spreads between forward and spot rates compared to a favorable change in spreads between forward and spot rates in the 2013 period. During the current year period, gains related to the sale of puts on our common stock and a decrease in impairment charges related to certain investments were partly offset by an expense related to a premium paid on an equity investment.
Income Tax Provision: The income tax provision increased by $17.9 million to $230.6 million for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013, primarily as a result of an increase in income before taxes partially offset by a decrease in the effective tax rate. The estimated full year 2014 underlying effective tax rate of 14.4% reflects the impact of our global business footprint. The decrease in the estimated underlying effective tax rate from the third quarter of 2013 reflects a projected decrease in tax expense resulting from certain collaboration and acquisition-related items, including an IPR&D asset impairment charge of $129.2 million and a non-taxable gain from an associated decrease in the fair value of a contingent liability of $58.0 million, both related to the acquisition of Avila, partially offset by an increase in tax expense associated with the launch of new products. The effective tax rate for the nine-month period ended September 30, 2014 was reduced by 0.1 percentage points primarily as a result of a net decrease in unrecognized tax benefits related to ongoing examinations and settlements of tax positions taken in prior years. The income tax provision for the nine-month period ended September 30, 2013 included an estimated full year underlying effective tax rate of 15.0% (which subsequently decreased to 12.2% when the actual 2013 full year results were achieved). The effective tax rate for the nine-month period ended September 30, 2013 was reduced by 0.2 percentage points as a result of discrete items, including the retroactive reinstatement of the 2012 U.S. research and development tax credit, a net decrease in unrecognized tax benefits related to settlements and ongoing examinations of tax positions taken in prior years, and tax benefits related to the filing of our 2012 income tax returns with certain items being more favorable than originally estimated.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	September 30, 2014	December 31, 2013	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$3,742.5	$3,234.4	$508.1
Marketable securities available for sale	3,118.2	2,452.6	665.6
Total financial assets	$6,860.7	$5,687.0	$1,173.7
Debt:
Short-term borrowings	$100.0	$544.8	$(444.8)
Long-term debt, net of discount	6,737.3	4,196.5	2,540.8
Total debt	$6,837.3	$4,741.3	$2,096.0

Working capital(1)	$7,446.3	$5,607.4	$1,838.9

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings, accounts payable, accrued expenses, income taxes payable and other current liabilities.

We rely primarily on positive cash flows from operating activities, proceeds from sales of available-for-sale marketable securities and borrowings in the form of long-term notes payable and short-term Commercial Paper to provide for our liquidity requirements. We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances, marketable securities available for sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and our plans to purchase our stock or pursue other strategic business initiatives for the foreseeable future.

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of September 30, 2014, we held approximately $6.103 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as purchases of our common stock and business development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $6.103 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of September 30, 2014 and December 31, 2013 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: From April 2009 through September 2014, our Board of Directors approved purchases of up to $13.500 billion of our common stock, including $4.000 billion approved by our Board of Directors in April 2014. During the nine-month period ended September 30, 2014 we used $2.434 billion for purchases of our common stock, measured on a settlement date basis.

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

In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact the issuance of debt. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated other comprehensive income was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. There were no forward starting swaps outstanding as of September 30, 2014.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government agency and Supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $1.174 billion increase in cash, cash equivalents and marketable securities available for sale at September 30, 2014 compared to December 31, 2013 was primarily due to $2.471 billion in cash generated from the May 2014 issuance of an additional $2.500 billion principal amount of senior notes and $1.974 billion in net cash provided by operating activities. These increases were partly offset by $2.434 billion paid under our share repurchase program, $710.0 million paid for the Nogra acquisition, and $445.0 million of net repayments on short-term borrowings.

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

Accounts Receivable, Net: Accounts receivable, net increased by $6.7 million to $1.068 billion at September 30, 2014 compared to December 31, 2013 primarily due to an increased level of sales. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $265.2 million at September 30, 2014 compared to $348.4 million at December 31, 2013. Approximately $47.8 million of the $265.2 million receivable balance at September 30, 2014 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.

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

Inventory: Inventory balances increased by $31.6 million to $372.0 million at September 30, 2014 compared to December 31, 2013. The increase was primarily due to an increase in both ABRAXANE® and OTEZLA® inventory in anticipation of an increase in their future sales levels, partly offset by a decrease in VIDAZA® inventories which was negatively impacted by the introduction of generic versions in the U.S. market.

Other Current Assets: Other current assets increased by $73.0 million to $509.4 million at September 30, 2014 compared to December 31, 2013 primarily due to a $119.1 million increase in the fair value of foreign currency forward contracts, partly offset by a $12.8 million decrease in royalty receivables, $18.3 million decrease in miscellaneous prepaid taxes and a net decrease in other receivable and prepaid accounts.

Commercial Paper: In September 2011, we entered into a commercial paper program (the Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.500 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of September 30, 2014, $100.0 million of Commercial Paper was outstanding compared to $544.8 million as of December 31, 2013, bearing an effective interest rate of 0.3%.

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

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of September 30, 2014 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all debt covenants as of September 30, 2014.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities decreased by $107.7 million to $1.249 billion at September 30, 2014 compared to December 31, 2013. The decrease was primarily due to a $50.7 million decrease related to foreign exchange contracts, $45.9 million decrease related to our common share repurchase program due to the timing of transaction settlements, a $45.0 million decrease related to collaboration agreements and a net $39.7 million decrease in contingent consideration primarily related to Avila, partly offset by a $40.6 million increase in accounts payable and increases in other accrued expenses such as accrued interest and professional services.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $27.8 million to $278.8 million at September 30, 2014 compared to December 31, 2013, primarily from the current provision for income taxes of $479.2 million and net deferred inter-company credits of $12.9 million, offset by income tax payments of $275.0 million, a decrease in refundable income taxes of $43.0 million and a tax benefit of stock options of $147.1 million.

Analysis of Cash Flows
Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2014 and 2013 were as follows (in millions):

	Nine-Month Periods Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$1,973.7	$1,675.2	$298.5
Net cash used in investing activities	$(1,365.1)	$(1,443.4)	$78.3
Net cash (used in) provided by financing activities	$(65.9)	$103.7	$(169.6)

Operating Activities: Net cash provided by operating activities increased by $298.5 million to $1.974 billion for the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. The increase in net cash provided by operating activities was primarily attributable to a an increase in net income of $150.5 million, a $91.8 million increase in the adjustment for share-based compensation expense and $92.7 million from lower growth in accounts receivable in 2014 compared to the growth in 2013.

Investing Activities: Net cash used in investing activities for the nine-month period ended September 30, 2014 decreased to $1.365 billion compared to $1.443 billion for the nine-month period ended September 30, 2013. The decrease in net cash used in investing activities was primarily due to a year over year reduction of $826.3 million in net purchases of marketable securities available for sale, partially offset by the $710.0 million payment for the acquisition of Nogra.

Financing Activities: Net cash used in financing activities amounted to $65.9 million for the nine-month period ended September 30, 2014, compared to net cash provided by financing activities of $103.7 million for the nine-month period ended September 30, 2013. The $169.6 million decrease in net cash provided by financing activities in the nine-month period ended September 30, 2014 was primarily attributable to $445.0 net repayments of short-term borrowing in 2014 compared to net borrowing of $95.1 million in 2013, $365.8 million increase in cash used for purchases of common stock, and a $252.9 million decrease in net proceeds from share-based compensation arrangements. These increases in cash uses were partially offset by an increase of $991.0 million in proceeds from the issuance of long-term debt.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2014, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, and certain derivative contracts.

Marketable Securities Available for Sale: At September 30, 2014, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt–global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of September 30, 2014, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$435.0	$1,740.3	$197.4	$2,372.7
Fair value	$438.6	$1,758.7	$203.3	$2,400.6
Weighted average interest rate	0.5%	0.8%	1.9%	0.9%

Long-Term Debt: We have issued an aggregate $6.750 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of September 30, 2014 are summarized below (in millions):

	Principal Amount	Carrying Value
2.450% senior notes due 2015	$500.0	$508.2
1.900% senior notes due 2017	500.0	500.3
2.300% senior notes due 2018	400.0	400.1
2.250% senior notes due 2019	500.0	498.8
3.950% senior notes due 2020	500.0	495.4
3.250% senior notes due 2022	1,000.0	991.1
4.000% senior notes due 2023	700.0	704.0
3.625% senior notes due 2024	1,000.0	996.7
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.6
4.625% senior notes due 2044	1,000.0	996.5
Total long-term debt	$6,750.0	$6,737.3

At September 30, 2014, the fair value of our senior notes outstanding was $6.866 billion.

Celgene Common Stock: As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. While such a purchase would be at a price above the then fair market value of our shares, it would be at a price that we feel is favorable in the overall context of our share repurchase program. At September 30, 2014, we had no outstanding put options.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at September 30, 2014 and December 31, 2013 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2014 and December 31, 2013 (in millions):

	Notional Amount
Foreign Currency	September 30, 2014	December 31, 2013
Australian Dollar	$19.7	$—
British Pound	360.8	279.4
Canadian Dollar	79.9	—
Euro	3,437.7	3,318.2
Japanese Yen	567.8	559.1
Total	$4,465.9	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of September 30, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2014 and December 31, 2013 were $897.2 million and $878.5 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the September 30, 2014 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $529.3 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

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

Forward Starting Interest Rate Swaps: In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated other comprehensive income was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. There were no forward starting swaps outstanding as of September 30, 2014.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap is recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations.

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $15.3 million and $21.9 million during the nine-month periods ended September 30, 2014 and 2013, respectively, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at September 30, 2014 and December 31, 2013 (in millions):

	Notional Amount
	September 30, 2014	December 31, 2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	350.0	—
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	850.0	850.0
4.000% senior notes due 2023	100.0	150.0
Total	$2,600.0	$2,300.0

A sensitivity analysis to measure potential changes in the market value of our fixed-rate senior notes and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at September 30, 2014 would have reduced the aggregate fair value of our net payable by $388.2 million. A one percentage point decrease at September 30, 2014 would have increased the aggregate fair value of our net payable by $461.6 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Healthcare Reform Acts, among other things, made significant changes to the Medicaid rebate program by increasing the minimum rebates that manufacturers like Celgene are required to pay. These changes also expanded the government’s 340B drug discount program by expanding the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing. The Company has received inquiries from the Health Resources and Services Administration of the Department of Health & Human Services (“HRSA”) regarding the Company’s compliance with the 340B program. We have responded to these inquiries and believe that we have complied with applicable legal requirements. If, however, the Company is ultimately required to change its sales or pricing practices, there would be an adverse effect on our revenues and profitability.

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

On October 2, 2014, the European Medicines Agency ("EMA") adopted its clinical transparency policy, "Policy on Publication of Clinical Data for Medicinal Products for Human Use" (the “Clinical Data Policy”), which becomes effective on January 1, 2015. In general, under the Clinical Data Policy, clinical data is not deemed to be commercially confidential data. Therefore, there is a risk that unpublished proprietary information, including trade secrets, that are incorporated into a marketing application before the EMA  may ultimately be made publicly available. While it is difficult to predict how the EMA will interpret and apply the Clinical Data Policy, any public disclosure of our trade secrets or other confidential and proprietary information may adversely impact our patent rights and our competitive advantage in the marketplace.

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

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Hematology and Oncology: Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Novartis, Pharmacyclics, Roche/Genentech, Sanofi and Takeda.

•	Inflammation and Immunology: AbbVie, Amgen, Biogen Idec, Eisai, Johnson & Johnson, Merck, Pfizer, Novartis and UCB S.A.
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

As our operations expand globally, we are subject to risks associated with conducting business in foreign markets, particularly in emerging markets. Those risks include:

•	increased management, travel, infrastructure and legal compliance costs;

•	longer payment and reimbursement cycles;

•	difficulties in enforcing contracts and collecting accounts receivable;

•	local marketing and promotional challenges;

•	lack of consistency, and unexpected changes, in foreign regulatory requirements and practices;

•	increased risk of governmental and regulatory scrutiny and investigations;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	operating in locations with a higher incidence of corruption and fraudulent business practices;

•	difficulties in staffing and managing foreign sales and development operations;

•	import and export requirements, tariffs, taxes and other trade barriers;

•	weaker protection of intellectual property rights;

•	possible enactment of laws regarding the management of and access to data and public networks and websites;

•	possible future limitations on foreign-owned businesses;

•	increased financial accounting and reporting burdens and complexities; and

•	other factors beyond our control, including political, social and economic instability, popular uprisings, war, terrorist attacks and security concerns in general.
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

The success of our business depends, in large part, on our continued ability to attract and retain highly qualified managerial, scientific, medical, manufacturing, commercial and other professional personnel, and competition for these types of personnel is intense. We cannot be sure that we will be able to attract or retain skilled personnel or that the costs of doing so will not materially increase.

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

From April 2009 through September 2014, our Board of Directors approved purchases of up to $13.500 billion of our common stock, including $4.000 billion approved by our Board of Directors in April 2014. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended September 30, 2014, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	319,676	$87.86	319,676	$3,903,578,976
August 1 - August 31	1,288,421	$89.07	1,288,421	$3,788,816,898
September 1 - September 30	1,182,319	$91.94	1,182,319	$3,680,117,889
Total	2,790,416	$90.15	2,790,416

During the three-month period ended September 30, 2014, we purchased 2.8 million shares of common stock under the share repurchase program at a total cost of $251.5 million. As of September 30, 2014, we had a remaining purchase authorization of $3.680 billion.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

3.1
Certificate of Incorporation of the Company, as amended through June 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

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

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	October 28, 2014	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)