Form 10-K
period 2014-12-31
CELGENE CORP /DE/
filed 2015-02-20
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second quarter, was $68,638,903,046 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.
There were 800,590,656 shares of Common Stock outstanding as of February 12, 2015.
Documents Incorporated by Reference
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    BUSINESS
Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through gene and protein regulation.  We are dedicated to innovative research and development designed to bring new therapies to market and we are involved in research in several scientific areas designed to deliver proprietary next-generation therapies, targeting areas including intracellular signaling pathways, protein homeostasis and epigenetics in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies. Celgene Corporation was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), OTEZLA® and ISTODAX®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the European Commission (EC) for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of products and services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing arrangements.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include multiple myeloma, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and the European Union for indications in multiple myeloma based on phase II and phase III trial results, respectively, and an additional phase III trial is underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. Phase III trials are also underway for CC-486 in MDS and acute myeloid leukemia (AML) and ISTODAX® in first-line peripheral T-cell lymphoma (PTCL). In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and expanded indications in psoriatic arthritis and psoriasis. Also in the inflammation and immunology therapeutic area, we have acquired a global development and commercialization license to GED-0301 from Nogra Pharma Limited and have initiated a multi-trial clinical program that is designed to support global registrations of GED-0301 in Crohn's disease. For more information see Note 2 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Beyond our phase III programs, we have access to a growing early-to-mid-stage pipeline of novel potential therapies to address significant unmet medical needs that consists of new drug candidates and cell therapies developed in-house, licensed from other companies or able to be optioned from collaboration partners.

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

REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma (MM)
Multiple myeloma in combination with dexamethasone, in patients who have received at least one prior therapy	- United States - European Union - Japan - Other international markets
Multiple myeloma in combination with dexamethasone for newly diagnosed patients	- United States (Approved February 2015)
Adult patients with previously untreated multiple myeloma who are not eligible for transplant	- European Union (Approved February 2015)
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	- United States - Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	- European Union
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	- Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib	- United States
REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, various lymphomas, and CLL. In December 2014, the European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for continuous oral treatment with REVLIMID® in adult patients with previously untreated multiple myeloma who are not eligible for stem cell transplantation. In February 2015, the indication for REVLIMID® in combination with dexamethasone was expanded by the FDA to include the treatment of newly diagnosed multiple myeloma (NDMM) in the United States and REVLIMID® was approved in the EU for the treatment of adult patients with previously untreated multiple myeloma who are not eligible for transplant.
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
- United States - Other international markets
Metastatic breast cancer in adult patients who have failed first-line treatment for metastatic disease for whom standard, anthracycline containing therapy is not indicated	- European Union
Breast cancer	- Japan
Non-Small Cell Lung Cancer (NSCLC)
Locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy	- United States - Other international markets
NSCLC	- Japan
Pancreatic Cancer
Metastatic adenocarcinoma of the pancreas, a form of pancreatic cancer, as first line treatment in combination with gemcitabine	- United States - European Union - Other international markets
Unresectable pancreatic cancer	- Japan (Approved December 2014)
Gastric cancer	- Japan

ABRAXANE® is currently in various stages of investigation for breast cancer, pancreatic cancer and non-small cell lung cancer (NSCLC) and is currently under review by the EMA for first-line treatment of NSCLC in adult patients who are not candidates for potentially curative surgery.

POMALYST®/IMNOVID®-(pomalidomide)1: POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® received its first approvals from the FDA and the EC during 2013 for the treatment of patients as indicated below:

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

POMALYST®/IMNOVID® is also being evaluated in multiple trials in various phases for expanded usage in multiple myeloma and in a phase II trial for systemic sclerosis. POMALYST® is distributed in the United States through contracted pharmacies under the POMALYST REMSTM program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of POMALYST®. Internationally, IMNOVID® is distributed under mandatory risk-management distribution programs tailored to meet local authorities' specifications to provide for the safe and appropriate distribution and use of IMNOVID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product is sold through hospitals or retail pharmacies.

VIDAZA® (azacitidine for injection): VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA®. In 2013, we also contracted with Sandoz AG to sell a generic version of VIDAZA® in the United States, which we supply. Regulatory exclusivity for VIDAZA® is expected to continue in Europe through 2018. VIDAZA® is marketed in the United States and many international markets for the treatment of patients as indicated below:

Disease	Geographic Approvals
Myelodysplastic syndromes (MDS)
All French-American-British (FAB) subtypes	- United States
Intermediate-2 and high-risk MDS	- European Union - Other international markets
MDS	- Japan
Chronic myelomonocytic leukemia with 10% to 29% marrow blasts without myeloproliferative disorder	- European Union - Other international markets
Acute myeloid leukemia (AML) with 20% to 30% blasts and multi-lineage dysplasia	- European Union - Other international markets
azacitidine for injection (generic version of VIDAZA®): We contracted with Sandoz AG to sell azacitidine for injection, which they launched after the introduction of a generic version of VIDAZA® in the United States by a competitor in September 2013. We recognize net product sales from our sales of azacitidine for injection to Sandoz AG.
THALOMID® (thalidomide): THALOMID®, sold as THALOMID® or Thalidomide CelgeneTM outside of the United States, is administered orally for the treatment of diseases as indicated below:

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

OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. During 2014 and January 2015, OTEZLA® received initial approvals in the U.S. and EU as indicated below:

Disease	Geographic Approvals
Psoriatic arthritis
Adult patients with active psoriatic arthritis	- United States (Approved March 2014)
Adult patients with active psoriatic arthritis who have had an inadequate response or who have been intolerant to a prior DMARD therapy	- European Union (Approved January 2015)
Psoriasis
Patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy	- United States (Approved September 2014) - Other international markets (Approvals beginning November 2014)
Adult patients with moderate to severe chronic plaque psoriasis who failed to respond to or who have a contraindication to, or are intolerant to other systemic therapy including cyclosporine, methotrexate or psoralen and ultraviolet-A light
- European Union (Approved January 2015)

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

FOCALIN®, FOCALIN XR® and RITALIN LA®: We licensed the worldwide rights (excluding Canada) regarding certain chirally pure forms of methylphenidate for FOCALIN® and FOCALIN XR® to Novartis. We also licensed to Novartis the rights related to long-acting formulations of methylphenidate and dex-methylphenidate products which are used in FOCALIN XR® and RITALIN LA®. We receive royalties from Novartis on their sales of these products.

PRECLINICAL AND CLINICAL-STAGE PIPELINE
Our preclinical and clinical-stage pipeline of new drug candidates and cell therapies is highlighted by multiple classes of both small molecule and biologic therapeutic agents designed to selectively regulate disease-associated genes and proteins. These product candidates are at various stages of preclinical and clinical development.
Oral anti-inflammatory agents:    We are developing novel, orally administered small molecules that specifically target PDE4, an intracellular enzyme that modulates the production of multiple pro-inflammatory and anti-inflammatory mediators including interleukin-2 (IL-2), IL-10, IL-12, IL-23, INF-gamma, TNF-α, leukotrienes and nitric oxide synthase.
Next generation of Cereblon Modulatory drugs: CC-122 (a PPMTM Pleiotropic Pathway Modifier) and CC-220 represent novel compounds that are in phase I clinical trials for hematological and solid tumor cancers and inflammation and immunology diseases.  They have been differentiated from previous compounds (such as Thalidomide, Lenalidomide and Pomalidomide) and have been developed based on our scientific understanding of Cereblon-mediated protein homeostasis.
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

We are developing our cellular therapies, PDA-001 (IV formulation) and PDA-002 (IM/SC injectable formulation), with the initiation of a PDA-001 phase I safety and dose finding study for Crohn’s disease and a PDA-002 phase II study in peripheral arterial diseases. We are also continuing research to define the potential of placental-derived stem cells and to characterize other placental-derived products.
CC-486: We have initiated two phase III trials of CC-486 that are currently enrolling to evaluate CC-486 in the treatment of MDS and AML. In addition, a phase I trial of CC-486 for the treatment of solid tumors is currently in progress.
Sotatercept (ACE-011) and luspatercept (ACE-536): We have collaborated with Acceleron Pharma, Inc. (Acceleron) to develop sotatercept and luspatercept to treat anemia in patients with rare blood disorders. Several phase II trials are in progress to evaluate the use of sotatercept or luspatercept in the treatment of anemia in patients with rare blood disorders and chronic kidney disease, beta-thalassemia and MDS.
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
PRODUCT DEVELOPMENT
We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to $2.431 billion in 2014, $2.226 billion in 2013 and $1.724 billion in 2012. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval ordinarily includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-marketing events or developments. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which will obtain approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.
Phase I Clinical Trials
Phase I clinical trials begin when regulatory agencies allow initiation of clinical investigation of a new drug or product candidate and usually involve up to 80 healthy volunteers or subjects. These trials study a drug's safety profile, and may include a preliminary determination of a drug or product candidate's safe dosage range. The phase I clinical trial also determines how a drug is absorbed, distributed, metabolized and excreted by the body, and therefore the potential duration of its action. Phase I clinical trials generally take from one to three years to complete.
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
Phase III Clinical Trials
Phase III clinical trials are typically controlled multi-center trials that involve a larger target patient population that normally consists of from several hundred to several thousand subjects to ensure that study results are statistically significant. During phase III clinical trials, physicians monitor subjects to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate the clinical data necessary to submit an application for marketing approval to regulatory agencies. Phase III testing varies by disease state, but can often last from two to seven years.

Regulatory Review
If a product candidate successfully completes clinical trials and is submitted to governmental regulators, such as the FDA in the United States or the EC in the European Union, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or treatment indications will be consistent across geographic areas.
The current stage of development of our commercial stage products and new drug candidates in various areas of research are outlined in the following table:

Area of Research		Status	Entered Current Status
Multiple Myeloma (MM)
REVLIMID®	Relapsed/refractory	Post-approval research[1]	2006
	Newly diagnosed	Post-approval research[1]	February 2015
	Maintenance	Phase III	2004
POMALYST®/IMNOVID®	Relapsed/refractory[2]	Post-approval research[1]	2013
THALOMID®/Thalidomide CelgeneTM	Newly diagnosed	Post-approval research[1]	2006
Anti-CD38 Antibody: MOR202[3]	Relapsed/refractory	Phase I	2011

Myelodysplastic Syndromes (MDS)
VIDAZA®	.	Post-approval research[1]	2004
REVLIMID®	Deletion 5q	Post-approval research[1]	2005
	Non-deletion 5q	Phase III	2010
CC-486	Lower-risk	Phase III	2013
sotatercept (ACE-011)[4]	MDS	Phase II	2012
luspatercept (ACE-536)[4]	MDS	Phase II	2013

Acute Myeloid Leukemia (AML)
VIDAZA®	AML (20%-30% blasts) (EU)	Post-approval research[1]	2008
	AML (>30% blasts) (EU)	Regulatory filing and approval	December 2014
CC-486	Post-induction AML maintenance	Phase III	2013
IDH2 Inhibitor: AG-221[5]	.	Phase I	2013
DOT 1L Inhibitor: EPZ-5676[6]	.	Phase I	2012

Area of Research		Status	Entered Current Status
Lymphoma
REVLIMID®	Mantle cell lymphoma: Relapsed/refractory (US)	Post-approval research[1]	2013
	Mantle cell lymphoma: Relapsed/refractory (EU)	Regulatory filing and approval	November 2014
	Diffuse large B-cell: Maintenance	Phase III	2009
	Diffuse large B-cell (ABC-subtype): First line	Phase III opened for enrollment	January 2015
	Relapsed/refractory indolent lymphoma	Phase III	2013
	Follicular lymphoma: First-line	Phase III	2011
	Adult T-cell leukemia-lymphoma (Japan)	Phase II	2012
ISTODAX®	Cutaneous T-cell lymphoma (US)[7]	Post-approval research[1]	2009
	Peripheral T-cell lymphoma: Relapsed/refractory (US)[7]	Post-approval research[1]	2011
	Peripheral T-cell lymphoma: Relapsed/refractory (Japan)	Phase II	2013
	Peripheral T-cell lymphoma: First-line	Phase III	2013
PPMTM Pleiotropic Pathway Modifier: CC-122	Diffuse large B-cell lymphoma	Phase Ib	January 2014

Chronic Lymphocytic Leukemia (CLL)
REVLIMID®	Maintenance: Second-line	Phase III	2009

Anemias
sotatercept (ACE-011)[4]	Renal anemia with metabolic bone disease	Phase II	2010
	Beta-thalassemia	Phase II	2012
	MDS	Phase II	2012
luspatercept (ACE-536)[4]	Beta-thalassemia	Phase II	2013
	MDS	Phase II	2013

Solid Tumors
ABRAXANE®	Breast: Metastatic	Post-approval research[1]	2005
	Breast: Metastatic (first-line, triple negative)	Phase II/III	2013
	Non-small cell lung: Advanced (first-line) (US, Japan)	Post-approval research[1]	2012
	Non-small cell lung: Advanced (first-line) (EU)	Regulatory filing and approval	June 2014
	Pancreatic: Advanced (first-line)	Post-approval research[1]	2013
	Pancreatic: Adjuvant	Phase III	April 2014
	Gastric: Metastatic (Japan)[8]	Post-approval research[1]	2013
Dual TORK Inhibitor: CC-223	.	Phase I	2012
Dual TORK/DNA PK Inhibitor: CC-115	.	Phase I	2011
PPMTM Pleiotropic Pathway Modifier: CC-122	.	Phase I	2011
CC-486	.	Phase I	2011

Area of Research		Status	Entered Current Status
Anti-Inflammatory
OTEZLA® (apremilast)	Psoriatic arthritis (US)	Post-approval research[1]	March 2014
	Psoriatic arthritis (EU)	Post-approval research[1]	January 2015
	Psoriasis (US)	Post-approval research[1]	September 2014
	Psoriasis (EU)	Post-approval research[1]	January 2015
	Ankylosing spondylitis	Phase III	2012
	Behçet's disease	Phase III	December 2014
	Atopic dermatitis	Phase II	June 2014
	Ulcerative colitis	Phase II	December 2014
GED-0301	Crohn's disease	Noted below[9]	December 2014
CC-220	Systemic lupus erythematosus (SLE)	Phase II	December 2014
	Sarcoidosis and Systemic sclerosis	Phase I	2013
CC-90001	Fibrosis	Phase I	February 2014

Cellular Therapies
BIOVANCE® 10,11	Wound management	Post-approval research[1]	2005
Dermal Repair Scaffold [12]	Wound management	Regulatory filing	July 2014
PDA-001	Crohn's disease	Phase I	2013
PDA-002	Peripheral artery disease/Diabetic foot ulcers	Phase II	October 2014
1 Includes Celgene-sponsored and Celgene-supported studies.
2 In the United States, regulatory approval is based on pivotal phase II data; phase III program ongoing.
3 In collaboration with MorphoSys AG.
4 In collaboration with Acceleron Pharma, Inc.
5 In collaboration with Agios Pharmaceuticals, Inc.
6 In collaboration with Epizyme, Inc.
7 Regulatory approval based on pivotal phase II data.
8 Trial conducted by licensee partner, Taiho Pharmaceuticals Co. Ltd.
9 Phase II is complete and we have initiated a multi-trial clinical program that is designed to support global registrations of GED-0301 in Crohn's disease.
10 Regulated under Section 361 of the Public Health Service Act.
11 Processed for Alliqua Biomedical by Celgene Cellular Therapeutics.
12 510(k) device manufactured for Alliqua Biomedical by Celgene Cellular Therapeutics.

PATENTS AND PROPRIETARY TECHNOLOGY
We consider intellectual property protection to be critical to our operations. For many of our products, in addition to compound (e.g., drug substance) and composition (e.g., drug product) patents, we hold polymorph, formulation, methods of treatment or use, delivery mechanism and methods of manufacture patents, as well as manufacturing trade secrets, that may extend exclusivity beyond the expiration of the compound patent or composition patent.
Key patent expirations and exclusivities:
The following table shows the expected expiration dates in the United States and Europe of the last-to-expire period of exclusivity (primary patent or regulatory approval) related to our primary marketed drug products. In some instances, there are later-expiring patents relating to particular forms or compositions, methods of manufacturing, or use of the drug in the treatment of particular diseases or conditions. However, such additional patents may not protect our drug products from generic competition after the expiration of the primary patent.

	U.S.[1]	Europe
REVLIMID® brand drug	2027	2024**
(U.S. and European use patents)
THALOMID® brand drug	2023	2019
(U.S. formulation/ European use patents)
VIDAZA® brand drug	2011[2]	2018
(U.S. use patent and EMA regulatory exclusivities only)
ABRAXANE® brand drug	2026	2022
(U.S. use patent and European use/formulation patents)
ISTODAX® brand drug	2021	*
(U.S. drug substance patents)
POMALYST®/IMNOVID® brand drug	2024[3]	2023[4]
(U.S. drug substance/use patent)
FOCALIN® brand drug	2015	N/A
(U.S. use patents)
FOCALIN XR® brand drug	2015	2018
(U.S. use patent/European formulation patent)
(European Patent Office (EPO) drug product patent)
OTEZLA® brand drug	2024[5]	2028**
(U.S./European drug substance patent)
_____________________
* Generally, ten years regulatory exclusivity upon approval of submitted application for an orphan indication.
** Subject to ongoing EPO opposition proceedings.

[1]
The patents covering these drugs include patents listed in the U.S. Orange Book. The date provided reflects the last-to-expire key patent as listed in the U.S. Orange Book, which may not be the last date on which all relevant patents (e.g., polymorph and manufacturing patents) expire. Certain of the products listed may be the subject of patent litigation. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

[2]	We contracted with Sandoz to sell azacitidine for injection, which they launched after the introduction of a generic version of VIDAZA® in the United States by a competitor in September 2013.

[3]	Application for Patent Term Extension pending, receipt of which would extend exclusivity through 2025.

[4]	This date is based on ten years regulatory exclusivity. A patent application is pending, receipt of which would likely extend exclusivity beyond 2023.
5 Application for Patent Term Extension pending, receipt of which would extend exclusivity through 2028.

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

Patent term extensions have been granted in other markets as well for certain of our patents related to REVLIMID®. Patent term extensions for certain of our patents related to lenalidomide have been granted in Australia, Korea, Japan and Russia. Further, patent term extensions for certain of our patents related to ABRAXANE® have been secured and/or are actively being sought in Australia, Japan, Russia and Korea. We are also considering alternative exclusivity strategies, mostly through international treaties, in a variety of countries throughout Latin America.

The existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which could be used to prevent or attempt to prevent us from commercializing the patented product candidates. Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes, such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or re-examination proceedings (including oppositions and invalidity proceedings such as interparty reviews) regarding the enforcement or validity of our existing patents or any future patents could invalidate such patents or substantially reduce their protection.

Our patents are subject to challenge by generic drug companies and others for a variety of reasons. For more information regarding challenges to certain of our patents, see Item 1A. "Risk Factors” and Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

As of December 31, 2014, we owned or had exclusively licensed 591 issued U.S. patents and 596 additional pending U.S. patent applications. We have a policy to seek broad global patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

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

The FDA may grant “accelerated approval” to products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. For accelerated approval, the product must have an effect on a surrogate endpoint or an intermediate clinical endpoint that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. These studies are known as "confirmatory trials." Approval of a drug may be withdrawn or the labeled indication of the drug changed if these trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug.

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

Orphan Drug Act: Pursuant to the United States Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” A “rare disease or condition” is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs' development.

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

When an NDA or BLA is approved, the NDA or BLA holder must, among other things, (a) employ a system for obtaining reports of adverse events and side effects associated with the drug and make appropriate submissions to the FDA and (b) timely advise the FDA if any marketed product fails to adhere to specifications established by the NDA or BLA. If the FDA concludes that a drug previously shown to be effective can be safely used only if distribution or use is restricted, the FDA will require post-marketing restrictions as necessary to assure safe use. The sponsor may be required to establish systems to assure use of the product under safe conditions. The FDA may require the drug sponsor to implement programs similar to our REMSTM programs to ensure that benefits of a drug outweigh risks and that safety protocols are adhered to.

In addition, a sponsor of a drug product has an ongoing obligation to update product labels with new information and to report to regulatory authorities concerning assessment of serious risks associated with the drug. Following assessment of these reports, regulatory authorities can require product label updates to reflect new safety data or warnings. If the FDA or other regulatory authorities become aware of new safety information, they can also require us to conduct studies or clinical trials to assess the potential for a serious risk. The FDA and other regulatory authorities can also impose marketing restrictions, including the suspension of marketing or complete withdrawal of a product from the market.

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
Additionally, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate, with corrupt intent for the purpose of obtaining or retaining an improper business advantage. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and regulations to which our activities are subject.
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
The API for ABRAXANE® is generally available from two sources and is normally available in quantities adequate to meet our needs. Manufacturing services for ABRAXANE® are performed at our manufacturing facility in Arizona and by an approved third party contract manufacturing facility.
The API for POMALYST®/IMNOVID® is supplied from two sources with primary manufacturing services being performed at our Boudry manufacturing facility. We have contracted with a number of third-party drug product manufacturing service providers and packaging service providers to provide backup manufacturing and packaging services for this product.
The API for VIDAZA® is supplied by two suppliers. Manufacturing and packaging services are provided by a number of third-party service providers.
The API for azacitidine for injection (generic version of VIDAZA®) is supplied from two sources. Manufacturing and packaging services are provided by a number of third-party service providers.
The API for OTEZLA® is supplied by two suppliers, with manufacturing services being performed at our Boudry manufacturing facility. Packaging services are provided by a number of third-party service providers.
The API for ISTODAX® and manufacturing services are supplied by a single-source. Packaging services are provided by a number of third-party service providers.
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
Failure to comply with applicable regulatory agency requirements can result in enforcement actions, such as license revocation or suspension; orders for retention, recall, seizure or destruction of product; cessation of manufacturing; injunctions; inspection warrants; search warrants; civil penalties; restitution; and criminal prosecution.
INTERNATIONAL OPERATIONS
We have significant operations outside the United States conducted both through our subsidiaries and through distributors. Revenues from operations outside the United States were $3.188 billion, or 41.6% of total revenues in 2014, $2.632 billion, or 40.5% of total revenues in 2013 and $2.338 billion, or 42.4% of total revenues in 2012. The increase in the percentage of total revenues from outside of the United States in 2014 compared to 2013 was primarily due to an 84% decline in VIDAZA in the United States after the launch of a generic version of VIDAZA® in the United States by a competitor in 2013 as well as increased international sales of POMALYST®/IMNOVID®, which was approved in the EU in September 2013, and ABRAXANE®, which was approved in the EU for pancreatic cancer in December 2013.
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
Our international operations are subject to risks associated with operating on an international basis, including currency fluctuations, price and exchange controls and other restrictive governmental actions. Our international operations are also subject to government-imposed constraints, including laws on pricing, reimbursement and patient access to our products. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have, we attempt to mitigate their impact through operational means and by using foreign currency derivative instruments. See the discussions under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."
SALES AND COMMERCIALIZATION
We promote our brands globally through our hematology, oncology, and inflammation and immunology commercial organizations which support our currently marketed brands and prepare for the launches of new products, as well as new indications for existing products. We have a team of dedicated market access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support® or similar outside services to serve as a dedicated, central point of contact for patients and healthcare professionals who use or prescribe our products. Celgene Patient Support® is a free service that helps patients and healthcare professionals navigate the challenges of reimbursement, providing information about co-pay assistance and answering questions about obtaining our products.
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
EMPLOYEES
As of December 31, 2014, we had 6,012 full-time employees, of whom 2,101 were engaged primarily in research and development activities, 2,161 were engaged primarily in sales and commercialization activities, 572 were engaged primarily in manufacturing, and the remaining 1,178 were engaged primarily in management and general and administrative activities. The number of full-time employees in our international operations has grown from 1,933 at the end of 2013 to 2,292 at the end of 2014. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.
AVAILABLE INFORMATION
Our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.
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
DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) added Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires, among other things, disclosure by an issuer, in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly conducted, without specific authority from a U.S. federal department or agency, any transaction or dealing with the Government of Iran, which includes, without limitation, any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its political subdivisions, agencies or instrumentalities. Neither Celgene nor, to its knowledge, any of its affiliates engaged in activities during 2014 that are required to be disclosed pursuant to ITRSHRA.
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
We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this Annual Report and in our other public reports filed with the SEC. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-

looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.
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

Our operating results may fluctuate from quarter to quarter and year to year for a number of reasons, including the risks discussed elsewhere in this “Risk Factors” section. Events such as a delay in product development or a revenue shortfall may cause financial results for a particular period to be below our expectations. In addition, we have experienced and may continue to experience fluctuations in our quarterly operating results due to the timing of charges that we may take. We have recorded, or may be required to record, charges that include development milestone and license payments under collaboration and license agreements, amortization of acquired intangibles and other acquisition related charges, and impairment charges.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operation in the period in which we incur those gains or losses. Although we utilize foreign currency forward contracts and occasionally foreign currency put and call options to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuation among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency and other hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge arrangement. For more information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk - Market Risk Management - Foreign Currency Risk Management.”

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

If unexpected adverse events are reported in connection with the use of any of these products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected. We are required to report to the FDA or similar bodies in other countries events associated with our products relating to death or serious injury. Adverse events could result in additional regulatory controls, such as for the imposition of costly post-approval clinical studies or revisions to our approved labeling which could limit the indications or patient population for a product or could even lead to the withdrawal of a product from the market. THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities. REVLIMID® and POMALYST®/IMNOVID® are also considered toxic to the human fetus and their respective labels contain warnings against use which could result in embryo-fetal exposure. While we have restricted distribution systems for THALOMID®, REVLIMID®, and POMALYST®/IMNOVID®, and endeavor to educate patients regarding the potential known adverse events, including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not occur.

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

•
Even if a product is approved, the scope of the approval may significantly limit the indicated uses or the patient population for which the product may be marketed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the product;

•
After a product is approved, the FDA or similar bodies in other countries may withdraw or modify an approval in a significant manner or request that we perform additional clinical trials or change the labeling of the product due to a number of reasons, including safety concerns, adverse events and side effects;

•
Products, such as REVLIMID® and POMALYST®/IMNOVID®, that receive accelerated approval can be subject to an expedited withdrawal if post-marketing restrictions are not adhered to or are shown to be inadequate to assure safe use, or if the drug is shown to be unsafe or ineffective under its conditions of use;

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

The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies (such as our REMSTM program), marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and government regulations and policies. In addition, individual states, acting through their attorneys general, are increasingly seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with the laws and regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, off-label promotion and the promotion of unapproved products, government agencies may bring enforcement actions against us or private litigants may assert claims on behalf of the government against us that could inhibit our commercial capabilities and/or result in significant damage awards and penalties.

Other matters that may be the subject of governmental or regulatory action which could adversely affect our business include laws, regulations and policies governing:

•	protection of the environment, privacy, healthcare reimbursement programs, and competition;

•	parallel importation of prescription drugs from outside the United States at prices that are regulated by the governments of various foreign countries; and

•	mandated disclosures of clinical trial or other data, such as the EMA’s policy on publication of clinical data.
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

Sales of our products will be significantly reduced if access to and reimbursement for our products by governmental and other third-party payers are reduced or terminated.

Sales of our current and future products depend, in large part, on the conditions under which our products are paid for by health maintenance, managed care, pharmacy benefit and similar health care management organizations (HCMOs), or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers.

The influence of HCMOs has increased in recent years due to the growing number of patients receiving coverage through a few large HCMOs as a result of industry consolidation. One objective of HCMOs is to contain and, where possible, reduce healthcare expenditures. HCMOs typically use formularies (lists of approved medicines available to members of a particular HCMO), clinical protocols, volume purchasing, long-term contracts and other methods to negotiate prices with pharmaceutical providers. Due to their lower cost generally, generic medicines are typically placed in preferred tiers of HCMO formularies. Additionally, many formularies include alternative and competitive products for treatment of particular medical problems. Exclusion of our products from a formulary or HCMO-implemented restrictions imposed upon our products can significantly impact drug usage in the HCMO patient population, and consequently our revenues.

Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payer of patients’ healthcare costs. These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services, seeking to implement cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Our products continue to be subject to increasing price and reimbursement pressure due to price controls imposed by governments in many countries; increased difficulty in obtaining and maintaining satisfactory drug reimbursement rates; and the tendency of governments and private health care providers to favor generic pharmaceuticals. In addition, governmental and private third-party payers and purchasers of our products may restrict access to formularies or otherwise discourage use of our products. Limitations on patient access to our drugs, adoption of price controls and cost-containment measures could adversely affect our business. In addition, our operating results may also be affected by distributors seeking to take advantage of price differences among various markets by buying our products in low cost markets for resale in higher cost markets.

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

The Healthcare Reform Acts, among other things, made significant changes to the Medicaid rebate program by increasing the minimum rebates that manufacturers like us are required to pay. These changes also expanded the government’s 340B drug discount program by increasing the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing. We have received inquiries from the Health Resources and Services Administration of the Department of Health & Human Services (“HRSA”) regarding our compliance with the 340B program. We have responded to these inquiries and believe that we have complied with applicable legal requirements. If, however, we are ultimately required to change our sales or pricing practices, there would be an adverse effect on our revenues and profitability.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties, a court or patent authority ruling on such challenge will determine that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

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

On October 2, 2014, the EMA adopted its clinical transparency policy, "Policy on Publication of Clinical Data for Medicinal Products for Human Use" (the “Clinical Data Policy”), which became effective on January 1, 2015. In general, under the Clinical Data Policy, clinical data is not deemed to be commercially confidential data. Therefore, there is a risk that unpublished proprietary information, including trade secrets, that are incorporated into a marketing application before the EMA may be made publicly available. While it is difficult to predict how the EMA will interpret and apply the Clinical Data Policy, any public disclosure of our trade secrets or other confidential and proprietary information may adversely impact our patent rights and our competitive advantage in the marketplace.

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

We also rely upon unpatented, proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. Despite precautions taken by us, there can be no assurance that these agreements provide meaningful protection, that they will not be breached, that we would have adequate remedies for any such breach or that our proprietary and trade secret technologies will not otherwise become known to others or found to be non-proprietary.

We receive confidential and proprietary information from collaborators, prospective licensees and other third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims, which can result in significant costs if we are found to have improperly used the confidential or proprietary information of others. Even if we are successful in defending against these claims, litigation could result in substantial costs and diversion of personnel and resources.

Our products may face competition from lower cost generic or follow-on products.

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales from that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Hematology and Oncology: Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Novartis, Pharmacyclics, Roche/Genentech, Sanofi and Takeda.

•	Inflammation and Immunology: AbbVie, Amgen, Biogen Idec, Eisai, Eli Lilly, Johnson & Johnson, Merck, Pfizer, Novartis and UCB S.A.
Some of these companies have considerably greater financial, technical and marketing resources than we have, enabling them, among other things, to make greater research and development investments. We also experience competition in drug development from universities and other research institutions, and we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change and we expect competition to intensify as technical advances are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are developing could adversely affect our future revenues and profitability.

A decline in general economic conditions would adversely affect our results of operations.

Sales of our products are dependent, in large part, on third-party payers. As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. For information about amounts receivable from the government-owned or -controlled hospitals in Spain, Italy and Portugal, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

While the ultimate outcomes of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters could result in, among other things:

•
significant damage awards, fines, penalties or other payments, and administrative remedies, such as exclusion and/or debarment from government programs, or other rulings that preclude us from operating our business in a certain manner;

•	changes and additional costs to our business operations to avoid risks associated with such litigation or investigations;

•	product recalls;

•	reputational damage and decreased demand for our products; and

•	expenditure of significant time and resources that would otherwise be available for operating our business.
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

Many of our drug candidates are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. This process takes many years of effort without any assurance of ultimate success. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	the failure of the product candidate in preclinical or clinical studies;

•	adverse patient reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;

•	our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner;

•	our failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the process used to manufacture the product candidate;

•	changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or of an existing product for a new indication no longer attractive;

•	the failure to obtain or maintain satisfactory drug reimbursement rates by governmental or third-party payers; and

•	the development of a competitive product or therapy.

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

We have our own manufacturing facilities for many of our products and we have contracted with third parties to provide other manufacturing, finishing, and packaging services. Any of those manufacturing processes could be partially or completely disrupted by fire, contamination, natural disaster, terrorist attack or governmental action. A disruption could lead to substantial production delays and the need to establish alternative manufacturing sources for the affected products requiring additional regulatory approvals. In the interim, our finished goods inventories may be insufficient to satisfy customer orders on a timely basis. Further, our business interruption insurance may not adequately compensate us for any losses that may occur.

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

As our operations expand globally, we are subject to risks associated with conducting business in foreign markets, particularly in emerging markets. Those risks include:

•	increased management, travel, infrastructure and legal compliance costs;

•	longer payment and reimbursement cycles;

•	difficulties in enforcing contracts and collecting accounts receivable;

•	local marketing and promotional challenges;

•	lack of consistency, and unexpected changes, in foreign regulatory requirements and practices;

•	increased risk of governmental and regulatory scrutiny and investigations;

•	increased exposure to fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	operating in locations with a higher incidence of corruption and fraudulent business practices;

•	difficulties in staffing and managing foreign sales and development operations;

•	import and export requirements, tariffs, taxes and other trade barriers;

•	weak or no protection of intellectual property rights;

•	possible enactment of laws regarding the management of and access to data and public networks and websites;

•	possible future limitations on foreign-owned businesses;

•	increased financial accounting and reporting burdens and complexities; and

•	other factors beyond our control, including political, social and economic instability, popular uprisings, war, terrorist attacks and security concerns in general.
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

We may not realize the anticipated benefits of acquisitions and strategic initiatives.

We may face significant challenges in effectively integrating entities and businesses that we acquire and we may not realize the benefits anticipated from such acquisitions. Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of acquired businesses involves a number of risks, including:

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of management’s attention from daily operations to the integration of acquired businesses and personnel;

•	higher than anticipated integration costs;

•	failure to achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

•
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting, and related procedures and policies.

In addition, we may not be able to realize the projected benefits of corporate strategic initiatives we may pursue in the future.

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

Product liability claims could result in significant damage awards or settlements. Such claims can also be accompanied by consumer fraud claims or claims by third-party payers seeking reimbursement of the cost of our products. In addition, adverse determinations or settlements of product liability claims may result in suspension or withdrawal of a product marketing authorization or changes to our product labeling, including restrictions on therapeutic indications, inclusion of new contraindications, warnings or precautions. Although we purchase product liability coverage from third-party carriers, it is increasingly difficult and costly to obtain. There can be no assurance that we will be able to recover under any insurance policy or that such coverage will be adequate to fully cover all risks or damage awards or settlements. Product liability claims, regardless of their merits or ultimate outcome, are costly, divert management's attention, may harm our reputation and can impact the demand for our products.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors and others could have a material impact on our results of operations. For more information, see Note 16 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Currency fluctuations and changes in exchange rates could adversely affect our revenue growth, increase our costs and cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We utilize foreign currency forward contracts and occasionally foreign currency put and call options, all of which are derivative instruments, to manage foreign currency risk. We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings and reduce exposures to foreign currency fluctuations of certain balance sheet items denominated in foreign currencies. The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations. See Note 5 of Notes to Consolidated Financial Statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in this Annual Report on Form 10-K.

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

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown and unauthorized intrusion. We could also experience a business interruption, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers.
Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems that could adversely affect our business and result in financial and reputational harm to us.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. (Abraxis) and in connection with our acquisition, contingent value rights (CVRs) were issued entitling each holder of a CVR to a pro rata portion of certain milestone and net sales payments if certain specified conditions are satisfied. In addition to the risks relating to our common stock, CVR holders are subject to additional risks, including:

•	an active public market for the CVRs may not continue to exist or the CVRs may trade at low volumes, both of which could have an adverse effect on the market price of the CVRs;

•	if the clinical approval milestones or net sales targets specified in the CVR Agreement are not achieved within the time periods specified, no payment will be made and the CVRs will expire valueless;

•
since the U.S. federal income tax treatment of the CVRs is unclear, any part of a CVR payment could be treated as ordinary income and the tax thereon may be required to be paid prior to the receipt of the CVR payment;

•	any payments in respect of the CVRs are subordinated to the right of payment of certain of our other indebtedness;

•	we may under certain circumstances redeem the CVRs; and

•
upon expiration of our obligations under the CVR Agreement to continue to commercialize ABRAXANE® or any of the other Abraxis pipeline products, we may discontinue such efforts, which would have an adverse effect on the value of the CVRs.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

Location	Primary Usage	Approximate Square Feet
Summit, New Jersey	Administration, marketing, research	400,000
Boudry, Switzerland	Manufacturing, administration and warehousing	269,000
Phoenix, Arizona	Manufacturing and warehousing	254,000
Zofingen, Switzerland	Manufacturing	8,100
We occupy the following facilities, located in the United States, under operating lease arrangements, none of which are individually material to us. Under these lease arrangements, we may be required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
Berkeley Heights, New Jersey	Office space	347,000
Warren, New Jersey	Office space and research	177,600
San Diego, California	Research	190,100
Basking Ridge, New Jersey	Office space	95,900
San Francisco, California	Office space and research	55,800
Durham, North Carolina	Clinical trial management	36,000
Overland Park, Kansas	Office space	29,600
Seattle, Washington	Office space	27,400
Cedar Knolls, New Jersey	Office space and stem cell recovery	25,300
Bedford, Massachusetts	Office space	23,000
Los Angeles, California	Office space	9,800
Washington, D.C.	Office space	3,500
Dallas, Texas	Office space	3,000
Destin, Florida	Office space	1,600
We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2014, the non-cancelable lease terms for our operating leases expire at various dates between 2015 and 2023 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2014 was $49.6 million. Our Summit, New Jersey facility is currently in the midst of an expansion project which will include a four-story parking structure below a two-story office facility. The approximate size of the office facility is 200,000 square feet and the project is anticipated to be completed at the end of 2015.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   MARKET INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High*	Low*
2014:
Fourth Quarter	$119.84	$83.16
Third Quarter	96.50	82.90
Second Quarter	87.37	66.85
First Quarter	87.33	69.51
2013:
Fourth Quarter	$86.90	$71.05
Third Quarter	78.02	59.08
Second Quarter	65.91	55.27
First Quarter	58.48	39.88
*adjusted to reflect the two-for-one common stock split effected in June 2014.

	Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
Celgene Corporation	$100.00	$106.21	$121.41	$140.93	$303.46	$401.80
S&P 500	100.00	114.82	117.22	135.83	179.36	203.60
NASDAQ Composite	100.00	117.99	117.08	137.81	192.78	221.15
NASDAQ Biotechnology	100.00	115.95	129.93	172.44	286.14	384.45
* $100 Invested on 12/31/09 in Stock or Index – Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)   HOLDERS
The closing sales price per share of common stock on the NASDAQ Global Select Market on February 12, 2015 was $115.72. As of February 12, 2015, there were approximately 438 holders of record of our common stock.
(c)   DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock and have no present intention to pay a cash dividend on our common stock.
(d)   EQUITY COMPENSATION PLAN INFORMATION
We incorporate information regarding the securities authorized for issuance under our equity compensation plan into this section by reference from the section entitled "Equity Compensation Plan Information" to be included in the proxy statement for our 2015 Annual Meeting of Stockholders.
(e)   REPURCHASE OF EQUITY SECURITIES
In June 2014, our stockholders approved an amendment to our Certificate of Incorporation that increased the number of shares of common stock that we are authorized to issue and effected a two-for-one stock split. As a result, our total number of authorized shares of common stock increased from 575.0 million to 1.150 billion on June 18, 2014. Stockholders of record received one additional share of common stock for each share of common stock owned. All impacted share numbers and per share amounts presented in the consolidated financial statements and the accompanying notes to the financial statements in this Annual Report on Form 10-K have been restated to reflect the impact of the stock split. Common stock held in treasury was not adjusted for the stock split.

From April 2009 through December 2014, our Board of Directors approved purchases of up to $13.500 billion of our common stock, including $4.000 billion approved by our Board of Directors in April 2014. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended December 31, 2014, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That Still Could Be Purchased Under the Plans or Programs
October 1 - October 31	2,194,300	$93.13	2,194,300	$3,475,762,655
November 1 - November 30	1,242,144	$106.46	1,242,144	$3,343,524,386
December 1 - December 31	1,837,712	$110.51	1,837,712	$3,140,441,345
During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA
The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 and the Consolidated Balance Sheet data as of December 31, 2014 and 2013 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2011 and 2010 and the Consolidated Balance Sheet data as of December 31, 2012, 2011 and 2010 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K (amounts in millions, except per share data).

	Years ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Income:
Total revenue	$7,670.4	$6,493.9	$5,506.7	$4,842.1	$3,625.7
Costs and operating expenses	5,151.4	4,685.0	3,760.3	3,399.4	2,636.1
Operating income	2,519.0	1,808.9	1,746.4	1,442.7	989.6
Interest and investment income, net	28.2	22.0	15.3	25.9	44.7
Interest (expense)	(176.1)	(91.6)	(63.2)	(42.7)	(12.6)
Other income (expense), net	(43.7)	(73.9)	(17.0)	(6.4)	(9.1)
Income before income taxes	2,327.4	1,665.4	1,681.5	1,419.5	1,012.6
Income tax provision	327.5	215.5	225.3	102.1	132.4
Net income	$1,999.9	$1,449.9	$1,456.2	$1,317.4	$880.2
Less: Net loss attributable to non-controlling interests	—	—	—	0.7	0.3
Net income attributable to Celgene	$1,999.9	$1,449.9	$1,456.2	$1,318.1	$880.5
Net income per share attributable to Celgene:*
Basic	$2.49	$1.75	$1.69	$1.45	$0.95
Diluted	$2.39	$1.68	$1.65	$1.42	$0.94
Weighted average shares:*
Basic	802.7	827.7	861.9	910.7	924.6
Diluted	836.0	860.6	881.6	925.5	939.0

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$7,546.7	$5,687.0	$3,900.3	$2,648.2	$2,601.3
Total assets	17,340.1	13,378.2	11,734.3	10,005.9	10,177.2
Short-term borrowings and current portion of long-term debt	605.9	544.8	308.5	526.7	—
Long-term debt, net of discount	6,265.7	4,196.5	2,771.3	1,275.6	1,247.6
Retained earnings	6,472.4	4,472.5	3,022.6	1,566.4	248.3
Total equity	6,524.8	5,589.9	5,694.5	5,512.7	5,995.5
*adjusted to reflect the two-for-one common stock split effected in June 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through gene and protein regulation.  We are dedicated to innovative research and development designed to bring new therapies to market and we are involved in research in several scientific areas designed to deliver proprietary next-generation therapies, targeting areas including intracellular signaling pathways, protein homeostasis and epigenetics in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, VIDAZA® , azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), OTEZLA® and ISTODAX®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the European Commission (EC) for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. Additional sources of revenue include royalties from Novartis Pharma AG (Novartis) on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of products and services through our Celgene Cellular Therapeutics (CCT) subsidiary and other licensing arrangements.

Our primary commercial stage products are approved to treat a number of diseases in the hematology, oncology, and inflammation and immunology therapeutic areas as described in Item 1. “Business.”

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include multiple myeloma, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and the European Union for indications in multiple myeloma based on phase II and phase III trial results, respectively, and an additional phase III trial is underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. Phase III trials are also underway for CC-486 in MDS and acute myeloid leukemia (AML) and ISTODAX® in first-line peripheral T-cell lymphoma (PTCL). In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and expanded indications in psoriatic arthritis and psoriasis. Also in the inflammation and immunology therapeutic area, we have acquired a global development and commercialization license to GED-0301 from Nogra Pharma Limited and have initiated a multi-trial clinical program that is designed to support global registrations of GED-0301 in Crohn's disease. For more information see Note 2 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Beyond our phase III programs, we have access to a growing early-to-mid-stage pipeline of novel potential therapies to address significant unmet medical needs that consists of new drug candidates and cell therapies developed in-house, licensed from other companies or able to be optioned from collaboration partners.

We believe that continued use of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the years ended December 31, 2014, 2013 and 2012 (dollar amounts in millions, except per share data):

				% Change
	Years Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012
Total revenue	$7,670.4	$6,493.9	$5,506.7	18.1%	17.9%
Net income	$1,999.9	$1,449.9	$1,456.2	37.9%	(0.4)%
Diluted earnings per share*	$2.39	$1.68	$1.65	42.3%	1.8%
*adjusted to reflect the two-for-one common stock split effected in June 2014.

Revenue increased by $1.177 billion in 2014 compared to 2013 primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE® and the U.S. launch of OTEZLA® in the second quarter of 2014, partially offset by a reduction in sales of VIDAZA® in the U.S. following the September 2013 launch in the U.S. of a generic version of VIDAZA®. The $550.0 million increase in net income and $0.71 increase in diluted earnings per share in 2014 were primarily due to a higher level of net product sales partly offset by an increase in expenses, including a $129.2 million impairment charge for in-process research and development (IPR&D), increase in share-based compensation expense, increase in drug discovery and development activities, expenses associated with our growing organization to support inflammation and immunology products and product candidates and an increase in selling and marketing activities primarily related to launch activities in recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.
Results of Operations:
Fiscal Years Ended December 31, 2014, 2013 and 2012
Total Revenue:    Total revenue and related percentages for the years ended December 31, 2014, 2013 and 2012 were as follows (dollar amounts in millions, except per share data):

				% Change
	2014	2013	2012	2014 versus 2013	2013 versus 2012
Net product sales:
REVLIMID®	$4,980.0	$4,280.3	$3,766.6	16.3%	13.6%
ABRAXANE®	848.2	648.9	426.7	30.7%	52.1%
POMALYST®/IMNOVID®	679.7	305.4	12.0	122.6%	N/M
VIDAZA®	611.9	803.3	823.2	(23.8)%	(2.4)%
azacitidine for injection	78.2	23.3	—	235.6%	N/M
THALOMID®	221.2	244.5	302.1	(9.5)%	(19.1)%
OTEZLA®	69.8	—	—	N/M	N/M
ISTODAX®	65.6	54.0	50.0	21.5%	8.0%
Other	9.2	2.6	5.0	253.8%	(48.0)%
Total net product sales	$7,563.8	$6,362.3	$5,385.6	18.9%	18.1%
Other revenue	106.6	131.6	121.1	(19.0)%	8.7%
Total revenue	$7,670.4	$6,493.9	$5,506.7	18.1%	17.9%
N/M - Not meaningful
The increase in total revenue of $1.177 billion in 2014 compared to 2013 reflected increases of $620.7 million, or 16.1%, in the United States, and $555.8 million, or 21.1%, in international markets. The increase in total revenue of $987.2 million in 2013 compared to 2012 reflected increases of $693.0 million, or 21.9%, in the United States, and $294.2 million, or 12.6%, in international markets.
Net Product Sales: Total net product sales for 2014 increased by $1.202 billion, or 18.9%, to $7.564 billion compared to 2013. The increase was comprised of net volume increases of $999.9 million and net price increases of $213.9 million, offset slightly by a $12.3 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity. The increase in volume was driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE® and OTEZLA®, partly offset by a decrease in unit sales of VIDAZA® resulting from the September 2013 introduction of a generic version of VIDAZA® in the U.S. by a third party. The increase in price was primarily due to price increases in the U.S. market.
Total net product sales for 2013 increased by $976.7 million, or 18.1%, to $6.362 billion compared to 2012. The increase was comprised of net volume increases of $950.3 million and price increases of $117.0 million, partly offset by an unfavorable impact from foreign exchange of $90.6 million. The increase in volume was driven by increased unit sales of REVLIMID®, the favorable impact from increased U.S. sales of ABRAXANE® resulting from the October 2012 and September 2013 FDA approvals for treatment of non-small cell lung cancer (NSCLC) and pancreatic cancer, respectively, as well as the February 2013 FDA and August 2013 EC approvals of POMALYST®/IMNOVID® for treatment of multiple myeloma. The increase in price was primarily due to price increases on REVLIMID®, VIDAZA® and THALOMID® in the U.S. market.
REVLIMID® net sales increased by $699.7 million, or 16.3%, to $4.980 billion in 2014 compared to 2013, primarily due to increased unit sales in both U.S. and international markets in addition to price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.
Net sales of REVLIMID® increased by $513.7 million, or 13.6%, to $4.280 billion in 2013 compared to 2012, primarily due to increased unit sales in both international and U.S. markets in addition to price increases in the U.S. market. These increases were partially offset by unfavorable changes in price in international markets and unfavorable foreign exchange impacts, including the impact of foreign exchange hedging activity. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in United States unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.
ABRAXANE® net sales increased by $199.3 million, or 30.7%, to $848.2 million in 2014 compared to 2013, primarily due to increased unit volumes in both the U.S. and international markets reflecting increased acceptance of the product for the treatments of both metastatic adenocarcinoma of the pancreas and NSCLC. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in the United States in September 2013 and the European Union in December 2013.
Net sales of ABRAXANE® increased by $222.2 million, or 52.1%, to $648.9 million in 2013 compared to 2012, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of the product in the treatment of metastatic breast cancer, the October 2012 FDA approval for treatment of NSCLC and the September 2013 FDA approval for treatment of pancreatic cancer.
POMALYST®/IMNOVID® net sales increased by $374.3 million, or 122.6%, to $679.7 million in 2014 compared to 2013, primarily due to increased unit sales in both U.S. and international markets, reflecting increases in market penetration. POMALYST® was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. IMNOVID® (the non-U.S. trade name) in combination with dexamethasone was approved by the EC in August 2013 for adult patients with relapsed and refractory multiple myeloma who have received at least two prior therapies, including both lenalidomide and bortezomib, and have demonstrated disease progression on the last therapy.

Net sales of POMALYST®/IMNOVID® totaled $305.4 million in 2013, reflecting the approval of POMALYST® by the FDA in February 2013 and IMNOVID® by the EC in August 2013. Net sales of POMALYST® totaled $246.0 million in the United States and IMNOVID® net sales totaled $59.4 million in international markets. The 2013 period included a partial period of sales in the U.S. and sales in Europe were derived primarily from approved early access programs.

VIDAZA® net sales decreased by $191.4 million, or 23.8%, to $611.9 million in 2014 compared to 2013, primarily due to a $232.7 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a competitor. The decrease in U.S. sales was partly offset by volume increases in international markets. VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018.
Net sales of VIDAZA® decreased by $19.9 million, or 2.4%, to $803.3 million in 2013 compared to 2012, reflecting volume decreases in the U.S. market due to the launch of a generic version of VIDAZA® by a competitor in September 2013 and the launch of a generic version of VIDAZA® (azacitidine for injection) by Sandoz AG in the fourth quarter of 2013, which we supply. Foreign exchange also unfavorably impacted sales. These decreases were partly offset by price increases in the U.S. market and volume increases in international markets.

Azacitidine for injection net sales were $78.2 million for 2014. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz AG beginning in the fourth quarter of 2013. Net sales of azacitidine for injection were $23.3 million in 2013.

THALOMID® net sales decreased by $23.3 million, or 9.5%, to $221.2 million for 2014 compared to 2013, primarily resulting from lower unit volumes in the U.S. and international markets, partly offset by U.S. price increases.
Net sales of THALOMID® decreased by $57.6 million, or 19.1%, to $244.5 million in 2013 compared to 2012, primarily due to lower unit volumes in the U.S. and international markets and an increase in estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies.  The reductions in volume were partially offset by price increases in the United States.
OTEZLA® net sales were $69.8 million for 2014. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® received approvals for psoriatic arthritis and plaque psoriasis in the EU in January 2015. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

ISTODAX® net sales increased by $11.6 million, or 21.5%, to $65.6 million for 2014 compared to 2013, primarily due to an increase in unit volume.
Net sales of ISTODAX® increased by $4.0 million, or 8.0%, to $54.0 million in 2013 compared to 2012, primarily due to increases in price in the United States.
The "other" net product sales category, which includes sales of FOCALIN®, increased by $6.6 million, to $9.2 million in 2014 compared to 2013. The "other" net product sales category decreased by $2.4 million to $2.6 million in 2013 compared to 2012.
Other Revenue: Other revenue decreased by $25.0 million to $106.6 million for 2014 compared to 2013 primarily due to a $24.1 million decrease in royalty revenue. The decrease in royalty revenue was driven by lower royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

Other revenue increased by $10.5 million to $131.6 million in 2013 compared to 2012. The increase was primarily due to increased royalty revenue related to higher royalties earned from Novartis based upon its sales of both RITALIN® and FOCALIN XR®. The increase also included a $5.0 million milestone payment received in 2013 related to the approval of additional indications for ABRAXANE® in Japan.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2014. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013 and 2014, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013 and 2014 and changes in estimate of the ultimate obligation during the fourth quarters of both 2013 and 2014. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2011	$9.0	$8.7	$137.0	$64.3	$219.0
Allowances for sales during prior periods	(7.5)	—	(13.3)	(2.4)	(23.2)
Allowances for sales during 2012	15.0	64.9	208.7	212.6	501.2
Credits/deductions issued for prior year sales	1.7	(4.3)	(60.2)	(54.8)	(117.6)
Credits/deductions issued for sales during 2012	(4.9)	(58.1)	(146.4)	(158.5)	(367.9)
Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	(1.1)	—	(27.8)	(1.9)	(30.8)
Allowances for sales during 2013	10.7	74.3	262.1	290.8	637.9
Credits/deductions issued for prior year sales	(3.1)	(5.2)	(53.4)	(42.0)	(103.7)
Credits/deductions issued for sales during 2013	(4.3)	(68.2)	(172.6)	(224.9)	(470.0)
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(5.4)	—	(7.1)	(8.4)	(20.9)
Allowances for sales during 2014	7.9	87.9	293.1	382.9	771.8
Credits/deductions issued for prior year sales	(4.1)	(8.8)	(78.8)	(43.3)	(135.0)
Credits/deductions issued for sales during 2014	(3.7)	(79.7)	(202.8)	(320.0)	(606.2)
Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
A comparison of provisions for allowances for sales within each of the four categories noted above for 2014 and 2013 follows:
2014 compared to 2013: Returns and allowances decreased by $7.1 million in 2014 compared to 2013, primarily due to a $7.9 million sales returns reserve recorded in 2013 for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies. Subsequently, during 2014 a $3.5 million reduction in this reserve was recorded due to lower returns experience. This decrease was partially offset by a $2.0 million increase in the returns provision for international markets, a $1.0 million increase in the returns allowance associated with REVLIMID® due to a higher returns experience in the United States driven by sales volume growth and a net increase of $0.9 million in the VIDAZA® returns allowance related to inventory levels held by distributors at the end of 2014.

Discounts increased by $13.6 million in 2014 compared to 2013, primarily due to sales increases in the United States.
Government rebates increased by $51.7 million in 2014 compared to 2013, primarily due to a $44.7 million increase in Medicaid rebates and a $17.6 million increase in rebates in certain international markets, both due to increased sales volumes. These increases were partially offset by a $10.6 million decrease in expense related to Medicare Part D Coverage Gap as a result of the refinement of the accrual rates.
Chargebacks and distributor service fees increased by $85.6 million in 2014 compared to 2013. Chargebacks increased by approximately $73.1 million, including a $7.5 million increase related to the TRICARE program driven by higher volume and increased rebate rates. Chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. Distributor service fees increased by approximately $12.5 million driven by higher sales volume.
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
Cost of Goods Sold (excluding amortization of acquired intangible assets):    Cost of goods sold and related percentages for the years ended December 31, 2014, 2013 and 2012 were as follows (dollar amounts in millions):

	2014	2013	2012
Cost of goods sold (excluding amortization of acquired intangible assets)	$385.9	$340.4	$299.1
Increase (decrease) from prior year	$45.5	$41.3	$(126.8)
Percent increase (decrease) from prior year	13.4%	13.8%	(29.8)%
Percent of net product sales	5.1%	5.4%	5.6%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $45.5 million to $385.9 million in 2014 compared to 2013. The increase was primarily due to the higher level of net product sales, partly offset by a $7.8 million reduction in royalty payments, primarily related to sales of REVLIMID® which resulted from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013. See Note 18 of Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional details of our royalty agreement and related litigation with CMCC. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.1% in 2014 compared to 5.4% in 2013, partly due to the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above, and the continued growth in net sales of lower cost REVLIMID®.

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
Research and development expenses and related percentages for the years ended December 31, 2014, 2013 and 2012 were as follows (dollar amounts in millions):

	2014	2013	2012
Research and development	$2,430.6	$2,226.2	$1,724.2
Increase from prior year	$204.4	$502.0	$123.9
Percent increase from prior year	9.2%	29.1%	7.7%
Percent of total revenue	31.7%	34.3%	31.3%

Research and development expenses increased by $204.4 million to $2.431 billion in 2014, compared to 2013. The increase was primarily due to a $129.2 million impairment charge resulting from an adjustment in the probability-weighted forecasted cash flows related to the CC-292 IPR&D intangible asset obtained in the acquisition of Avila and an increase in activity in support of our early- to mid-stage product pipeline as well as an increase in general research activity. These increases were partly offset by a $141.0 million decrease in expenses related to collaboration arrangements.

Research and development expenses increased by $502.0 million to $2.226 billion in 2013 compared to 2012. The increase was primarily due to a $462.0 million increase in payments made related to research and development collaboration arrangements as well as an increase in general research activity. The increases were partly offset by 2012 IPR&D asset impairment charges of $122.5 million, of which $53.4 million related to ISTODAX® for PTCL in Europe and $69.2 million related to an adjustment to the probability-weighted forecasted cash flows of CC-292 compared to prior estimates. No IPR&D asset impairment charges were recorded in 2013.
The following table provides a breakdown of research and development expenses (in millions):

				Increase (Decrease)
	2014	2013	2012	2014 versus 2013	2013 versus 2012
Human pharmaceutical clinical programs	$837.0	$825.3	$781.0	$11.7	$44.3
Other pharmaceutical programs	640.9	526.0	439.1	114.9	86.9
Drug discovery and development	291.4	202.9	166.6	88.5	36.3
Cellular therapy	27.0	25.9	30.9	1.1	(5.0)
Collaboration arrangements	505.1	646.1	184.1	(141.0)	462.0
IPR&D impairments	129.2	—	122.5	129.2	(122.5)
Total	$2,430.6	$2,226.2	$1,724.2	$204.4	$502.0

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended December 31, 2014, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:
New phase III trials:

Product	Disease Indication
OTEZLA®	Behçet's disease
REVLIMID®	Diffuse large B-cell lymphoma (Opened for enrollment)
Regulatory approval requests in major markets:

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
REVLIMID®	Mantle cell lymphoma	EU	EC	Q4 2014 (Filed)
REVLIMID®	Newly diagnosed multiple myeloma	Japan	PMDA	Q4 2014 (Filed)
VIDAZA®	Acute myeloid leukemia	EU	EC	Q4 2014 (Filed)
ABRAXANE®	Metastatic pancreatic cancer	Japan	PMDA	Q4 2014 (Filed)
Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
OTEZLA®	Psoriatic arthritis	EU	EC	Approval
OTEZLA®	Plaque psoriasis	EU	EC	Approval
REVLIMID®	Expanded indication for multiple myeloma	U.S.	FDA	Approval
REVLIMID®	Previously untreated multiple myeloma not eligible for transplant	EU	EC	Approval
ABRAXANE®	Non-small cell lung cancer	EU	CHMP	Positive opinion
ABRAXANE®	Unresectable pancreatic cancer	Japan	PMDA	Approval
Selling, General and Administrative:    Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, costs related to the launch of new products or those approved for new indications, outside professional services, donations to independent non-profit patient assistance organizations in the United States and facilities costs.
Selling, general and administrative expenses and related percentages for the years ended December 31, 2014, 2013 and 2012 were as follows (dollar amounts in millions):

	2014	2013	2012
Selling, general and administrative	$2,027.9	$1,684.5	$1,373.5
Increase from prior year	$343.4	$311.0	$147.2
Percent increase from prior year	20.4%	22.6%	12.0%
Percent of total revenue	26.4%	25.9%	24.9%

Selling, general and administrative expenses increased by $343.4 million to $2.028 billion for 2014 compared to 2013. The increase was primarily due to an increase in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®. The increase also included $25.0 million of expense related to the settlement of a contingent obligation to make matching contributions to The Chan Soon-Shiong Institute for Advanced Health.

Selling, general and administrative expenses increased by $311.0 million to $1.685 billion in 2013 compared to 2012, partly due to an increase in headcount related costs, including share based compensation expense, and marketing activities primarily related to the global launch of POMALYST®/IMNOVID®, expenses related to the launch of ABRAXANE® in pancreatic cancer, headcount increases and marketing expenses to prepare for the 2014 launch of OTEZLA®, a $27.7 million increase in service fees attributable to Latin American operations, an increase in incentive accruals and continued support of our currently marketed products, partially offset by a $23.6 million decrease in donations to independent non-profit patient assistance organizations in the United States.
Amortization of Acquired Intangible Assets:    Amortization of intangible assets acquired as a result of business combinations is summarized below for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Avila	$47.3	$47.3	$39.4
Abraxis	155.5	160.0	99.6
Gloucester	51.5	51.5	51.5
Pharmion	4.0	4.0	4.0
Total amortization	$258.3	$262.8	$194.5
Increase (decrease) from prior year	$(4.5)	$68.3	$(94.7)

Amortization of acquired intangible assets decreased by $4.5 million to $258.3 million in 2014 compared to 2013 due to a certain Abraxis related intangible asset becoming fully amortized during the first half of 2014.

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
Acquisition Related Charges, net: Acquisition related charges, net is summarized below for the years ended December 31, 2014, 2013 and 2012 (dollar amounts in millions):

	2014	2013	2012
Acquisition related charges, net	$48.7	$171.1	$169.0
Increase (decrease) from prior year	$(122.4)	$2.1	$311.3
Percentage increase (decrease) from prior year	(71.5)%	1.2%	N/M
Acquisition related charges, net decreased by $122.4 million to $48.7 million in 2014 compared to 2013. The decrease was primarily due to a $122.5 million reduction in expense from the change in fair value of our contingent liabilities related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis and a $75.5 million reduction in expense related to the fair value of our contingent consideration payable to the former shareholders of Avila due to an adjustment to the probability-weighted forecasted cash flows related to CC-292, partly offset by a $75.6 million expense in the current year period for an increase in the fair value of our contingent consideration payable related to the Nogra Pharma Limited (Nogra) acquisition which reflects both the passage of time and an increase of $19.8 million related to an increase in the estimated probability of making one of the additional contingent developmental milestone payments.
Acquisition related charges, net increased by $2.1 million to $171.1 million in 2013 compared to $169.0 million in 2012. The net increase was primarily due to a combined $80.8 million unfavorable change in the income statement impact related to the fair values of our contingent consideration liabilities related to the Gloucester and Avila acquisitions, partly offset by a $76.1 million favorable change in the income statement impact related to the fair value of our publicly traded CVRs that were issued as part of the acquisition of Abraxis.

Interest and Investment Income, Net:    Interest and investment income, net is summarized below for the years ended December 31, 2014, 2013 and 2012 (dollar amounts in millions):

	2014	2013	2012
Interest and investment income, net	$28.2	$22.0	$15.3
Increase (decrease) from prior year	$6.2	$6.7	$(10.6)
Percentage increase (decrease) from prior year	28.2%	43.8%	(41.0)%

Interest and investment income, net increased by $6.2 million to $28.2 million in 2014 compared to 2013 primarily due to higher investment balances compared to the prior year, a decrease in losses on sales of marketable securities and a decrease in the net amortization expense of premiums and discounts related to marketable securities.

Interest and investment income, net increased by $6.7 million to $22.0 million in 2013 compared to 2012 primarily due to higher investment balances compared to the prior year, partly offset by a $6.1 million increase in losses on sales of marketable securities.
Interest Expense:    Interest expense is summarized below for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Interest expense	$176.1	$91.6	$63.2
Increase from prior year	$84.5	$28.4	$20.5

Interest expense increased by $84.5 million to $176.1 million for 2014 compared to 2013 primarily due to interest expense associated with the issuance of $1.500 billion of senior notes in August 2013 and an additional $2.500 billion of senior notes in May 2014.

Interest expense increased by $28.4 million to $91.6 million in 2013 compared to 2012 primarily due to interest and fees associated with the issuance of $1.500 billion in senior notes in both August 2013 and August 2012.
Other Income (Expense), Net:    Other income (expense), net is summarized below for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$(9.5)	$22.2	$(10.8)
Fair value adjustments of forward point amounts	(18.0)	6.3	2.5
Celgene puts sold	11.6	1.2	—
Premium paid on equity investment	(9.7)	—	—
Impairment charges	(4.0)	(99.2)	(25.5)
Other	(14.1)	(4.4)	16.8
Total other income (expense), net	$(43.7)	$(73.9)	$(17.0)

Other income (expense), net was a net expense of $43.7 million for 2014 and a net expense of $73.9 million for 2013. The $30.2 million decrease in net expense was primarily due to a decrease in impairment charges in 2014 related to certain investments and gains related to the sale of puts on our common stock in 2014. The decrease was partially offset by the impact of foreign exchange losses recorded in the 2014 period compared to gains recorded in the 2013 period. In addition, the 2014 period included an unfavorable change in spreads between forward and spot rates related to foreign exchange contracts compared to a favorable change in spreads between forward and spot rates in the 2013 period.
Other income (expense), net increased by $56.9 million to $73.9 million in 2013 compared to 2012, primarily due to a $73.7 million increase in investment related impairment charges, including an $80.0 million impairment charge related to a royalty receivable asset that was received in April 2011 as partial consideration for the sale of the Abraxis non-core assets. The increase was partly offset by increased gains related to foreign exchange contracts not designated as hedging instruments which were intended to mitigate the impact of exchange rate volatility in the translation of foreign earnings.

Income Tax Provision:  The income tax provision increased by $112.0 million to $327.5 million in 2014 compared to 2013 primarily as a result of an increase in income before taxes combined with an increase in the effective tax rate. The full year 2014 underlying effective tax rate of 14.3% reflects the impact of our global business footprint. The increase in the underlying effective tax rate from 2013 reflects a decrease in tax benefits from certain collaboration and acquisition-related items and an increase in tax expense associated with the launch of new products. The effective tax rate for 2014 was decreased by 0.2 percentage points as a result of discrete items, including a net decrease in unrecognized tax benefits resulting from ongoing examinations, settlements with taxing authorities, and expirations of statutes of limitations.

The income tax provision decreased by $9.8 million to $215.5 million in 2013 compared to 2012. The full year 2013 underlying effective tax rate of 12.2% reflected the impact of our global business footprint. The decrease in the underlying effective tax rate from 2012 reflected an increase in tax benefits from certain collaboration and acquisition-related items, including an impairment of a royalty receivable asset in the amount of $80.0 million and upfront payments to collaboration partners of $227.0 million that were incurred in the fourth quarter of 2013. The effective tax rate for 2013 was increased by 0.7 percentage points as a result of discrete items, including a net increase in unrecognized tax benefits resulting from ongoing examinations and settlements with taxing authorities, partially offset by tax benefits from the retroactive reinstatement of the 2012 U. S. research and development tax credit. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013.

The income tax provision for 2012 included a full year underlying effective tax rate of 13.5%. The effective tax rate was reduced by 0.1 percentage points in 2012 as a result of discrete items, including tax benefits related to the settlement of tax examinations and expirations of statutes of limitations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions and tax expense related to the filing of our 2011 income tax returns with certain items being less favorable than originally estimated. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013. The tax benefit of our 2012 research credit was recorded in the first quarter of 2013. This change in tax law did not have a significant impact on our income tax provisions.
Net Income:    Net income and per common share amounts for the years ended December 31, 2014, 2013 and 2012 were as follows (dollar amounts in millions, except per share data):

	2014	2013	2012
Net income	$1,999.9	$1,449.9	$1,456.2
Per common share amounts:*
Basic	$2.49	$1.75	$1.69
Diluted	$2.39	$1.68	$1.65
Weighted average shares:*
Basic	802.7	827.7	861.9
Diluted	836.0	860.6	881.6
*adjusted to reflect the two-for-one common stock split effected in June 2014.
The $550.0 million increase in net income to $2.000 billion in 2014 compared to 2013 was primarily due to a higher level of net product sales partly offset by an increase in expenses, including a $129.2 million impairment charge for IPR&D, increase in share-based compensation expense, increase in drug discovery and development activities, expenses associated with our growing organization to support inflammation and immunology products and product candidates and an increase in selling and marketing activities primarily related to launch activities in recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®. The $0.71 increase in diluted earnings per share in 2014 compared to 2013 was favorably impacted by the repurchase of 22.0 million common shares under our common share repurchase program, reducing our outstanding share base.
The $6.3 million decrease in net income to $1.450 billion in 2013 compared to 2012 was primarily due to a $462.0 million increase in payments made related to research and development collaboration arrangements, a $61.9 million increase in ABRAXANE® amortization expense due to the October 2012 FDA approval of ABRAXANE® for treatment of NSCLC, a $94.8 million increase in share-based compensation expense, and increased spending in support of our currently marketed products and those that we plan to launch. The increases in expense were nearly offset by the favorable impact from a higher level of net product sales. The $0.03 increase in diluted earnings per share in 2013 compared to 2012 was favorably impacted by the repurchase of 22.3 million common shares under our common share repurchase program, reducing our outstanding share base.

Liquidity and Capital Resources
The following table summarizes the components of our financial condition for the years ended December 31, 2014, 2013 and 2012 (in millions):

				Increase
	2014	2013	2012	2014 versus 2013	2013 versus 2012
Financial assets:
Cash and cash equivalents	$4,121.6	$3,234.4	$2,090.4	$887.2	$1,144.0
Marketable securities available for sale	3,425.1	2,452.6	1,809.9	972.5	642.7
Total financial assets	$7,546.7	$5,687.0	$3,900.3	$1,859.7	$1,786.7
Debt:
Short-term borrowings and current portion of long-term debt	$605.9	$544.8	$308.5	$61.1	$236.3
Long-term debt, net of discount	6,265.7	4,196.5	2,771.3	2,069.2	1,425.2
Total debt	$6,871.6	$4,741.3	$3,079.8	$2,130.3	$1,661.5
Working capital[1]	$7,617.2	$5,607.4	$3,767.6	$2,009.8	$1,839.8

1
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings and current portion of long-term debt, accounts payable, accrued expenses, income taxes payable and other current liabilities.

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
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally.  As of December 31, 2014, we held approximately $6.737 billion of these short-term funds in foreign tax jurisdictions.  The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities.  As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows).  Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments.  We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided.  Approximately $900.0 million of our foreign earnings, included in the $6.737 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States.  These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of December 31, 2014 and December 31, 2013 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated.  The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States.  We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.
Share Repurchase Program:    Our Board of Directors has approved an aggregate $13.500 billion common stock repurchase program of which we have approximately $3.140 billion remaining for future share repurchases. During 2014, we used $2.975 billion for repurchases of our common stock, measured on a settlement date basis.
Components of Working Capital
Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $1.860 billion increase in cash, cash equivalents and marketable securities available for sale at December 31, 2014 compared to 2013 was primarily due to the issuance of $2.500 billion in senior notes in May 2014 and by cash generated from operations, partly offset by $2.975 billion paid under our share repurchase program, $710.0 million paid to acquire the GED-0301 license from Nogra and a net decrease of $445.3 million in short-term borrowings.
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
Accounts Receivable, Net: Accounts receivable, net increased by $105.3 million to $1.167 billion at December 31, 2014 compared to December 31, 2013 primarily due to increased sales of REVLIMID®, ABRAXANE® and POMALYST®/IMNOVID®, partially offset by foreign exchange impact. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.
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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $241.8 million at December 31, 2014 compared to $348.4 million at December 31, 2013.  Approximately $44.4 million of the $241.8 million receivable at December 31, 2014 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances.  We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level.  Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

In determining the appropriate allowance for doubtful accounts for Spain, Italy and Portugal, we considered the balance of past due receivables related to sales made to government-owned or supported customers.  We regularly monitor developments in Europe to assess whether the level of risk of default for any customers has increased and note the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances.  We also monitor the efforts of individual countries to support their regions with large public deficits and outstanding debt balances.  We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries as a result of their economic difficulties and we do not expect to have write-offs or adjustments to accounts receivable that would have a material adverse impact on our financial position or results of operations.
Inventory:    Inventory balances increased by $52.7 million to $393.1 million at the end of 2014 compared to 2013. The increase was primarily due to increases in ABRAXANE® and OTEZLA® inventories to support recent approvals. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in the United States in September 2013 followed by European Union approval for the same indication in December 2013 and unresectable pancreatic cancer in Japan in December 2014. OTEZLA® received approvals for psoriatic arthritis and plaque psoriasis in the U.S. during 2014 and in the EU in January 2015. We began recognizing revenue related to OTEZLA® during the second quarter of 2014.
Other Current Assets:    Other current assets increased by $158.0 million to $594.4 million at the end of 2014 compared to 2013 primarily due to a $205.1 million increase in the fair value of foreign currency forward contracts, partly offset by a $18.0 million decrease in prepaid taxes and a net decrease in other prepaid accounts.

Commercial Paper:    In September 2011, we entered into a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.500 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of December 31, 2014, $99.6 million of Commercial Paper was outstanding bearing an effective interest rate of 0.4%.
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
Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of December 31, 2014, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with those covenants as of December 31, 2014.
Accounts Payable, Accrued Expenses and Other Current Liabilities:    Accounts payable, accrued expenses and other current liabilities increased by $108.1 million to $1.465 billion at the end of 2014 compared to 2013. The increase was primarily due to increases of $131.2 million in deferred tax liabilities, $34.0 million in compensation related accrued expenses, $15.6 million in sales adjustments and $10.1 million in accrued interest. The increases were partly offset by decreases of $53.3 million related to foreign exchange contracts, $28.2 million of contingent consideration related to business acquisitions and a $18.0 million decrease related to collaboration agreements.
Income Taxes Payable (Current and Non-Current):    Income taxes payable increased by $34.6 million to $285.6 million at the end of 2014 compared to 2013, primarily from the current provision for income taxes of $599.8 million and net deferred intercompany credits of $26.3 million, offset by income tax payments of $294.6 million, a tax benefit of stock options of $252.6 million, and a decrease in refundable income taxes of $41.8 million.
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
In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact the issuance of debt. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated other comprehensive income was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes. At December 31, 2014 we had $250.0 million notional value of forward starting interest rate swaps outstanding with effective dates in November 2015, maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. The carrying value of all of our senior notes issued was $6.772 billion at December 31, 2014.

Cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

				$ Change
	2014	2013	2012	2014 versus 2013	2013 versus 2012
Net cash provided by operating activities	$2,806.3	$2,225.9	$2,018.6	$580.4	$207.3
Net cash used in investing activities	$(1,438.0)	$(528.6)	$(1,553.6)	$(909.4)	$1,025.0
Net cash used in financing activities	$(417.4)	$(553.7)	$(248.8)	$136.3	$(304.9)
Operating Activities:    Net cash provided by operating activities increased by $580.4 million to $2.806 billion in 2014 compared to 2013 primarily as a result of an expansion of our operations and a related increase in net earnings.
Net cash provided by operating activities increased by $207.3 million to $2.226 billion in 2013 compared to 2012 primarily as a result of an expansion of our operations and a related increase in net earnings.
Investing Activities: Net cash used in investing activities increased by $909.4 million in 2014 compared to 2013. The increase in net cash used in investing activities was principally related to a cash use of $710.0 million for the Nogra acquisition. In addition, net purchases of marketable securities available for sale during 2014 were $144.2 million higher than in 2013.
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
Financing Activities:    Net cash used in financing activities decreased by $136.3 million in 2014 compared to 2013. The decrease was principally related to a $991.0 million increase in proceeds from the issuance of long-term debt in 2014 compared to 2013, partly offset by a $210.5 million increase in payments for the purchase of treasury shares in 2014 compared to 2013 and a net repayment of $445.3 million in short-term borrowing in 2014 compared to a net increase of $234.1 million in short-term borrowing in 2013.
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

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014 (in millions):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Senior notes[1]	$740.2	$955.9	$1,327.7	$7,205.8	$10,229.6
Short-term borrowings	99.6	—	—	—	99.6
Operating leases	57.1	84.3	41.3	36.0	218.7
Other contract commitments	71.6	57.7	3.0	1.5	133.8
Total	$968.5	$1,097.9	$1,372.0	$7,243.3	$10,681.7

[1]	The senior note obligation amounts include future principal and interest payments for both current and non-current obligations.
Senior Notes:  In May 2014, we issued a total of $2.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.250% Senior Notes due 2019, $1.000 billion aggregate principal amount of 3.625% Senior Notes due 2024 and $1.000 billion aggregate principal amount of 4.625% Senior Notes due 2044.
In August 2013, we issued a total of $1.500 billion principal amount of senior notes consisting of $400.0 million aggregate principal amount of 2.300% Senior Notes due 2018, $700.0 million aggregate principal amount of 4.000% Senior Notes due 2023 and $400.0 million aggregate principal amount of 5.250% Senior Notes due 2043.
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
Short-term Borrowings:    Contractual obligations related to short-term borrowings included principal, interest and fees of $99.6 million related to commercial paper outstanding at December 31, 2014.
Operating Leases:    We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for operating leases expire at various dates between 2015 and 2023 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2. "Properties" of this Annual Report on Form 10-K.
Other Contract Commitments:    Other contract commitments of $133.8 million on December 31, 2014 primarily included $123.8 million in contractual obligations related to product supply contracts and a remaining $8.0 million balance due in connection with our acquisition of a manufacturing facility in Switzerland.
Collaboration Arrangements:    We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development and regulatory approval milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets at December 31, 2014 and 2013 contained in this Annual Report on Form 10-K. Potential milestone payments (not including potential royalty payments) total approximately $4.784 billion, including approximately $3.934 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $0.850 billion in sales-based milestones. For additional information about our collaboration agreements, see Note 17 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
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
Gross to Net Sales Accruals:  We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable.  If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected.  Under this methodology, we track actual returns by individual production lots.  Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience.  Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates.  Any changes from the historical trend rates are considered in determining the current sales return allowance.  REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide CelgeneTM are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel, resulting in lower returns activity.
Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2014. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013 and 2014, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013 and 2014, and changes in estimate of the ultimate obligation during the fourth quarters of both 2013 and 2014. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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
We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2014, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.
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
Accounting for Long-Term Incentive Plans:    We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2015, 2016 and 2017. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share, as defined; 37.5% on total non-GAAP revenue, as defined; and 25% on relative total shareholder return, which is a measurement of our stock price performance during the applicable three-year period, compared with a group of other companies in the biopharmaceutical industry.
Threshold, target and maximum cash payout levels under the three current LTIP performance cycles are calculated as a percentage between 0% and 200% of each participant’s base salary at the time the LTIP was approved by the Compensation Committee. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. Share-based payout levels are calculated using the cash-based threshold, target and maximum levels, divided by the average closing price of Celgene stock for the 30 trading days prior to the commencement of each performance cycle. Therefore, final share-based award values are reflective of the stock price at the end of the measurement period. The Compensation Committee may determine that payments made in common stock are restricted from trading for a period of time. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control.
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
Valuation of Goodwill, Acquired Intangible Assets, Other Assets and IPR&D:    We have recorded goodwill, acquired intangible assets and IPR&D primarily through the acquisitions of Pharmion, Gloucester, Abraxis, Avila, and Nogra. When identifiable intangible assets, including in-process research and development and securitized financial assets, are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in-process projects or estimating future cash flows expected to be collected; and

•	developing appropriate discount rates and probability rates.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but is subject to impairment testing.  We test our goodwill for impairment at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.
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
Valuation of Contingent Consideration Resulting from a Business Combination:    We record contingent consideration resulting from a business combination at its fair value on the acquisition date, and for each subsequent reporting period revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings in the consolidated statements of income. Changes to contingent consideration obligations can result from movements in publicly traded share prices of CVRs, adjustments to discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of a contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period. Our contingent consideration liabilities were recorded in the acquisitions of Gloucester, Abraxis, Avila and Nogra. The fair values of the Gloucester, Avila and Nogra contingent consideration liabilities are based on the discount rate, probability and estimated timing of cash milestone payments to the former shareholders of each business. The fair value of the Abraxis contingent consideration liability is based on the quoted market price of the publicly traded CVRs.
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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2014, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain derivative contracts.
Marketable Securities Available for Sale:    At December 31, 2014, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, non-U.S. government, agency and supranational securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.
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

As of December 31, 2014, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$452.0	$1,780.1	$117.4	$2,349.5
Fair value	$456.4	$1,795.1	$122.3	$2,373.8
Weighted average interest rate	0.7%	1.0%	1.9%	1.0%

Debt Obligations:
Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at December 31, 2014 and December 31, 2013 includes:

	2014	2013
Commercial paper	$99.6	$544.8
2.450% senior notes due 2015	506.3	—
Total	$605.9	$544.8

Long-Term Debt:   We have issued an aggregate $6.750 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of the long-term portion of these senior notes as of the end of December 31, 2014 are summarized below:

	Principal Amount	Carrying Value
1.900% senior notes due 2017	$500.0	$501.0
2.300% senior notes due 2018	400.0	401.2
2.250% senior notes due 2019	500.0	502.5
3.950% senior notes due 2020	500.0	502.8
3.250% senior notes due 2022	1,000.0	1,010.2
4.000% senior notes due 2023	700.0	708.5
3.625% senior notes due 2024	1,000.0	996.8
5.700% senior notes due 2040	250.0	249.5
5.250% senior notes due 2043	400.0	396.7
4.625% senior notes due 2044	1,000.0	996.5
Total long-term debt	$6,250.0	$6,265.7

At December 31, 2014, the fair value of our senior notes outstanding was $6.988 billion.

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
We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2014 and December 31, 2013 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transaction affects earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2014 and December 31, 2013:

	Notional Amount
Foreign Currency:	2014	2013
Australian Dollar	$18.8	$—
British Pound	304.8	279.4
Canadian Dollar	43.7	—
Euro	3,375.7	3,318.2
Japanese Yen	541.1	559.1
Total	$4,284.1	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2014 and December 31, 2013 were $835.5 million and $878.5 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2014 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $505.5 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Foreign currency option contracts entered into to hedge forecasted revenue were as follows at December 31, 2014 and 2013:

	Notional Amount[1]
	2014	2013
Foreign currency option contracts designated as hedging activity:
Purchased Put	$152.6	$—
Written Call	$160.9	$—
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
Assuming that the December 31, 2014 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $12.3 million if the US Dollar were to strengthen and decrease by approximately$12.1 million if the US Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.
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

Forward Starting Interest Rate Swaps: During 2014, we entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $250.0 million and effective dates in November 2015, maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During January 2015, we entered into additional forward starting swaps with effective dates in November 2015.

In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014, we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated OCI was a loss position of $25.9 million. The net loss of $25.9 million will be recognized as interest expense over the life of the associated senior notes.

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2014 would have increased the fair value of our contracts by $21.0 million. A one percentage point decrease at December 31, 2014 would have decreased the aggregate fair value of our contracts by $23.5 million.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2012, 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $25.5 million and $22.9 million in 2014 and 2013, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to reductions of current and future interest expense.
The following table summarizes the notional amounts of our outstanding swap contracts at December 31, 2014 and December 31, 2013:

	Notional Amount
	2014	2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	—
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	750.0	850.0
4.000% senior notes due 2023	150.0	150.0
Total	$2,700.0	$2,300.0
During 2015, we continued to actively manage our interest rate swaps and have terminated the hedging relationships of certain swap contracts and entered into new swaps that were designated as fair value hedges of our senior notes.
A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2014 would have reduced the aggregate fair value of our net payable by $396.4 million. A one percentage point decrease at December 31, 2014 would have increased the aggregate fair value of our net payable by $472.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II – Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
February 20, 2015

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,121.6	$3,234.4
Marketable securities available for sale	3,425.1	2,452.6
Accounts receivable, net of allowances of $32.1 and $40.0 at December 31, 2014 and 2013, respectively	1,166.7	1,061.4
Inventory	393.1	340.4
Deferred income taxes	11.7	25.3
Other current assets	594.4	436.4
Total current assets	9,712.6	7,550.5
Property, plant and equipment, net	642.6	593.4
Intangible assets, net	4,067.6	2,839.7
Goodwill	2,191.2	2,041.2
Other assets	726.1	353.4
Total assets	$17,340.1	$13,378.2
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$605.9	$544.8
Accounts payable	198.2	156.2
Accrued expenses	991.1	1,001.1
Income taxes payable	12.7	16.0
Current portion of deferred revenue	28.5	27.7
Other current liabilities	275.8	199.7
Total current liabilities	2,112.2	1,945.5
Deferred revenue, net of current portion	27.8	23.7
Income taxes payable	272.9	235.0
Deferred income taxes	555.6	804.9
Other non-current liabilities	1,581.1	582.7
Long-term debt, net of discount	6,265.7	4,196.5
Total liabilities	10,815.3	7,788.3
Commitments and Contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 924.8 million and 906.5 million shares at December 31, 2014 and 2013, respectively (Note 1)	9.2	9.1
Common stock in treasury, at cost; 124.6 million and 101.5 million shares at December 31, 2014 and 2013, respectively (Note 1)	(10,698.8)	(7,662.1)
Additional paid-in capital (Note 1)	9,827.2	8,676.4
Retained earnings	6,472.4	4,472.5
Accumulated other comprehensive income	914.8	94.0
Total stockholders' equity	6,524.8	5,589.9
Total liabilities and stockholders' equity	$17,340.1	$13,378.2
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Net product sales	$7,563.8	$6,362.3	$5,385.6
Other revenue	106.6	131.6	121.1
Total revenue	7,670.4	6,493.9	5,506.7
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	385.9	340.4	299.1
Research and development	2,430.6	2,226.2	1,724.2
Selling, general and administrative	2,027.9	1,684.5	1,373.5
Amortization of acquired intangible assets	258.3	262.8	194.5
Acquisition related charges, net	48.7	171.1	169.0
Total costs and expenses	5,151.4	4,685.0	3,760.3
Operating income	2,519.0	1,808.9	1,746.4
Other income and (expense):
Interest and investment income, net	28.2	22.0	15.3
Interest (expense)	(176.1)	(91.6)	(63.2)
Other income (expense), net	(43.7)	(73.9)	(17.0)
Income before income taxes	2,327.4	1,665.4	1,681.5
Income tax provision	327.5	215.5	225.3
Net income	$1,999.9	$1,449.9	$1,456.2

Net income per share (Note 1):
Basic	$2.49	$1.75	$1.69
Diluted	$2.39	$1.68	$1.65
Weighted average shares (Note 1):
Basic	802.7	827.7	861.9
Diluted	836.0	860.6	881.6
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$1,999.9	$1,449.9	$1,456.2
Other comprehensive income (loss):	—	27.4	25.9
Foreign currency translation adjustments	(49.8)	27.4	25.9
Pension liability adjustment	(8.6)	3.2	(4.7)
Change in functional currency of a foreign subsidiary	—	—	13.1
Net asset transfer of a common control foreign subsidiary	—	—	0.6

Net unrealized gains (losses) related to cash flow hedges:	—	128.0	1.4
Unrealized holding gains (losses)	568.1	(3.2)	39.2
Tax (expense) benefit	12.3	(2.6)	13.8
Unrealized holding gains (losses), net of tax	580.4	(5.8)	53.0

Reclassification adjustment for (gains) included in net income	(23.1)	(7.3)	(79.6)
Tax expense (benefit)	(1.7)	(6.9)	1.9
Reclassification adjustment for (gains) losses included in net income, net of tax	(24.8)	(14.2)	(77.7)

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses)	494.0	205.1	1.3
Tax (expense) benefit	(173.9)	(77.1)	0.1
Unrealized holding gains (losses), net of tax	320.1	128.0	1.4

Reclassification adjustment for losses included in net income	5.4	7.3	1.1
Tax (benefit)	(1.9)	(2.2)	(0.1)
Reclassification adjustment for losses included in net income, net of tax	3.5	5.1	1.0
Total other comprehensive income	820.8	143.7	12.6
Comprehensive income	$2,820.7	$1,593.6	$1,468.8
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$1,999.9	$1,449.9	$1,456.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104.3	96.9	84.9
Amortization	269.3	277.2	198.6
Deferred income taxes	(272.3)	(246.6)	100.2
Impairment charges	133.2	105.4	148.0
Change in value of contingent consideration	48.7	171.1	166.4
Share-based compensation expense	447.6	325.8	231.0
Share-based employee benefit plan expense	40.7	32.6	19.3
Reclassification adjustment for cash flow hedges included in net income	(23.1)	(7.3)	(79.6)
Unrealized change in value of derivative instruments	(48.8)	(1.4)	71.7
Other, net	(8.1)	18.0	11.8
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(166.3)	(101.4)	(30.1)
Inventory	(56.5)	(89.7)	(69.7)
Other operating assets	52.6	(90.9)	91.7
Accounts payable and other operating liabilities	252.3	287.2	68.2
Payment of contingent consideration	(14.3)	(75.0)	—
Income tax payable	39.1	57.4	(455.5)
Deferred revenue	8.0	16.7	5.5
Net cash provided by operating activities	2,806.3	2,225.9	2,018.6
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	2,175.9	3,642.3	1,743.7
Purchases of marketable securities available for sale	(2,661.4)	(3,983.6)	(2,768.8)
Payments for acquisition of businesses, net of cash acquired	(710.0)	—	(352.2)
Purchases of intellectual property and other assets	(24.8)	(19.4)	(48.9)
Capital expenditures	(150.3)	(119.7)	(111.5)
Purchases of investment securities	(67.4)	(47.1)	(30.0)
Other investing activities	—	(1.1)	14.1
Net cash used in investing activities	(1,438.0)	(528.6)	(1,553.6)
Cash flows from financing activities:
Payment for treasury shares	(2,975.1)	(2,764.6)	(2,043.6)
Proceeds from short-term borrowing	2,566.9	4,462.0	4,494.8
Principal repayments on short-term borrowing	(3,012.2)	(4,227.9)	(4,712.2)
Proceeds from sale of common equity put options	10.3	1.2	—
Payment of contingent consideration	(25.7)	(225.0)	—
Proceeds from the issuance of long-term debt	2,470.6	1,479.6	1,486.7
Net proceeds from share-based compensation arrangements	297.2	551.6	476.2
Excess tax benefit from share-based compensation arrangements	250.6	169.4	49.3
Net cash used in financing activities	(417.4)	(553.7)	(248.8)
Effect of currency rate changes on cash and cash equivalents	(63.7)	0.4	14.7
Net increase in cash and cash equivalents	887.2	1,144.0	230.9
Cash and cash equivalents at beginning of period	3,234.4	2,090.4	1,859.5
Cash and cash equivalents at end of period	$4,121.6	$3,234.4	$2,090.4
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Supplemental schedule of non-cash investing and financing activity:
Acquisition date fair value of contingent consideration issued in business combinations	$1,060.0	$—	$171.7
Change in net unrealized gain on marketable securities available for sale	$(494.0)	$(205.1)	$(1.3)
Investment in NantBioScience, Inc. preferred equity	$90.0	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$196.2	$90.8	$48.4
Income taxes paid	$294.6	$291.9	$469.6
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions)

Years Ended December 31, 2014, 2013 and 2012	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2011 (Note 1)	$8.6	$(2,760.7)	$6,760.7	$1,566.4	$(62.3)	$5,512.7
Net income				1,456.2		1,456.2
Other comprehensive income			(13.7)		12.6	(1.1)
Mature shares tendered related to option exercise		(1.2)	0.6			(0.6)
Exercise of stock options and warrants and conversion of restricted stock units	0.2	(10.6)	482.9			472.5
Shares purchased under share repurchase program		(2,050.7)				(2,050.7)
Issuance of common stock for employee benefit plans			19.2			19.2
Expense related to share-based compensation			230.5			230.5
Income tax benefit upon exercise of stock options			55.8			55.8
Balances at December 31, 2012	$8.8	$(4,823.2)	$7,536.0	$3,022.6	$(49.7)	$5,694.5
Net income				1,449.9		1,449.9
Other comprehensive income					143.7	143.7
Exercise of stock options and conversion of restricted stock units	0.2	(69.7)	623.5			554.0
Shares purchased under share repurchase program		(2,769.2)				(2,769.2)
Issuance of common stock for employee benefit plans	0.1		21.9			22.0
Expense related to share-based compensation			325.0			325.0
Income tax benefit upon exercise of stock options			170.0			170.0
Balances at December 31, 2013	$9.1	$(7,662.1)	$8,676.4	$4,472.5	$94.0	$5,589.9
Net income				1,999.9		1,999.9
Other comprehensive income					820.8	820.8
Exercise of stock options and conversion of restricted stock units	0.1	(126.1)	424.2			298.2
Shares purchased under share repurchase program		(2,929.5)				(2,929.5)
Issuance of common stock for employee benefit plans		18.9	26.5			45.4
Expense related to share-based compensation			447.5			447.5
Income tax benefit upon exercise of stock options			252.6			252.6
Balances at December 31, 2014	$9.2	$(10,698.8)	$9,827.2	$6,472.4	$914.8	$6,524.8
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts, unless otherwise indicated)
1.     Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies
Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through gene and protein regulation.  We are dedicated to innovative research and development designed to bring new therapies to market and we are involved in research in several scientific areas designed to deliver proprietary next-generation therapies, targeting areas including intracellular signaling pathways, protein homeostasis and epigenetics in cancer and immune cells, immunomodulation in cancer and autoimmune diseases and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), OTEZLA® and ISTODAX®. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the European Commission (EC) for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014.

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

In June 2014, our stockholders voted to approve an amendment to our Certificate of Incorporation that increased the number of shares of common stock that we are authorized to issue and effected a two-for-one stock split of outstanding shares (Stock Split). As a result, our total number of authorized shares of common stock increased from 575.0 million to 1.150 billion on June 18, 2014. Stockholders of record received one additional share of common stock for each share of common stock owned. All impacted share numbers and per share amounts presented in the consolidated financial statements and the accompanying notes to the financial statements have been restated to reflect the impact of the Stock Split. Common stock held in treasury was not adjusted for the Stock Split.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $241.8 million at December 31, 2014, compared to $348.4 million at December 31, 2013. Approximately $44.4 million of the $241.8 million receivable at December 31, 2014 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.
In determining the appropriate allowance for doubtful accounts for Spain, Italy and Portugal, we considered the balance of past due receivables related to sales made to government-owned or supported customers. We regularly monitor developments in Europe to assess whether the level of risk of default for any customers has increased and note the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances. We also monitor the efforts of individual countries to support their regions with large public deficits and outstanding debt balances. We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries as a result of their economic difficulties and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on our financial position or results of operations.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Goodwill:    Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but is subject to impairment testing.  We test our goodwill for impairment at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.
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
Contingent Consideration from Business Combinations:    Subsequent to the acquisition date, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in income as acquisition related charges, net. Changes in fair values reflect new information about related IPR&D and other assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and is accrued based on an accretion schedule.
Foreign Currency Translation:    Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Income. We had a net foreign exchange loss of $9.5 million in 2014, a gain of $22.2 million in 2013, and a loss of $10.8 million in 2012. These amounts include the impact of gains and losses on foreign exchange contracts not designated as hedging instruments (See Note 5).
Research and Development Costs:    Research and development costs are expensed as incurred. These include all internal and external costs related to services contracted by us. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2014. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013 and 2014, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013 and 2014 and changes in estimate of the ultimate obligation during the fourth quarters of both 2013 and 2014. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Earnings Per Share:    Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares resulting from option exercises, RSUs, PSUs, warrants and other incentives had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to us upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.
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
2.     Acquisitions

Nogra Pharma Limited (Nogra) Acquisition
On April 23, 2014, we entered into a license agreement with Nogra, pursuant to which Nogra granted us an exclusive, royalty-bearing license for its intellectual property relating to GED-0301, an antisense oligonucleotide targeting Smad7, to develop and commercialize products containing GED-0301 for the treatment of Crohn’s disease and other indications. A phase II trial of GED-0301 in patients with active Crohn's disease has been completed and we have initiated a multi-trial clinical program that is designed to support global registrations of GED-0301 in Crohn's disease.
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
The development and application of the intellectual property covered under the license agreement will be managed by joint committees composed of members from each of Nogra and us. We have the tie-breaking vote on the joint steering committee and as such have ultimate decision-making authority for development, regulatory and commercialization decisions. The agreement also includes provisions for access to employees of Nogra, technical assistance, transfer of manufacturing agreements and transfer of Nogra know-how related to GED-0301. Based on the foregoing factors, for accounting purposes, we have concluded that the acquired assets meet the definition of a business and have accounted for the GED-0301 license as IPR&D acquired in a business combination. The acquisition method of accounting requires that (a) the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and (b) the fair value of IPR&D be classified as an indefinite-lived asset until the successful completion or abandonment of the associated research and development efforts. Pro-forma results of operations for this acquisition have not been presented because this acquisition is not material to our consolidated results of operations.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of consideration transferred to acquire the license amounted to:

Fair Value at the Acquisition Date
Cash	$710.0
Contingent consideration	1,060.0
Total fair value of consideration transferred	$1,770.0

Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the acquisition date, with $5.0 million classified as current liabilities and $1.055 billion classified as non-current liabilities. We estimated the fair value of potential contingent consideration using a probability-weighted income approach, which reflects the probability and timing of future potential payments. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a level three liability within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a discount rate based on a market participant assumption. See Note 4 for post-acquisition changes in fair value. The purchase price allocation resulted in the following amounts being allocated to the assets acquired at the acquisition date based on their respective fair values:

Fair Value at the Acquisition Date
In-process research and development product rights	$1,620.0
Current deferred tax assets	1.3
Non-current deferred tax liabilities, net	(1.3)
Total identifiable net assets	1,620.0
Goodwill	150.0
Total net assets acquired	$1,770.0

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

Avila Acquisition
On March 7, 2012 (the Avila Acquisition Date), we acquired all of the outstanding common stock of Avila Therapeutics, Inc., subsequently renamed Celgene Avilomics Research, herein referred to as Avila, for consideration valued at the Avila Acquisition Date at $535.1 million, consisting of $363.4 million of cash ($352.2 million, net of cash acquired) and contingent developmental and regulatory milestone payments valued at $171.7 million. The acquisition resulted in Avila becoming our wholly-owned subsidiary. The results of operations for Avila are included in our consolidated financial statements from the Avila Acquisition Date and the assets and liabilities of Avila were recorded at their respective fair values on the Avila Acquisition Date and consolidated with our other assets and liabilities.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired IPR&D to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the Avila Acquisition Date and subsequently adjusted for the passage of time and probability of payment. We have paid $40.0 million in contingent consideration payments to the former shareholders of Avila subsequent to the Avila Acquisition Date and the range of remaining potential milestone payments is from no payment if none of the remaining milestones are achieved to an estimated maximum of $555.0 million if all remaining milestones are achieved. The potential milestones consist of developmental and regulatory achievements, including milestones for the initiation of phase III studies, investigational new drug, or IND, filings, and other regulatory events.

As part of the acquisition of Avila, we recorded intangible assets to reflect the fair value of the platform technology intangible asset as well as IPR&D. The $330.8 million fair value assigned to platform technology intangible asset was based primarily on expected cash flows from future product candidates to be developed from the Avilomics platform and the $198.4 million fair value assigned to acquired IPR&D was primarily based on expected cash flows from the CC-292 product candidate. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to full ownership rights to the Avilomics platform.

During 2014 and 2012, we recorded $129.2 million and $69.2 million in impairment charges, respectively, which were recorded as research and development expense, to write down the IPR&D asset recorded for the CC-292 program due to adjustments to the probability-weighted forecasted cash flows related to CC-292 compared to prior estimates. The adjustments to the probability-weighted forecasted cash flows related to CC-292 also resulted in reductions in the fair value of our contingent consideration payable to the former shareholders of Avila of $58.0 million in 2014 and $4.5 million in 2012, which were recorded as reductions of acquisition related charges, net.
3.     Earnings Per Share

	2014	2013	2012
Net income	$1,999.9	$1,449.9	$1,456.2
Weighted-average shares:
Basic	802.7	827.7	861.9
Effect of dilutive securities:
Options, RSUs, PSUs, warrants and other	33.3	32.9	19.7
Diluted	836.0	860.6	881.6
Net income per share:
Basic	$2.49	$1.75	$1.69
Diluted	$2.39	$1.68	$1.65

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 18.7 million in 2014, 14.3 million in 2013 and 25.3 million in 2012.

During the period of April 2009 through December 2014, our Board of Directors has approved repurchases of up to an aggregate of $13.500 billion of our common stock, including the April 2014 authorization to repurchase an additional $4.000 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During 2014 and 2013, we recorded net gains of $11.6 million and $1.2 million, respectively, from selling put options on our common stock. At December 31, 2014, we had no outstanding put options.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We repurchased 22.0 million shares of common stock under the program from all sources during 2014 at a total cost of $2.928 billion, excluding transaction fees. As of December 31, 2014, we had a remaining open-ended repurchase authorization of $3.140 billion.
4.     Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities. Our Level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 18 for a description of the CVRs.

•
Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS, non-U.S. government, agency and supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Our Level 2 liabilities relate to written foreign currency options, foreign currency forward contracts and interest rate swap contracts.

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester) and Nogra in addition to contingent consideration related to the undeveloped product rights and technology platform acquired as part of the acquisition of Avila. The maximum potential remaining payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Nogra are estimated to be $120.0 million, $555.0 million and $1.865 billion, respectively.

	Balance at December 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,425.1	$1,051.3	$2,373.8	$—
Forward currency contracts	550.7	—	550.7	—
Purchased currency options	9.8	—	9.8	—
Interest rate swaps	20.0	—	20.0	—
Total assets	$4,005.6	$1,051.3	$2,954.3	$—
Liabilities:
Contingent value rights	$(136.3)	$(136.3)	$—	$—
Written currency options	(4.6)	—	(4.6)	—
Other acquisition related contingent consideration	(1,279.0)	—	—	(1,279.0)
Total liabilities	$(1,419.9)	$(136.3)	$(4.6)	$(1,279.0)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at December 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,452.6	$433.1	$2,019.5	$—
Cash equivalents	20.0	—	20.0	—
Total assets	$2,472.6	$433.1	$2,039.5	$—
Liabilities:
Forward currency contracts	$(9.2)	$—	$(9.2)	$—
Contingent value rights	(118.1)	(118.1)	—	—
Interest rate swaps	(49.6)	—	(49.6)	—
Other acquisition related contingent consideration	(228.5)	—	—	(228.5)
Total liabilities	$(405.4)	$(118.1)	$(58.8)	$(228.5)

The following table represents a roll-forward of the fair value of Level 3 liabilities (significant unobservable inputs):

	2014	2013
Liabilities:
Balance at beginning of period	$(228.5)	$(198.1)
Amounts acquired or issued	(1,060.0)	—
Net change in fair value	(30.5)	(30.4)
Settlements	40.0	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,279.0)	$(228.5)
Level 3 liabilities increased by $1.051 billion in 2014 compared to 2013. Amounts acquired or issued represents $1.060 billion from the May 2014 acquisition of Nogra. The $30.5 million net increase in fair value included an increase of $75.6 million in the fair value of the contingent consideration related to our acquisition of Nogra, which reflects both the passage of time and an increase of $19.8 million related to an increase in the estimated probability of one milestone payment. This increase was partly offset by a $46.2 million decrease in the contingent consideration related to our acquisition of Avila, which included a $58.0 million adjustment based on a change in the estimated probability-weighted forecasted cash flows related to CC-292. The $40.0 million settlement represents two milestone payments related to our acquisition of Avila. The $30.4 million increase in the fair value of Level 3 liabilities in 2013 was primarily due to probability adjustments for two Avila milestones.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2014 and December 31, 2013 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2014 and December 31, 2013:

	Notional Amount
Foreign Currency:	2014	2013
Australian Dollar	$18.8	$—
British Pound	304.8	279.4
Canadian Dollar	43.7	—
Euro	3,375.7	3,318.2
Japanese Yen	541.1	559.1
Total	$4,284.1	$4,156.7

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2014, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2014 and December 31, 2013 were $835.5 million and $878.5 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Foreign currency option contracts entered into to hedge forecasted revenue were as follows at December 31, 2014 and 2013:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount[1]
	2014	2013
Foreign currency option contracts designated as hedging activity:
Purchased Put	$152.6	$—
Written Call	$160.9	$—
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
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

Forward Starting Interest Rate Swaps: During 2014, we entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $250.0 million and effective dates in November 2015, maturing in ten years to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During January 2015, we entered into additional forward starting swaps with effective dates in November 2015.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2012, 2013 and 2014. The settlement of swap contracts resulted in the receipt of net proceeds of $25.5 million and $22.9 million in 2014 and 2013, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the notional amounts of our outstanding interest rate swap contracts at December 31, 2014 and December 31, 2013:

	Notional Amount
	2014	2013
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	—
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	750.0	850.0
4.000% senior notes due 2023	150.0	150.0
Total	$2,700.0	$2,300.0
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31, 2014 and 2013:

		December 31, 2014
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$264.9	$44.9
	Other current liabilities	0.1	1.7
	Other non-current assets	322.3	17.5
Interest rate swap agreements	Other current assets	17.9	—
	Other non-current assets	4.8	0.3
	Other non-current liabilities	—	3.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	39.7	6.0
	Other current liabilities	0.1	1.1
Interest rate swap agreements	Other current assets	0.1	—
	Other non-current assets	1.3	—
Total		$651.2	$75.3

		December 31, 2013
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$63.6	$24.9
	Other current liabilities	41.5	84.7
	Other non-current assets	60.6	41.9
	Other non-current liabilities	4.3	25.6
Interest rate swap agreements	Other current assets	17.1	—
	Other non-current liabilities	—	68.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	11.3	0.7
	Other current liabilities	6.0	18.7
Interest rate swap agreements	Other current assets	0.1	—
	Other non-current assets	1.5	—
Total		$206.0	$264.8

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.
The following table summarizes the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2014 and 2013:

	2014
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$600.4	Net product sales	$27.5	Other income, net	$(12.2)	[2]
Treasury rate lock agreements	$—	Interest expense	$(3.5)
Forward starting interest rate swaps	$(32.3)	Interest expense	$(0.9)	Other income, net	$(3.6)	[3]

[1]	Net gains of $230.7 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

[2]
The amount of net losses recognized in income represents $18.0 million of losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $5.8 million in gains related to the ineffective portion of the hedging relationships.

[3]	The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

	2013
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(9.7)	Net product sales	$10.7	Other income, net	$12.6	[1]
Treasury rate lock agreements	$—	Interest expense	$(3.4)
Forward starting interest rate swaps	$6.5	Interest expense	$—

[1]
The amount of net gain recognized in income represents $6.3 million in gains related to the ineffective portion of the hedging relationships and $6.3 million of gains related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2014 and 2013:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2014	2013
Interest rate swaps	Interest expense	$43.0	$31.4

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2014 and 2013:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2014	2013
Foreign exchange contracts	Other income, net	$79.3	$34.1
Interest rate swap agreements	Other income, net	$—	$0.7
Put options sold	Other income, net	$11.6	$1.2

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
6.     Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $2.251 billion and $1.697 billion at December 31, 2014 and 2013, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2014 and 2013 were as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$1,044.7	$0.3	$(0.8)	$1,044.2
U.S. government-sponsored agency securities	145.1	0.1	(0.1)	145.1
U.S. government-sponsored agency MBS	531.1	1.0	(2.7)	529.4
Non-U.S. government, agency and supranational securities	32.4	—	(0.1)	32.3
Corporate debt – global	446.3	0.6	(1.2)	445.7
Asset backed securities	177.3	—	(0.2)	177.1
Marketable equity securities	335.2	716.3	(0.2)	1,051.3
Total available-for-sale marketable securities	$2,712.1	$718.3	$(5.3)	$3,425.1

December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$795.2	$0.3	$(0.4)	$795.1
U.S. government-sponsored agency securities	208.9	0.2	(0.2)	208.9
U.S. government-sponsored agency MBS	450.8	0.1	(6.9)	444.0
Non-U.S. government, agency and supranational securities	10.4	—	—	10.4
Corporate debt – global	379.2	1.1	(0.6)	379.7
Asset backed securities	181.6	—	(0.2)	181.4
Marketable equity securities	212.9	220.2	—	433.1
Total available-for-sale marketable securities	$2,239.0	$221.9	$(8.3)	$2,452.6

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or supported by highly rated governments of nations other than the United States.  Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded.  The increase in net unrealized gains in marketable equity securities in 2014 compared to 2013 primarily reflects the increase in market value for certain equity investments subsequent to their respective initial public offerings. Net unrealized losses in marketable securities primarily reflect the impact of increased interest rates at December 31, 2014.
The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2014, was as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$641.8	$(0.8)	$—	$—	$641.8	$(0.8)
U.S. government-sponsored agency securities	72.3	(0.1)	2.9	—	75.2	(0.1)
U.S. government-sponsored agency MBS	178.9	(1.4)	107.3	(1.3)	286.2	(2.7)
Non-U.S. government, agency and supranational securities	30.8	(0.1)	—	—	30.8	(0.1)
Corporate debt – global	273.2	(1.2)	0.8	—	274.0	(1.2)
Asset backed securities	155.1	(0.2)	—	—	155.1	(0.2)
Marketable equity securities	4.7	(0.2)	—	—	4.7	(0.2)
Total	$1,356.8	$(4.0)	$111.0	$(1.3)	$1,467.8	$(5.3)
The Company believes that the decline in fair value of securities held at December 31, 2014 below their cost is temporary and intends to retain its investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments.
Duration periods of available-for-sale debt securities at December 31, 2014 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$456.2	$456.4
Duration of one through three years	1,797.8	1,795.1
Duration of three through five years	122.9	122.3
Total	$2,376.9	$2,373.8
7.     Inventory
A summary of inventories by major category at December 31, 2014 and 2013 follows:

	2014	2013
Raw materials	$200.0	$147.4
Work in process	101.5	99.6
Finished goods	91.6	93.4
Total	$393.1	$340.4

Raw materials increased by $52.6 million in 2014 compared to 2013 primarily due to increases of $45.7 million and $5.4 million in ABRAXANE® and OTEZLA® inventories, respectively. The FDA approved ABRAXANE® for treatment of metastatic adenocarcinoma of the pancreas in the United States in September 2013 followed by European Union approval for the same indication in December 2013. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. We began recognizing revenue related to OTEZLA® during the second quarter of 2014.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     Property, Plant and Equipment
Property, plant and equipment at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Land	$37.9	$37.9
Buildings	260.8	258.0
Building and operating equipment	32.0	30.8
Leasehold improvements	135.5	128.2
Machinery and equipment	213.5	193.8
Furniture and fixtures	48.8	46.3
Computer equipment and software	332.8	286.1
Construction in progress	104.8	44.6
Subtotal	1,166.1	1,025.7
Less accumulated depreciation and amortization	523.5	432.3
Total	$642.6	$593.4
The balance of construction in progress at December 31, 2014 primarily relates to an expansion of our corporate headquarters in Summit, New Jersey.
9.     Other Financial Information
Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Compensation	$285.2	$261.7
Rebates, distributor chargebacks and distributor services	232.9	217.3
Clinical trial costs and grants	189.5	192.6
Common share repurchases	—	45.7
Interest	59.1	49.0
Royalties, license fees and collaboration agreements	26.7	52.4
Commercial related activities	56.2	46.6
Sales returns	10.2	15.5
Rent	14.0	14.8
Professional services	7.9	9.3
Other taxes	9.3	7.6
Other	100.1	88.6
Total	$991.1	$1,001.1

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other current liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred tax liability	$131.2	$—
Contingent consideration – Nogra acquisition	24.7	—
Contingent consideration – Avila acquisition	9.8	62.7
Compensation	32.6	22.1
Sales, use and value added tax	56.8	50.9
Derivative contracts	2.6	55.9
Collaboration agreement upfront payable	14.0	7.0
Other	4.1	1.1
Total	$275.8	$199.7
Other non-current liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Contingent consideration – Nogra acquisition	$1,110.8	$—
Contingent consideration – Avila acquisition	114.2	147.5
Contingent consideration – Gloucester acquisition	19.5	18.3
Contingent value rights - Abraxis acquisition	136.3	118.1
Deferred compensation and long-term incentives	150.5	127.2
Derivative contracts	3.8	89.6
Deferred lease incentive	31.4	28.7
Collaboration agreement	14.0	28.0
Other	0.6	25.3
Total	$1,581.1	$582.7
10.   Intangible Assets and Goodwill
Intangible Assets:  Our finite lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis) and Avila acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Nogra and Gloucester acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 11.1 years at December 31, 2014.

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,234.1)	$2,171.8
Technology	333.7	(135.1)	198.6
Licenses	67.0	(18.1)	48.9
Other	42.5	(22.9)	19.6
	3,849.1	(1,410.2)	2,438.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.8	$(1,410.2)	$4,067.6

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,026.4)	$2,379.5
Technology	333.7	(87.4)	246.3
Licenses	66.2	(13.9)	52.3
Other	42.5	(18.8)	23.7
	3,848.3	(1,146.5)	2,701.8
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,986.2	$(1,146.5)	$2,839.7
The gross carrying value of intangible assets increased by $1.492 billion in 2014 compared to 2013 primarily resulting from the addition of $1.620 billion of IPR&D from the Nogra acquisition, partly offset by a $129.2 million impairment charge recorded as research and development expense to write down the IPR&D asset recorded for the CC-292 program due to an adjustment to the probability-weighted forecasted cash flows related to CC-292 compared to prior estimates. The adjustment to the probability-weighted forecasted cash flows related to CC-292 also resulted in a $58.0 million reduction in the fair value of our contingent consideration payable to the former shareholders of Avila (see Note 4).
Amortization expense was $263.9 million, $270.1 million and $196.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense decreased by a net $6.2 million in 2014 compared to 2013 primarily due to a certain Abraxis related intangible asset becoming fully amortized during the first half of 2014 . Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2015 through 2018 is estimated to be in the range of approximately $255.0 million to $260.0 million annually and 2019 is estimated to be approximately $215.0 million.
Goodwill:    At December 31, 2014, our goodwill related to the 2014 Nogra acquisition (see Note 2), the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2013	$2,041.2
Acquisition of Nogra	150.0
Balance at December 31, 2014	$2,191.2

11.   Debt
Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at December 31, 2014 and December 31, 2013 includes:

	2014	2013
Commercial paper	$99.6	$544.8
2.450% senior notes due 2015	506.3	—
Total	$605.9	$544.8

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Debt:   We have issued an aggregate $6.750 billion principal amount of senior notes at varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes at December 31, 2014 and 2013 are summarized below:

	2014	2013
2.450% senior notes due 2015	$—	$513.9
1.900% senior notes due 2017	501.0	499.9
2.300% senior notes due 2018	401.2	399.0
2.250% senior notes due 2019	502.5	—
3.950% senior notes due 2020	502.8	484.6
3.250% senior notes due 2022	1,010.2	956.6
4.000% senior notes due 2023	708.5	696.3
3.625% senior notes due 2024	996.8	—
5.700% senior notes due 2040	249.5	249.6
5.250% senior notes due 2043	396.7	396.6
4.625% senior notes due 2044	996.5	—
Total long-term debt	$6,265.7	$4,196.5
At December 31, 2014, the fair value of our outstanding Senior Notes was $6.988 billion and represented a Level 2 measurement within the fair value measurement hierarchy.
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

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of December 31, 2014, a balance of $52.1 million in losses remained in accumulated OCI related to these derivative instruments and will be recognized as interest expense over the life of the notes.

At December 31, 2014, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 5. Our swap contracts outstanding at December 31, 2014 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of December 31, 2014, we had a balance of $38.6 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $17.8 million related to the settlement of swap contracts during 2014.
Commercial Paper:    The carrying value of Commercial Paper as of December 31, 2014 and 2013 was $99.6 million and $544.8 million, respectively, and approximated its fair value. The effective interest rate on the outstanding Commercial Paper balance at December 31, 2014 was 0.4%.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Unsecured Credit Facility:    We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.500 billion, which was increased from $1.000 billion in April 2013. During April 2013, the term of the Credit Facility was also extended from September 2, 2016 to April 18, 2018.   Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $1.750 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings.  At December 31, 2014 and 2013, there was no outstanding borrowing against the Credit Facility.
The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial covenants as of December 31, 2014.
12.   Stockholders' Equity
Preferred Stock:    Our Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5.0 million shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.
Common Stock:    At December 31, 2014, we were authorized to issue up to 1.150 billion shares of common stock of which shares of common stock issued totaled 924.8 million.
Treasury Stock:    During the period of April 2009 through December 2014, our Board of Directors has approved repurchases of up to an aggregate $13.500 billion of our common stock, including the April 2014 authorization to repurchase an additional $4.000 billion of our common stock. We repurchased $2.928 billion, $2.769 billion, and $2.050 billion of treasury stock under the program in 2014, 2013 and 2012, respectively, excluding transaction fees. As of December 31, 2014 an aggregate 118.7 million common shares were repurchased under the program at an average price of $87.24 per common share and total cost of $10.360 billion.
Other: When employee awards of RSUs vest and are settled net in order to fulfill minimum statutory tax withholding requirements, the shares withheld are reflected as treasury stock.
A summary of changes in common stock issued and treasury stock is presented below:

	Common Stock	Common Stock in Treasury
December 31, 2011	858.8	(49.9)
Exercise of stock options, warrants and conversion of restricted stock units	21.5	(0.2)
Issuance of common stock for employee benefit plans	0.6	—
Shares repurchased under share repurchase program	—	(28.6)
December 31, 2012	880.9	(78.7)
Exercise of stock options and conversion of restricted stock units	25.0	(0.5)
Issuance of common stock for employee benefit plans	0.6	—
Shares repurchased under share repurchase program	—	(22.3)
December 31, 2013	906.5	(101.5)
Exercise of stock options and conversion of restricted stock units	18.3	(1.3)
Issuance of common stock for employee benefit plans	—	0.2
Shares repurchased under share repurchase program	—	(22.0)
December 31, 2014	924.8	(124.6)
13.   Accumulated Other Comprehensive Income
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(10.1)	$4.2	$(16.0)	$(27.8)	$(49.7)
Other comprehensive income (loss) before reclassifications	3.2	128.0	(5.8)	27.4	152.8
Amount reclassified from accumulated other comprehensive income	—	5.1	(14.2)	—	(9.1)
Net current-period other comprehensive income (loss)	3.2	133.1	(20.0)	27.4	143.7
Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	(8.6)	320.1	580.4	(49.8)	842.1
Amount reclassified from accumulated other comprehensive income	—	3.5	(24.8)	—	(21.3)
Net current-period other comprehensive income (loss)	(8.6)	323.6	555.6	(49.8)	820.8
Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Years Ended December 31,
		2014	2013	2012
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$27.5	$10.7	$80.9
Treasury rate lock agreements	Interest (expense)	(3.5)	(3.4)	(1.3)
Interest rate swap agreements	Interest (expense)	(0.9)	—	—
	Income tax benefit (expense)	1.7	6.9	(1.9)
Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(5.4)	(7.3)	(1.1)
	Income tax benefit	1.9	2.2	0.1
Total reclassification, net of tax		$21.3	$9.1	$76.7
14.   Share-Based Compensation
We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 17, 2013 and as further amended on April 17, 2014) (Plan) which provides for the granting of options, RSUs, stock appreciation rights, PSUs and other share-based awards to our employees and officers.  The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Shares of common stock available for future share-based grants under all plans were 33.7 million at December 31, 2014.
The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Cost of goods sold	$26.2	$18.5	$12.4
Research and development	196.5	144.7	102.4
Selling, general and administrative	224.9	162.6	116.2
Total share-based compensation expense	447.6	325.8	231.0
Tax benefit related to share-based compensation expense	129.3	94.5	61.3
Reduction in income	$318.3	$231.3	$169.7
Included in share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was compensation expense related to non-qualified stock options of $276.3 million, $197.6 million and $155.2 million, respectively. Net proceeds received from share-based compensation arrangements for the years ended December 31, 2014, 2013 and 2012 were $297.2 million, $551.6 million and $476.2 million, respectively, and the excess tax benefit recognized was $250.6 million, $169.4 million and $49.3 million, respectively. We do not recognize a deferred tax asset for excess tax benefits that have not been realized and have adopted the tax law method as our accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.
Stock Options:    As of December 31, 2014, there was $558.4 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.1 years.
The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was $27.92 per share, $20.22 per share and $9.67 per share, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.51% - 1.90%	0.68% - 1.70%	0.21% - 1.23%
Expected volatility	28% - 37%	27% - 35%	27% - 30%
Weighted average expected volatility	33%	31%	28%
Expected term (years)	5.02 - 5.06	5.03 - 5.50	1.30 - 5.17
Expected dividend yield	0%	0%	0%
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes all stock option activity for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2013	79.2	$38.47	7.1	$3,643.4
Changes during the Year:
Granted	14.5	88.38
Exercised	(14.8)	28.41
Forfeited	(1.6)	53.14
Expired	(0.1)	32.45
Outstanding at December 31, 2014	77.2	$49.47	6.9	$4,823.8
Vested at December 31, 2014 or expected to vest in the future	76.4	$49.18	6.9	$4,794.1
Vested at December 31, 2014	36.4	$33.34	5.4	$2,861.3
The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $211.3 million, $159.3 million and $144.1 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $946.6 million, $814.7 million and $293.5 million, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options.
Restricted Stock Units:    We issue RSUs, under our equity program in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and RSUs. The employee may choose between alternate Company defined mixes of stock options and RSUs, with the number of options to be granted reduced by four for every one RSU to be granted. Information regarding the Company's RSUs for the years ended December 31, 2014 and 2013 is as follows:

Nonvested RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	10.1	$44.08
Changes during the period:
Granted	2.3	90.28
Vested	(2.7)	30.75
Forfeited	(0.3)	50.28
Nonvested at December 31, 2014	9.4	$59.02
As of December 31, 2014, there was $272.2 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.
Performance-Based Restricted Stock Units:    The Company's performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones typically related to product development. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended December 31, 2014 (shares in thousands):

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonvested Performance-Based RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	116	$53.44
Changes during the period:
Granted	48	87.54
Vested	(24)	30.39
Forfeited	(7)	59.68
Non-vested at December 31, 2014	133	$69.57
As of December 31, 2014, there was $5.6 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a weighted-average period of 1.5 years.
15.   Employee Benefit Plans
We sponsor an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended (the Code) for our U.S. employees. Our contributions to the U.S. savings plan are discretionary and have historically been made in the form of our common stock (See Note 12). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $40.7 million, $32.6 million and $19.3 million in 2014, 2013 and 2012, respectively.
We also sponsor defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. We also maintain defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2014.
In 2000, our Board of Directors approved a deferred compensation plan. The plan was frozen effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A.
In February 2005, our Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as our ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, Section 409A. Eligible participants, which include certain top-level executives as specified by the plan, can elect to defer up to an amended 90% of the participant's base salary, 100% of cash bonuses and equity compensation allowed under Section 409A of the Code. Company contributions to the deferred compensation plan represent a match to certain participants' deferrals up to a specified percentage, which currently ranges from 10% to 20%, depending on the employee's position as specified in the plan, of the participant's base salary. We recorded expenses of $0.3 million, $0.6 million and $0.6 million related to the deferred compensation plans in 2014, 2013 and 2012, respectively. The Company's matches are fully vested upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2014 and 2013, we had a deferred compensation liability included in other non-current liabilities in the Consolidated Balance Sheets of approximately $91.0 million and $73.7 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measurement alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.
In 2003, we established a Long-Term Incentive Plan (LTIP) designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2015, 2016 and 2017. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share (as defined in the LTIP); 37.5% on total non-GAAP revenue (as defined in the LTIP); and 25% on relative total shareholder return, which is a measurement of our stock price performance during the applicable three-year period compared with a group of other companies in the biopharmaceutical industry.
Threshold, target and maximum cash payout levels under the three current LTIP performance cycles are calculated as a percentage between 0% to 200% of each participant’s base salary at the time the LTIP was approved by the Compensation Committee. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. Share-based payout levels are calculated using the cash-based threshold, target and maximum levels, divided by the average closing price of Celgene stock for the 30 trading days prior to the commencement of

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

each performance cycle. Therefore, final share-based award values are reflective of the stock price at the end of the measurement period. The Compensation Committee may determine that payments made in common stock are restricted from trading for a period of time. The estimated payout value for the concluded 2014 Plan is $36.5 million, which is included in accrued expenses at December 31, 2014, and the maximum potential cash-based payout, assuming maximum objectives are achieved for the 2015, 2016 and 2017 Plans are $22.6 million, $25.2 million and $16.4 million, respectively. The reduction in the maximum potential cash-based payout for the 2017 Plan reflects a shift in the mix of compensation components for certain senior executives, including performance-based equity compensation in lieu of LTIP participation. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2014, 2013 and 2012, we recognized expense related to the LTIP of $42.3 million, $40.8 million and $10.0 million, respectively.
16.   Income Taxes
Income before income taxes is as follows:

	2014	2013	2012
U.S.	$565.0	$36.8	$279.6
Non-U.S.	1,762.4	1,628.6	1,401.9
Income before income taxes	$2,327.4	$1,665.4	$1,681.5
For the years ended December 31, 2014, 2013 and 2012, U.S. income before income taxes reflects charges related to share-based compensation, up-front collaboration payments, asset impairments and acquisitions, which in the aggregate, increased in the United States from 2012 to 2013 and decreased from 2013 to 2014. Many of these charges are not deductible for U.S. income tax purposes. These charges were lower outside the United States in those years.
The provision (benefit) for taxes on income is as follows:

	2014	2013	2012
United States:
Taxes currently payable:
Federal	$489.4	$352.6	$101.5
State and local	56.3	45.4	(31.8)
Deferred income taxes	(273.8)	(245.1)	107.3
Total U.S. tax provision	271.9	152.9	177.0
International:
Taxes currently payable	54.1	64.1	55.4
Deferred income taxes	1.5	(1.5)	(7.1)
Total international tax provision	55.6	62.6	48.3
Total provision	$327.5	$215.5	$225.3
Amounts are reflected in the preceding tables based on the location of the taxing authorities. We do not provide for U.S. federal or state income taxes on unremitted earnings of our international subsidiaries that are indefinitely invested outside the United States. As of December 31, 2014, we have not made a U.S. tax provision on $7.541 billion of unremitted earnings of our international subsidiaries. As these earnings are expected to be reinvested overseas indefinitely, it is not practicable to compute the estimated deferred tax liability on these earnings.
Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which we received a tax deduction but that have not yet been recorded in the Consolidated Statements of Income). We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in making this assessment. At December 31, 2014 and 2013, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances. The principal valuation allowance relates to deferred tax assets generated by certain fair value adjustments which, if realized for tax purposes, are expected to result in non-deductible losses. The increase in gross deferred tax assets and liabilities for intangible assets was primarily related to our license agreement with Nogra Pharma Limited, which was accounted for as a business combination.
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
At December 31, 2014 and 2013 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2014		2013
	Assets	Liabilities	Assets	Liabilities
NOL carryforwards	$4.5	$—	$5.3	$—
Deferred revenue	1.7	—	2.3	—
Capitalized research expenses	4.8	—	6.1	—
Tax credit carryforwards	5.0	—	4.2	—
Non-qualified stock options	250.5	—	183.3	—
Plant and equipment, primarily differences in depreciation	—	(7.4)	—	(9.6)
Inventory	14.5	—	8.4	—
Other assets	41.5	(4.0)	32.7	(0.7)
Intangible assets	654.7	(1,183.2)	311.9	(1,005.0)
Accrued and other expenses	191.6	—	161.3	—
Unremitted earnings	—	(316.5)	—	(316.5)
Unrealized (gains) losses on securities	—	(236.5)	—	(71.4)
Subtotal	1,168.8	(1,747.6)	715.5	(1,403.2)
Valuation allowance	(39.7)	—	(35.5)	—
Total deferred taxes	$1,129.1	$(1,747.6)	$680.0	$(1,403.2)
Net deferred tax asset (liability)		$(618.5)		$(723.2)
At December 31, 2014 and 2013, deferred tax assets and liabilities were classified on the Company's balance sheet as follows:

	2014	2013
Current assets	$11.7	$25.3
Other assets (non-current)	56.6	56.4
Current liabilities	(131.2)	—
Other non-current liabilities	(555.6)	(804.9)
Net deferred tax asset (liability)	$(618.5)	$(723.2)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

Percentages	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(22.3)%	(28.8)%	(28.0)%
Unremitted earnings	—%	—%	18.8%
State taxes, net of federal benefit	1.0%	0.6%	1.1%
Change in valuation allowance	0.2%	1.2%	0.4%
Acquisition related differences	(0.3)%	3.7%	3.8%
Changes in uncertain tax positions	(0.4)%	0.8%	(19.3)%
Other	0.9%	0.4%	1.6%
Effective income tax rate	14.1%	12.9%	13.4%
In our reconciliation of the U.S. statutory income tax rate to our effective tax rate, we disclose changes in uncertain tax positions which include the effect of settlements, expirations of statutes of limitations, and other changes in prior year tax positions.
We have operations in many foreign tax jurisdictions, which impose income taxes at different rates than the United States. The impact of these rate differences is included in the foreign tax rate differences that we disclose in our reconciliation of the U.S. statutory income tax rate to our effective tax rate. The benefit related to foreign tax rate differences primarily results from our commercial operations in Switzerland, which include significant research and development and manufacturing for worldwide markets. We operate under an income tax agreement in Switzerland through 2015 that provides an exemption from most Swiss income taxes on our operations in Switzerland. In 2013, we entered into a new agreement with the Swiss tax authorities which reflects the planned expansion of our Swiss operations and coupled with a 2014 reorganization of our Swiss operations will result in similar tax benefits through the end of 2024. The difference between the maximum statutory Swiss income tax rate (approximately 18.4% in 2014, 19.7% in 2013 and 21.0% in 2012) and our Swiss income tax rate under the tax agreement resulted in a reduction in the 2014, 2013 and 2012 effective tax rates of 18.0, 25.1 and 26.6 percentage points, respectively. The decrease in benefits reflected in the foreign tax rate differences from 2013 to 2014 results primarily from a decrease in the proportion of consolidated income before taxes from non-U.S. operations.
At December 31, 2014, we had combined state NOL carryforwards of approximately $507.2 million that will expire in the years 2015 through 2034. We also have research and experimentation credit carryforwards of approximately $10.2 million that will expire in the years 2018 through 2028. Excess tax benefits related to stock option deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, we have not recorded deferred tax assets for certain stock option deductions included in our state NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2014, deferred tax assets have not been recorded on state NOL carryforwards of approximately $344.1 million and for research and experimentation credits of approximately $5.7 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.
We realized stock option deduction benefits in 2014, 2013 and 2012 for income tax purposes and have increased additional paid-in capital in the amount of approximately $252.6 million, $170.0 million and $55.8 million, respectively. We have recorded deferred income taxes as a component of accumulated other comprehensive income resulting in a deferred income tax liability at December 31, 2014 and 2013 of $236.5 million and $71.4 million, respectively.
Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. During 2012, we settled an examination with the U.S. Internal Revenue Service (IRS) for the years ended December 31, 2006, 2007 and 2008. Our U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010, and 2011 are currently under examination by the IRS, which is scheduled to be completed within the next twelve months. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.
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

	2014	2013
Balance at beginning of year	$219.2	$174.7
Increases related to prior year tax positions	2.8	25.5
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	44.4	30.2
Settlements	(10.0)	(10.3)
Lapse of statute	(4.6)	(0.9)
Balance at end of year	$251.8	$219.2
These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $229.5 million would have a net impact on the effective tax rate. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. Accrued interest at December 31, 2014 and 2013 is approximately $28.1 million and $23.2 million, respectively.
We have recorded changes in the liability for unrecognized tax benefits for current and prior year tax positions related to ongoing income tax audits in various taxing jurisdictions. The liability for unrecognized tax benefits is expected to increase in the next twelve months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. Certain examinations are scheduled to conclude within the next twelve months. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.
17.   Collaboration Agreements
From time to time, we enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. Summarized financial information related to our alliances is presented in tabular format after the description of alliances:

Novartis Pharma AG: On April 19, 2000, we licensed the worldwide rights (excluding Canada) regarding certain chirally pure forms of methylphenidate for FOCALIN® and FOCALIN XR® to Novartis. We also licensed to Novartis the rights related to long-acting formulations of methylphenidate and dex-methylphenidate products which are used in FOCALIN XR® and RITALIN LA®. We sell FOCALIN® to Novartis and receive royalties of between 30% and 35% on Novartis' sales of FOCALIN XR® and RITALIN LA®. The arrangement with Novartis will continue until the later of (i) the tenth anniversary of the first commercial launch on a country-by-country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, we will

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell products using the dex-methylphenidate and long-acting formulation technology. The agreement may be terminated by Novartis upon 12 months prior written notice or by either party upon, among other things, the breach of a material obligation by the other party or in the event of withdrawal of the dex-methylphenidate product or RITALIN® product from the market because of regulatory mandate.

If the agreement is terminated by us, then all licenses granted to Novartis under the agreement will terminate and Novartis will grant us a non-exclusive license to certain of their intellectual property related to the compounds and products. If the agreement is terminated by Novartis then all licenses granted to Novartis under the agreement will terminate.

A generic version of methylphenidate hydrochloride was introduced in January 2012 and resulted in a decrease in royalties we received from Novartis related to sales of RITALIN LA®.  A generic version of dexmethylphenidate hydrochloride was introduced in November 2013 and resulted in a decrease in royalties we received from Novartis related to sales of FOCALIN XR® .

Acceleron Pharma (Acceleron): We have worldwide strategic collaboration agreements with Acceleron for the joint development and commercialization of sotatercept (ACE-011) and luspatercept (ACE-536). Sotatercept is currently in phase II studies for treatment of renal anemia, beta-thalassemia and MDS, and luspatercept is currently in phase II studies for beta-thalassemia and MDS.

On January 1, 2013 we became responsible for the payment of all development costs related to sotatercept and luspatercept and have recognized development expenses as research and development expense as they were incurred.

With respect to the sotatercept program, Acceleron is eligible to receive up to $367.0 million in development, regulatory approval and sales-based milestones and up to an additional $348.0 million for each of three specific discovery stage programs. We also agreed to co-promote the developed products in North America. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

With respect to the luspatercept program, we have an exclusive, worldwide, royalty-bearing license to luspatercept and future Acceleron products for the treatment of anemia. We also agreed to co-promote the products in the United States, Canada and Mexico. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for luspatercept and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

The sotatercept agreement may be terminated by us, at our sole discretion, at any time or by either party, among other things, upon a material breach by the other party. The luspatercept agreement may be terminated by us, at our sole discretion, after completion of the initial phase II clinical trial or by either party, among other things, upon a material breach by the other party.

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

With respect to each product that we choose to license, Agios could receive up to approximately $120.0 million upon achievement of certain milestones and other payments plus royalties on worldwide sales, and Agios may also participate in the development and commercialization of certain products in the United States. In December 2014, Celgene elected to extend the collaboration and license agreement for an additional year for a payment of $20.0 million. Our option to license products will terminate on April 14, 2016.

In June 2014, we exercised our option to license AG-221 from Agios on an exclusive worldwide basis, with Agios retaining the right to conduct a portion of commercialization activities for AG-221 in the United States. AG-221 is currently in a phase I study in patients that harbor an IDH2 mutation with advanced hematologic malignancies, including acute myeloid leukemia (AML).

Epizyme Inc. (Epizyme):    In April 2012, we entered into a collaboration and license agreement with Epizyme to discover, develop and commercialize novel therapeutic compounds by inhibiting histone methyltransferases (HMT), an important epigenetic target class. Under the terms of the agreement, we made an upfront payment to Epizyme and also made an equity investment in Epizyme and received an exclusive option to license rights outside the United States to HMT inhibitors targeting the DOT1L HMT, including the Company’s product candidate EPZ-5676 and each Epizyme compound associated with such licensed compounds during the option term. If the option is exercised, Epizyme could receive up to $165.0 million in milestone payments associated with each

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Epizyme compound developed to inhibit each distinct HMT target under the collaboration plus royalties on sales. Epizyme will retain the rights to develop and commercialize compounds in the United States.

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

The collaboration and license agreement may be terminated by us at our discretion on a program-by-program basis upon one hundred twenty (120) days prior written notice, or by either party for material breach, intellectual property challenge, or bankruptcy by the other party. With certain exceptions, the collaboration and license agreement expires in its entirety upon the expiration of all applicable royalty terms under the Agreement.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

MorphoSys AG (MorphoSys):  In June 2013, we signed a collaboration, license and equity purchase agreement with MorphoSys to jointly develop MOR202 globally and to co-promote MOR202 in Europe. We retain the right to commercialize MOR202 outside of the co-promotion territory. In August 2013, the transaction became effective. MOR202 is a fully human monoclonal antibody

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

targeting CD38 to treat patients with multiple myeloma and certain leukemias. MOR202 is currently being evaluated in a phase I/IIa trial in patients with relapsed/refractory multiple myeloma.

MorphoSys could receive up to EUR 511.0 million (approximately $620.0 million) in development, regulatory and sales milestones and tiered royalties on net sales of MOR202 outside the co-promotion territory.  In the co-promotion territory, MorphoSys retains a 50/50 profit sharing right on MOR202 in exchange for paying one third of the MOR202 development costs. Should MorphoSys choose to opt out of its co-promotion rights, MorphoSys would receive tiered royalties on net sales of MOR202 globally.

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

Demcizumab is currently in multiple phase Ib, phase Ib/II, and phase II clinical studies in combination with standard-of-care therapeutics, including a trial in patients with first-line advanced pancreatic cancer. Subsequent to the exercise of our option rights, the parties will co-develop demcizumab and share global development costs on a one-third OncoMed and two-thirds Celgene split. Outside the United States, we would lead development and commercialization efforts, with OncoMed eligible to receive milestones and tiered royalties on sales outside the United States. For sales in the United States, OncoMed and Celgene would share profits equally.

In addition to demcizumab, the collaboration includes up to five phase Ia, preclinical- or discovery-stage biologics programs: OncoMed’s anti-DLL4/VEGF bispecific antibody and up to four additional biologics programs targeting either the RSPO-LGR CSC pathway or another CSC pathway. We have exclusive options on these programs during or after completion of certain phase I clinical trials to be conducted by OncoMed, which if exercised, contain U.S. profit sharing and co-commercialization terms, plus one-third OncoMed and two-thirds Celgene global development cost-sharing and royalties outside the profit-sharing territory.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
NantBioScience, Inc. (NantBioScience): In January 2014, we entered into a collaboration agreement with NantBioScience, an entity controlled by Dr. Patrick Soon-Shiong in which Celgene contributed $75 million of cash, the rights to the future royalty stream based on net sales of certain products of Active Biomaterials, LLC, another entity controlled by Dr. Patrick Soon-Shiong, and licenses to two nab® product candidates. In return, Celgene received a 14 percent preferred equity ownership in NantBioScience, an option to license a certain number of product candidates developed by NantBioScience, including the two nab® product candidates that Celgene is licensing to NantBioScience, and the parent company of NantBioScience assumed, and agreed to pay and satisfy when due, our obligation to pay The Chan Soon-Shiong Institute for Advanced Health (CSS Institute) $50.0 million in contingent, matching contributions. The transaction became effective in March 2014. Unless Celgene terminates the collaboration earlier, in Celgene’s sole discretion upon 30 days written notice, the collaboration will continue until the earliest to occur of: (a) Celgene licensing four NantBioScience product candidates; (b) NantBioScience presenting data packages for ten product candidates; and (c) the date which is 10 years after the effective date. Regardless of any termination of the collaboration, the 14 percent preferred equity ownership in NantBioScience and the assumption of the $50.0 million in contingent, matching contributions by the parent company of NantBioScience remain in effect. We performed a valuation of the components of the transaction and allocated the consideration transferred as follows: $50.0 million for the collaboration agreement upfront expense; $25.0 million related to the settlement of contingent matching contributions, and; $90.0 million related to the equity ownership in NantBioScience.
Other Collaboration Arrangements in 2014:    In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during 2014 that include the potential for future milestone payments of up to an aggregate $134.5 million related to the attainment of specified developmental, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information related to our collaboration agreements is presented below:

		Year ended December 31,					As of December 31,[1]
		Research and Development Expense
		Upfront Fees	Milestones	Extension of Agreements	Amortization of Prepaid Research and Development	Additional Equity Investments Made	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	2014	$—	$—	$—	$—	$52.4	$—	$179.7	14%
	2013	—	17.0	—	—	10.0	—	127.2	11%
	2012	—	—	—	—	—
	2011 and prior	70.0	27.5	—	—	30.5

Acetylon	2014	—	—	—	15.3	—	20.4	25.0	10%
	2013	50.0	—	—	4.3	10.0	35.7	25.0	10%
	2012	—	—	—	—	5.0
	2011	—	—	—	—	10.0

Agios	2014	—	—	20.0	—	38.3	—	587.4	14%
	2013	—	—	20.0	—	12.8	—	113.0	15%
	2012	—	—	—	—	—
	2011 and prior	121.2	—	20.0	—	37.5

bluebird	2014	—	—	—	0.1	—	0.1	—	N/A
	2013	74.7	—	—	—	—	0.2	—	N/A

Epizyme	2014	—	—	—	—	9.9	—	69.3	11%
	2013	—	25.0	—	—	1.0	—	69.4	12%
	2012	65.0	—	—	—	25.0

FORMA	2014	225.0	—	—	0.1	—	0.1	—	N/A
	2013	52.8	—	—	—	—	0.2	—	N/A

MorphoSys	2014	—	—	—	—	—	—	73.9	3%
	2013	94.3	—	—	—	61.3	—	61.4	3%

NantBioScience[2]	2014	50.0	—	—	—	90.0	—	90.0	14%

OncoMed	2014	2.5	—	—	—	—	—	32.0	5%
	2013	155.0	—	—	—	22.2	—	43.4	5%

Sutro	2014	72.6	—	—	0.2	11.9	12.8	17.6	15%
	2013	—	—	—	2.1	1.7	2.5	5.7	6%
	2012	26.3	—	—	0.2	4.0

Other Collaboration Arrangements	2014	103.5	8.3	—	7.5	55.7	34.4	58.8	N/A
	2013	149.0	1.0	—	0.9	10.4	23.1	6.1	N/A
	2012	87.2	5.4	—	—	6.5
1 Year-end balance and percentage of outstanding equity are presented for the current and prior year.
2 $25.0 million of expense related to the settlement of contingent matching contributions was also recognized at the inception of the collaboration agreement with NantBioScience and included in Selling, General and Administrative expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.   Commitments and Contingencies
Contingent Value Rights: In connection with the acquisition of Abraxis in 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the NASDAQ Global Market under the symbol "CELGZ." The fair value of the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the Abraxis Acquisition Date, we measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings. The fair value of our liability related to the CVRs was $136.3 million at the end of 2014 compared to $118.1 million at the end of 2013.
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
Leases:  We lease offices and research facilities under various operating lease agreements in the United States and international markets. We also lease automobiles and certain equipment in these same markets. At December 31, 2014, the non-cancelable lease terms for the operating leases expire at various dates between 2015 and 2023 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are:

Operating Leases
2015	$57.1
2016	47.2
2017	37.1
2018	25.1
2019	16.2
Thereafter	36.0
Total minimum lease payments	$218.7
Total rental expense under operating leases was approximately $62.2 million in 2014, $50.9 million in 2013 and $41.9 million in 2012.
Lines of Credit:  We maintain lines of credit with several banks to support our hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of our subsidiaries. Lines of credit supporting our hedging programs as of December 31, 2014 allowed us to enter into derivative contracts with settlement dates through 2017. As of December 31, 2014, we have entered into derivative contracts with net notional amounts totaling $8.231 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2014 allowed us to have letters of credit and guarantees issued on behalf of our subsidiaries totaling $130.3 million.
Other Commitments:  Our obligations related to product supply contracts totaled $177.5 million at December 31, 2014. We are also committed to pay the remaining $8.0 million balance due from our acquisition of a manufacturing facility in Switzerland.
Collaboration Arrangements:  We have entered into certain research and development collaboration agreements, as identified in Note 17 above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets at December 31, 2014 and 2013.
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

A claim construction decision was issued on May 27, 2014. Fact discovery closed on August 4, 2014. On October 23, 2014, the court denied: (i) Natco’s motion to limit the patent claims asserted by us and (ii) Natco’s motion to dismiss its inequitable-conduct claims and strike our unclean-hands defense. In addition, the court granted our motion to bifurcate and stay expert discovery pertaining to the REMS patents. On November 18, 2014, the court granted-in-part Natco’s motion to amend its invalidity contentions. We appealed that decision on December 2, 2014 and briefing on the appeal was completed on January 20, 2015. A hearing has not yet been set for the appeal. Expert discovery is set to close on July 21, 2015. No trial date has been set.

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

On May 23, 2014, the plaintiffs filed a motion to dismiss our cross-appeal, which motion was denied on June 30, 2014. Briefing on the appeal was completed on November 24, 2014. The Court has yet to schedule a hearing on the appeal and cross-appeal.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ‘346 patent”). Andrulis alleges that we are liable for infringement of one or more claims of the ‘346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers. Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On November 25, 2013, we filed a motion to dismiss Andrulis’ complaint. Andrulis’ motion seeking leave to file an amended complaint was granted on December 30, 2013. We filed a motion to dismiss Andrulis’ amended complaint on January 30, 2014. On April 11, 2014, the court denied our motion in part and granted our motion in part, dismissing two of Andrulis' four infringement claims without leave to amend. We filed an answer

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to the remaining claims on April 25, 2014. On December 23, 2014 we requested from the court leave to file a partial summary judgment motion and on February 6, 2015 the court granted our request.

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

On September 12, 2014, we and Astellas Pharma Inc., filed an infringement action in the United States District Court for the District of Delaware against InnoPharma. In its answer and counterclaim, InnoPharma asserts that the ‘280 and ‘724 patents are invalid and/or not infringed by its proposed generic products. As a result of the filing of our action, the FDA cannot grant final approval of InnoPharma's ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) May 5, 2017.

These two cases were consolidated in December 2014. Fact discovery is set to close in the consolidated cases on November 6, 2015. A claim construction hearing is scheduled for October 16, 2015. Expert discovery in the consolidated cases is set to close on July 13, 2016 and trial is scheduled to begin on September 19, 2016.

THALOMID® (thalidomide): We received a Notice Letter dated December 18, 2014 from Lannett Holdings, Inc. (Lannett) notifying us of Lannett’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,629,327; 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763; 8,315,886; 8,589,188; and 8,626,531 that are listed in the Orange Book for THALOMID® (thalidomide). Lannett is seeking to market a generic version of 50mg, 100mg, 150mg and 200mg of THALOMID® capsules. On January 30, 2015, we filed an infringement action against Lannett in the United States District Court for the District of New Jersey.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. Oral arguments on our motion to dismiss were heard on December 9, 2014. On December 22, 2014, the court granted (i) Celgene’s motion to dismiss Mylan’s claims based on Section 1 of the Sherman Act without prejudice, and (ii) the claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the rest of the claims which

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primarily relate to Section 2 of the Sherman Act and to the statute of limitations with respect to THALOMID®. On January 6, 2015 we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act and on January 20, 2015 we filed an answer to the Complaint. On January 30, 2015 the District Court granted our motion allowing us to file a Petition for permission to appeal to the United State Court of Appeals for the Third Circuit. The Petition was filed with United States Court of Appeals for the Third Circuit on February 9, 2015. A scheduling order has not yet been issued in this case. We intend to vigorously defend against Mylan’s claims.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations. In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. The DOJ retains the right to intervene in these actions at any time. Additionally, while several states have similarly declined to intervene in some of these actions, they also retain the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. On April 25, 2014, we filed a motion to dismiss the complaint in the remaining (Central District of California) action, United States of America ex. rel. Beverly Brown V. Celgene Corp., unsealed February 5, 2014 (the Brown Action). The plaintiff filed an opposition to our motion to dismiss on May 23, 2014. The DOJ as well as several state Attorneys General filed Statements of Interest opposing certain arguments made in our motion to dismiss. The judge issued an order on July 10, 2014 largely denying our motion to dismiss, but granting in part our motion with respect to certain state claims. We filed our answer to the complaint on August 28, 2014. Fact discovery is set to close on July 24, 2015. Expert discovery is set to close on September 25, 2015. Summary judgment motions are due November 16, 2015. We intend to vigorously defend against the remaining claims in the Brown Action.

In a related matter, in July 2014, we received a letter purportedly on behalf of two stockholders that demands, primarily on the basis of the allegations in the Brown Action, that our board of directors take action on the Company’s behalf to correct alleged deficiencies in the Company’s internal controls and to recover from current and past directors and officers damages those stockholders allege to have resulted from breaches of fiduciary duties related to the matters alleged in the Brown Action. Our Board has formed a Demand Investigation Committee, and with the assistance of independent counsel retained by it, the Committee is considering the issues raised in the stockholders’ letter.

In November 2014, we received another letter purportedly on behalf of a stockholder that demands access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company intends to comply with the demand to the extent it considers reasonable in view of the Demand Investigation Committee’s ongoing consideration of matters pertaining to the Brown Action.

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement. CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect. In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. On November 24, 2014, the scheduling order was amended and the close of fact discovery was extended to February 13, 2015. No trial date has as yet been set by the court. On July 8, 2014, CR Rev Holdings, LLC (“CR Rev”) filed a complaint against Celgene in the same action. CR Rev alleges that CMCC sold and assigned a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID® to CR Rev. CR Rev has alleged causes of action with respect to REVLIMID® identical to those alleged by CMCC, and seeks unspecified damages and a declaration that the license agreement is still in effect. We intend to vigorously defend against CMCC's and CR Rev’s claims. As of December 31, 2014, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $85.5 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through December 31, 2014, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after December 31, 2014.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 2, 2014, a complaint was filed in Delaware Chancery Court by a stockholder asserting derivative claims on behalf of the Company against the non-employee members of the Board of Directors. The complaint alleges that equity grants made to non-employee directors in 2012 and 2013 were excessive compared to the equity grants to directors of peer companies, and that the award of such allegedly excessive compensation constituted a breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint seeks equitable relief, disgorgement of the alleged excess compensation, modification of the Company’s compensation process to limit the equity awards that may be granted to non-employee directors, and attorneys’ fees and other costs.

On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various state antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories (“Barr” who at one time held an ANDA for THALOMID®) allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to Mylan Pharmaceuticals, Lannett Company, and Dr. Reddy’s Laboratories so that those companies could conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits against Barr and Natco Pharma Limited in order to allegedly delay those companies from obtaining approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payors, is seeking injunctive relief and damages. On February 6, 2015, we filed a motion to dismiss IUB’s complaint. We intend to vigorously defend against IUB’s claims.
19.   Geographic and Product Information
Operations by Geographic Area:    Revenues primarily consisted of sales of REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, VIDAZA®, azacitidine for injection, THALOMID®, OTEZLA® and ISTODAX®. Additional sources of revenue included a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

Revenues	2014	2013	2012
United States	$4,482.8	$3,862.1	$3,169.1
Europe	2,310.8	1,865.7	1,617.7
All other	876.8	766.1	719.9
Total revenues	$7,670.4	$6,493.9	$5,506.7

Long-Lived Assets[1]	2014	2013
United States	$406.1	$348.0
Europe	222.2	230.4
All other	14.3	15.0
Total long lived assets	$642.6	$593.4

[1]	Long-lived assets consist of net property, plant and equipment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by Product:    Total revenues from external customers by product for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
REVLIMID®	$4,980.0	$4,280.3	$3,766.6
ABRAXANE®	848.2	648.9	426.7
POMALYST®/IMNOVID®	679.7	305.4	12.0
VIDAZA®	611.9	803.3	823.2
azacitidine for injection	78.2	23.3	—
THALOMID®	221.2	244.5	302.1
OTEZLA®	69.8	—	—
ISTODAX®	65.6	54.0	50.0
Other	9.2	2.6	5.0
Total net product sales	7,563.8	6,362.3	5,385.6
Other revenue	106.6	131.6	121.1
Total revenue	$7,670.4	$6,493.9	$5,506.7

Major Customers:    We sell our products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of our total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. During the three-year period of 2014, 2013 and 2012, only Amerisource Bergen accounted for more than 10% of our total revenue in at least one of those years and is summarized below. The percentage of amounts due from this customer compared to total net accounts receivable is also summarized below as of December 31, 2014 and 2013.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2014	2013	2012	2014	2013
Amerisource Bergen Corp.	4.2%	10.7%	11.5%	3.6%	6.4%

20.   Quarterly Results of Operations (Unaudited)

2014	1Q [3]	2Q	3Q	4Q	Year
Total revenue	$1,730.0	$1,872.7	$1,982.2	$2,085.5	$7,670.4
Gross profit[1]	1,621.4	1,745.7	1,859.1	1,951.7	7,177.9
Income tax provision	52.6	109.0	69.0	96.9	327.5
Net income	279.7	597.8	508.5	613.9	1,999.9
Net income per share:[2]
Basic	$0.34	$0.75	$0.64	$0.77	$2.49
Diluted	$0.33	$0.72	$0.61	$0.74	$2.39
Weighted average shares:
Basic	811.5	799.6	799.6	800.2	802.7
Diluted	845.1	831.0	832.8	834.6	836.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2013	1Q	2Q	3Q	4Q [4]	Year
Total revenue	$1,464.6	$1,599.0	$1,674.4	$1,755.9	$6,493.9
Gross profit[1]	1,348.8	1,483.2	1,557.8	1,632.1	6,021.9
Income tax provision	63.5	79.7	69.5	2.8	215.5
Net income	384.9	478.1	372.5	214.4	1,449.9
Net income per share:[2]
Basic	$0.46	$0.58	$0.45	$0.26	$1.75
Diluted	$0.45	$0.56	$0.43	$0.25	$1.68
Weighted average shares:
Basic	835.8	828.2	824.5	822.4	827.7
Diluted	864.4	858.5	857.7	857.2	860.6

[1]	Gross profit is computed by subtracting cost of goods sold (excluding amortization of acquired intangible assets) from net product sales.

[2]	The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

[3]	Net income for 2014 was lower in the first quarter compared to each of the other three quarters primarily due to a higher level of expense related to research and development collaborations.

[4]
Net income for 2013 was lower in the fourth quarter compared to each of the other three quarters primarily due to a higher level of expense related to research and development collaborations, an increase in fair value of our liability related to CVRs and an asset impairment charge related to a royalty receivable asset.

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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2014, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. Celgene Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting based on our audit.
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
In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by COSO in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
February 20, 2015

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.
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

3.1	Certificate of Incorporation of the Company, as amended June 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed July 29, 2014).
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

4.5
Indenture, dated as of May 15, 2014, relating to the 2.250% Senior Notes due 2019, 3.625% Senior Notes due 2024 and the 4.625% Senior Notes due 2044, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 15, 2014).

4.6	Form of 2.450% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.7	Form of 3.950% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.8	Form of 5.700% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.9	Form of 1.900% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 9, 2012).
4.10	Form of 3.250% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 9, 2012).
4.11	Form of 2.300% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.12	Form of 4.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.13	Form of 5.250% Senior Note due 2043 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.14	Form of 2.250% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 15, 2014).
4.15	Form of 3.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 15, 2014).
4.16	Form of 4.625% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 15, 2014).

Exhibit No.	Exhibit Description
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

10.5
Celgene Corporation 2008 Stock Incentive Plan, as amended and restated as of April 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2013), as amended by Amendment No. 1 thereto, effective as of April 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014).

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

10.19	Celgene Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
10.20	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.21	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.22	Letter agreement with Mark J. Alles (incorporated by reference to Exhibit 10. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.23	Letter agreement with Thomas O. Daniel, M.D. (incorporated by reference to Exhibit 10. 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.24	Letter agreement with Perry A. Karsen (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.25†
License Agreement among the Company, Celgene Alpine Investment Company II LLC and Nogra Pharma Limited, dated as of April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2014).

10.26	Letter Agreement between the Company and Peter N. Kellogg, dated May 21, 2014 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
24.1*	Power of Attorney
31.1*	Certification by the Company's Chief Executive Officer.
31.2*	Certification by the Company's Chief Financial Officer.
32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Celgene Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

*Filed herewith.
† Confidential treatment requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission

SIGNATURES AND POWER OF ATTORNEY
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
Date: February 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Hugin Robert J. Hugin	Chairman of the Board; Chief Executive Officer (principal executive officer)	February 20, 2015
/s/ Peter N. Kellogg Peter N. Kellogg	Chief Financial Officer (principal financial and accounting officer)	February 20, 2015
* Richard W. Barker	Director	February 20, 2015
* Michael D. Casey	Director	February 20, 2015

* Carrie S. Cox	Director	February 20, 2015
* Michael A. Friedman	Director	February 20, 2015
* Gilla Kaplan	Director	February 20, 2015
* James Loughlin	Director	February 20, 2015
* Ernest Mario	Director	February 20, 2015

*By: /s/ Robert J. Hugin
Robert J. Hugin
Attorney-in-fact

Celgene Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
(In Millions)

Year ended December 31,	Balance at Beginning of Year	Charged to Expense or Sales		Deductions	Balance at End of Year

2014:
Allowance for doubtful accounts	$27.9	$(2.7)		$4.6	$20.6
Allowance for customer discounts	12.1	87.9	[1]	88.5	11.5
Subtotal	40.0	85.2		93.1	32.1
Allowance for sales returns	15.5	2.5	[1]	7.8	10.2
Total	$55.5	$87.7		$100.9	$42.3
2013:
Allowance for doubtful accounts	$21.8	$6.2		$0.1	$27.9
Allowance for customer discounts	11.2	74.3	[1]	73.4	12.1
Subtotal	33.0	80.5		73.5	40.0
Allowance for sales returns	13.3	9.6	[1]	7.4	15.5
Total	$46.3	$90.1		$80.9	$55.5
2012:
Allowance for doubtful accounts	$10.1	$12.5		$0.8	$21.8
Allowance for customer discounts	8.7	64.9	[1]	62.4	11.2
Subtotal	18.8	77.4		63.2	33.0
Allowance for sales returns	9.0	7.5	[1]	3.2	13.3
Total	$27.8	$84.9		$66.4	$46.3

[1]	Amounts are a reduction from gross sales.