Form 10-Q
period 2015-03-31
CELGENE CORP /DE/
filed 2015-04-30
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

At April 24, 2015, 793,144,382 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended March 31,
	2015	2014
Revenue:
Net product sales	$2,055.2	$1,707.5
Other revenue	25.6	22.5
Total revenue	2,080.8	1,730.0
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	104.0	86.1
Research and development	506.0	713.7
Selling, general and administrative	529.2	494.1
Amortization of acquired intangible assets	63.6	65.7
Acquisition related charges, net	19.0	8.6
Total costs and expenses	1,221.8	1,368.2
Operating income	859.0	361.8
Other income and (expense):
Interest and investment income, net	9.0	6.4
Interest (expense)	(49.2)	(29.3)
Other income (expense), net	8.3	(6.6)
Income before income taxes	827.1	332.3
Income tax provision	108.2	52.6
Net income	$718.9	$279.7
Net income per common share (Note1):
Basic	$0.90	$0.34
Diluted	$0.86	$0.33
Weighted average shares (Note 1):
Basic	798.9	811.5
Diluted	834.1	845.1

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2015	2014
Net income	$718.9	$279.7

Other comprehensive income (loss):

Foreign currency translation adjustments	(23.2)	3.0
Pension liability adjustment	(5.9)	—

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	406.9	(18.6)
Tax benefit	9.9	3.7
Unrealized holding gains (losses), net of tax	416.8	(14.9)

Reclassification adjustment for (gains) losses included in net income	(69.2)	1.9
Tax (benefit)	(0.5)	(0.3)
Reclassification adjustment for (gains) losses included in net income, net of tax	(69.7)	1.6

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses)	(77.1)	84.3
Tax (expense) benefit	26.5	(29.0)
Unrealized holding gains (losses), net of tax	(50.6)	55.3

Reclassification adjustment for (gains) losses included in net income	(0.6)	1.4
Tax expense (benefit)	0.2	(0.5)
Reclassification adjustment for (gains) losses included in net income, net of tax	(0.4)	0.9

Total other comprehensive income	267.0	45.9
Comprehensive income	$985.9	$325.6

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,367.7	$4,121.6
Marketable securities available for sale	2,945.8	3,425.1
Accounts receivable, net of allowances of $31.8 and $32.1 at March 31, 2015 and December 31, 2014, respectively	1,179.4	1,166.7
Inventory	386.7	393.1
Deferred income taxes	11.2	11.7
Other current assets	774.6	594.4
Total current assets	9,665.4	9,712.6
Property, plant and equipment, net	649.7	642.6
Intangible assets, net	4,002.4	4,067.6
Goodwill	2,191.2	2,191.2
Other assets	971.8	726.1
Total assets	$17,480.5	$17,340.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$504.4	$605.9
Accounts payable	204.0	198.2
Accrued expenses	1,039.2	991.1
Income taxes payable	13.1	12.7
Current portion of deferred revenue	28.6	28.5
Other current liabilities	308.0	275.8
Total current liabilities	2,097.3	2,112.2
Deferred revenue, net of current portion	27.4	27.8
Income taxes payable	288.1	272.9
Deferred income taxes	412.8	555.6
Other non-current liabilities	1,587.1	1,581.1
Long-term debt, net of discount	6,303.0	6,265.7
Total liabilities	10,715.7	10,815.3
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 928.8 million and 924.8 million shares at March 31, 2015 and December 31, 2014, respectively	9.3	9.2
Common stock in treasury, at cost; 133.8 million and 124.6 million shares at March 31, 2015 and December 31, 2014, respectively	(11,803.7)	(10,698.8)
Additional paid-in capital	10,186.1	9,827.2
Retained earnings	7,191.3	6,472.4
Accumulated other comprehensive income	1,181.8	914.8
Total stockholders’ equity	6,764.8	6,524.8
Total liabilities and stockholders’ equity	$17,480.5	$17,340.1

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$718.9	$279.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.1	25.5
Amortization	66.6	71.6
Deferred income taxes	(106.6)	(80.4)
Change in value of contingent consideration	19.0	8.6
Share-based compensation expense	128.8	104.4
Share-based employee benefit plan expense	7.7	7.4
Reclassification adjustment for cash flow hedges included in net income	(69.2)	1.9
Unrealized change in value of derivative instruments	62.2	4.4
Other, net	2.7	(1.1)
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(59.5)	(9.8)
Inventory	7.3	(7.0)
Other operating assets	(26.4)	29.9
Accounts payable and other operating liabilities	59.2	111.5
Income tax payable	15.8	11.3
Payment of contingent consideration	—	(5.0)
Deferred revenue	1.9	4.2
Net cash provided by operating activities	856.5	557.1
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,079.8	588.3
Purchases of marketable securities available for sale	(678.8)	(766.7)
Capital expenditures	(42.3)	(24.7)
Purchases of investment securities	(20.7)	(17.5)
Other investing activities	—	0.5
Net cash provided by (used in) investing activities	338.0	(220.1)
Cash flows from financing activities:
Payment for treasury shares	(1,012.6)	(1,568.5)
Proceeds from short-term borrowing	90.0	1,460.0
Principal repayments on short-term borrowing	(189.6)	(1,135.0)
Proceeds from sale of common equity put options	5.2	1.2
Payment of contingent consideration	—	(15.0)
Net proceeds from share-based compensation arrangements	114.4	59.2
Excess tax benefit from share-based compensation arrangements	84.5	29.6
Net cash used in financing activities	(908.1)	(1,168.5)
Effect of currency rate changes on cash and cash equivalents	(40.3)	(6.3)
Net increase (decrease) in cash and cash equivalents	246.1	(837.8)
Cash and cash equivalents at beginning of period	4,121.6	3,234.4
Cash and cash equivalents at end of period	$4,367.7	$2,396.6

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2015	2014
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available for sale	$77.1	$(84.3)
Investment in NantBioScience, Inc. preferred equity	$—	$90.0
Supplemental disclosure of cash flow information:
Interest paid	$50.2	$52.2
Income taxes paid	$106.7	$96.6

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

2. Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report on Form 10-K).

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. In April 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year. The proposed delay in implementation is not currently effective. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016. We do not expect this updated standard to have a material impact on our consolidated financial statements and related disclosures.

On April 15, 2015, the FASB issued Accounting Standards Update No. 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). ASU 2015-05 provides guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for us beginning in the first quarter of 2016. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Acquisition

Nogra Pharma Limited (Nogra): On April 23, 2014, we entered into a license agreement with Nogra, pursuant to which Nogra granted us an exclusive, royalty-bearing license in its intellectual property relating to GED-0301, an antisense oligonucleotide targeting Smad7, to develop and commercialize products containing GED-0301 for the treatment of Crohn’s disease and other indications. A randomized, double-blind endoscopy trial with GED-0301 began enrollment during the three-month period ended March 31, 2015 and we expect phase III trials with GED-0301 in Crohn’s disease to begin enrollment in mid-2015.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Earnings Per Share

	Three-Month Periods Ended March 31,
(Amounts in millions, except per share)	2015	2014
Net income	$718.9	$279.7
Weighted-average shares:
Basic	798.9	811.5
Effect of dilutive securities:
Options, restricted stock units and other incentives	35.2	33.6
Diluted	834.1	845.1
Net income per share:
Basic	$0.90	$0.34
Diluted	$0.86	$0.33

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 6.1 million and 13.5 million shares for the three-month periods ended March 31, 2015 and 2014, respectively.

Stock Split: See Note 1.

Share Repurchase Program: As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month period ended March 31, 2015, we sold put options on $400.0 million notional amount of shares of our common stock, which expired unexercised in March 2015, and recorded a gain from the premium of $3.9 million, which was recorded on the Consolidated Statements of Income in other income (expense), net. During the three-month period ended March 31, 2014, we recorded a gain of $2.4 million from selling put options on our common stock. At March 31, 2015, we had no outstanding put options.

We have purchased 9.5 million shares of common stock under the share repurchase program from all sources at a total cost of $1.127 billion during the three-month period ended March 31, 2015. As of March 31, 2015, we had a remaining share repurchase authorization of $2.014 billion.

5. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8
Other comprehensive income (loss) before reclassifications	(5.9)	(50.6)	416.8	(23.2)	337.1
Amounts reclassified from accumulated other comprehensive income	—	(0.4)	(69.7)	—	(70.1)
Net current-period other comprehensive income (loss)	(5.9)	(51.0)	347.1	(23.2)	267.0
Balance March 31, 2015	$(21.4)	$409.9	$866.7	$(73.4)	$1,181.8

Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	—	55.3	(14.9)	3.0	43.4
Amounts reclassified from accumulated other comprehensive income	—	0.9	1.6	—	2.5
Net current-period other comprehensive income (loss)	—	56.2	(13.3)	3.0	45.9
Balance March 31, 2014	$(6.9)	$193.5	$(49.3)	$2.6	$139.9

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Three-Month Periods Ended March 31,
		2015	2014
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$70.5	$(1.0)
Treasury rate lock agreements	Interest (expense)	(0.9)	(0.9)
Interest rate swap agreements	Interest (expense)	(0.4)	—
	Income tax benefit	0.5	0.3

Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	0.6	(1.4)
	Income tax benefit (expense)	(0.2)	0.5
Total reclassification, net of tax		$70.1	$(2.5)

6. Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Our Level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for a description of the CVRs.

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

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any Level 3 assets. Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester) and Nogra in addition to contingent consideration related to the undeveloped product rights and technology platform acquired as part of the acquisition of Avila Therapeutics, Inc. (now known as Celgene Avilomics Research, Inc.) (Avila). The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $555.0 million, respectively, and $1.865 billion plus amounts based on sales pursuant to the license agreement with Nogra.

	Balance at March 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,945.8	$967.1	$1,978.7	$—
Forward currency contracts	901.8	—	901.8	—
Purchased currency options	25.3	—	25.3	—
Interest rate swaps	32.8	—	32.8	—
Total assets	$3,905.7	$967.1	$2,938.6	$—
Liabilities:
Contingent value rights	$(128.5)	$(128.5)	$—	$—
Written currency options	(3.8)	—	(3.8)	—
Other acquisition related contingent consideration	(1,305.8)	—	—	(1,305.8)
Total liabilities	$(1,438.1)	$(128.5)	$(3.8)	$(1,305.8)

	Balance at December 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,425.1	$1,051.3	$2,373.8	$—
Forward currency contracts	550.7	—	550.7	—
Purchased currency options	9.8	—	9.8	—
Interest rate swaps	20.0	—	20.0	—
Total assets	$4,005.6	$1,051.3	$2,954.3	$—
Liabilities:
Contingent value rights	$(136.3)	$(136.3)	$—	$—
Written currency options	(4.6)	—	(4.6)	—
Other acquisition related contingent consideration	(1,279.0)	—	—	(1,279.0)
Total liabilities	$(1,419.9)	$(136.3)	$(4.6)	$(1,279.0)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between Levels 1 and 2 during the three-month periods ended March 31, 2015 and 2014. The following table represents a roll-forward of the fair value of Level 3 instruments:

	Three-Month Periods Ended March 31,
	2015	2014
Liabilities:
Balance at beginning of period	$(1,279.0)	$(228.5)
Amounts acquired or issued	—	—
Net change in fair value	(26.8)	(5.2)
Settlements	—	20.0
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,305.8)	$(213.7)

Level 3 liabilities outstanding as of March 31, 2015 primarily consisted of contingent consideration related to the acquisitions of Avila and Nogra. The $26.8 million net increase in the fair value of Level 3 liabilities in 2015 was related to accretion of the fair value of our contingent consideration due to the passage of time. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Income as acquisition related charges, net.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2015 and December 31, 2014 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2015 and December 31, 2014:

	Notional Amount
Foreign Currency	March 31, 2015	December 31, 2014
Australian Dollar	$54.5	$18.8
British Pound	363.8	304.8
Canadian Dollar	66.4	43.7
Euro	3,181.7	3,375.7
Japanese Yen	504.2	541.1
Total	$4,170.6	$4,284.1

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2015, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2015 and December 31, 2014 were $875.2 million and $835.5 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at March 31, 2015 and December 31, 2014:

	Notional Amount[1]
	March 31, 2015	December 31, 2014
Foreign currency option contracts designated as hedging activity:
Purchased Put	$207.9	$152.6
Written Call	$220.5	$160.9
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

Forward Starting Interest Rate Swaps: We have entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $1,250.0 million and effective dates in November 2015, with $750.0 million maturing in 10

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

years and $500.0 million maturing in 30 years to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During April 2015, we entered into additional forward starting swaps with effective dates in November 2015.

In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated OCI was a loss position of $25.9 million. The net loss of $25.9 million is being recognized as interest expense over the life of the associated senior notes.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2014 and 2015. The settlement of swap contracts resulted in the receipt of net proceeds of $3.4 million and $7.0 million during the three-month period ended March 31, 2015 and 2014, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at March 31, 2015 and December 31, 2014:

	Notional Amount
	March 31, 2015	December 31, 2014
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	750.0
4.000% senior notes due 2023	600.0	150.0
Total	$3,400.0	$2,700.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of March 31, 2015 and December 31, 2014:

		March 31, 2015
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$424.1	$57.2
	Other current liabilities	0.3	1.7
	Other non-current assets	529.4	17.6
Interest rate swap agreements	Other current assets	21.0	—
	Other non-current assets	21.7	—
	Other non-current liabilities	—	11.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	49.8	2.9
	Other current liabilities	0.1	1.0
Interest rate swap agreements	Other current assets	—	—
	Other non-current assets	1.3	—
Total		$1,047.7	$91.6

		December 31, 2014
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$264.9	$44.9
	Other current liabilities	0.1	1.7
	Other non-current assets	322.3	17.5
Interest rate swap agreements	Other current assets	17.9	—
	Other non-current assets	4.8	0.3
	Other non-current liabilities	—	3.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	39.7	6.0
	Other current liabilities	0.1	1.1
Interest rate swap agreements	Other current assets	0.1	—
	Other non-current assets	1.3	—
Total		$651.2	$75.3

1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014:

	Three-Month Period Ended March 31, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$432.6	Net product sales	$70.5	Other income, net	$3.8	(2)
Treasury rate lock agreements	$—	Interest expense	$(0.9)
Interest rate swap agreements	$(25.7)	Interest expense	$(0.4)

(1) Net gains of $391.6 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net gains recognized in income represents $7.2 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $3.4 million in losses related to the ineffective portion of the hedging relationships.

	Three-Month Period Ended March 31, 2014
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(8.9)	Net product sales	$(1.0)	Other income, net	$(3.5)	(1)
Treasury rate lock agreements	$—	Interest expense	$(0.9)
Interest rate swap agreements	$(9.7)		$—

(1) The amount of net losses recognized in income represents $3.2 million of losses related to amounts excluded from the assessment of hedge effectiveness and $0.3 million in losses related to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2015	2014
Interest rate swap agreements	Interest expense	$14.0	$10.4

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2015	2014
Foreign exchange contracts	Other income (expense), net	$74.5	$(3.3)
Put options on our common stock	Other income (expense), net	$3.9	$2.4

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

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.281 billion and $2.251 billion at March 31, 2015 and December 31, 2014, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$587.3	$1.2	$(0.1)	$588.4
U.S. government-sponsored agency securities	97.0	0.3	—	97.3
U.S. government-sponsored agency MBS	357.6	1.3	(1.4)	357.5
Non-U.S. government, agency and Supranational securities	27.8	—	—	27.8
Corporate debt - global	761.6	2.4	(0.3)	763.7
Asset backed securities	144.0	0.1	(0.1)	144.0
Marketable equity securities	335.2	642.9	(11.0)	967.1
Total available-for-sale marketable securities	$2,310.5	$648.2	$(12.9)	$2,945.8

December 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$1,044.7	$0.3	$(0.8)	$1,044.2
U.S. government-sponsored agency securities	145.1	0.1	(0.1)	145.1
U.S. government-sponsored agency MBS	531.1	1.0	(2.7)	529.4
Non-U.S. government, agency and Supranational securities	32.4	—	(0.1)	32.3
Corporate debt - global	446.3	0.6	(1.2)	445.7
Asset backed securities	177.3	—	(0.2)	177.1
Marketable equity securities	335.2	716.3	(0.2)	1,051.3
Total available-for-sale marketable securities	$2,712.1	$718.3	$(5.3)	$3,425.1

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Association. Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded. The decrease in net unrealized gains in marketable equity securities during the three-month period ended March 31, 2015 primarily reflects the decrease in market value for certain equity investments subsequent to December 31, 2014.

Duration periods of available-for-sale debt securities at March 31, 2015 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$327.9	$328.2
Duration of one through three years	1,547.5	1,550.2
Duration of three through five years	99.9	100.3
Total	$1,975.3	$1,978.7

9. Inventory

A summary of inventories by major category at March 31, 2015 and December 31, 2014 follows:

	March 31, 2015	December 31, 2014
Raw materials	$120.1	$200.0
Work in process	100.3	101.5
Finished goods	166.3	91.6
Total	$386.7	$393.1

The decrease in raw materials and increase in finished goods during the three-month period ended March 31, 2015 was primarily related to the production of ABRAXANE® to support recently launched new indications. Raw materials for ABRAXANE® had been at elevated levels at December 31, 2014 and during the three-month period ended March 31, 2015 many of those materials were converted into finished goods.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Intangible Assets and Goodwill

Intangible Assets: Our finite lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis) and Avila acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Nogra and Gloucester acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 10.9 years.

Intangible assets outstanding as of March 31, 2015 and December 31, 2014 are summarized as follows:

March 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,285.1)	$2,120.8
Technology	333.7	(147.0)	186.7
Licenses	66.9	(19.2)	47.7
Other	42.5	(24.0)	18.5
	3,849.0	(1,475.3)	2,373.7
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.7	$(1,475.3)	$4,002.4

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,234.1)	$2,171.8
Technology	333.7	(135.1)	198.6
Licenses	67.0	(18.1)	48.9
Other	42.5	(22.9)	19.6
	3,849.1	(1,410.2)	2,438.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.8	$(1,410.2)	$4,067.6

The slight change in the gross carrying value of intangible assets during the three-month period ended March 31, 2015 was related to fluctuations in foreign currency exchange rates.

Amortization expense related to intangible assets was $65.1 million and $67.1 million for the three-month periods ended March 31, 2015 and 2014, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2015 through 2019 is estimated to be in the range of approximately $215.3 million to $260.1 million annually.

Goodwill: At March 31, 2015, our goodwill related to the April 2014 Nogra acquisition, the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The carrying value of goodwill was $2.191 billion as of March 31, 2015 and December 31, 2014.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at March 31, 2015 and December 31, 2014 includes:

	March 31, 2015	December 31, 2014
Commercial paper	$—	$99.6
2.450% senior notes due 2015	504.4	506.3
Total	$504.4	$605.9

Long-Term Debt: Summarized below are the carrying values of our senior notes at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
1.900% senior notes due 2017	$502.4	$501.0
2.300% senior notes due 2018	402.9	401.2
2.250% senior notes due 2019	507.8	502.5
3.950% senior notes due 2020	510.4	502.8
3.250% senior notes due 2022	1,024.9	1,010.2
4.000% senior notes due 2023	715.0	708.5
3.625% senior notes due 2024	996.8	996.8
5.700% senior notes due 2040	249.6	249.5
5.250% senior notes due 2043	396.7	396.7
4.625% senior notes due 2044	996.5	996.5
Total long-term debt	$6,303.0	$6,265.7

At March 31, 2015, the fair value of our outstanding Senior Notes was $7.152 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of March 31, 2015, a balance of $50.8 million in losses remained in accumulated OCI related to these derivative instruments and will be recognized as interest expense over the life of the notes.

At March 31, 2015, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding at March 31, 2015 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of March 31, 2015, we had a balance of $38.1 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $2.6 million related to the settlement of swap contracts during the three months ended March 31, 2015. As of December 31, 2014, we had a balance of $38.6 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements.

Commercial Paper: The carrying value of Commercial Paper as of March 31, 2015 and December 31, 2014 was $0.0 million and $99.6 million, respectively, and approximated its fair value.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.750 billion, which was increased from $1.500 billion in April 2015. In April 2015, the term of the Credit Facility was also extended from April 18, 2018 to April 17, 2020. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $2.000 billion. Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

serves as backup liquidity for our Commercial Paper borrowings. At March 31, 2015, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2015.

12. Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 17, 2013 and as further amended on April 17, 2014) (Plan) that provides for the granting of options, restricted stock units (RSUs), performance stock units (PSUs) and other share-based awards to our employees and officers. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.
During the three-month period ended March 31, 2015, we increased our usage of PSUs and began issuing PSUs to certain executive officers that are payable in shares of our common stock at the end of a three-year performance measurement period. The number of shares to be issued at the end of the measurement period will vary, based on performance, from 0% to 200% of the target number of PSUs granted, depending on the achievement of specified performance and market targets for revenue (37.5% weighting), earnings per share (37.5% weighting), and relative total shareholder return (25% weighting). All shares delivered upon PSU vesting are restricted from trading for one year and one day from the vesting date.

The grant date fair value for the portion of the PSUs related to revenue and earnings per share was estimated using the fair market value of our common stock on the grant date. The grant date fair value for the portion of the PSUs related to relative total shareholder return was estimated using the Monte Carlo valuation model. The weighted average grant date fair value per share of the PSUs granted to certain executive officers during the three-month period ended March 31, 2015 was $122.90.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014:

	Three-Month Periods Ended March 31,
	2015	2014
Cost of goods sold (excluding amortization of acquired intangible assets)	$6.7	$6.1
Research and development	56.2	47.0
Selling, general and administrative	65.9	51.3
Total share-based compensation expense	128.8	104.4
Tax benefit related to share-based compensation expense	36.4	30.0
Reduction in income	$92.4	$74.4

The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2015 (in millions unless otherwise noted):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2014	77.2	9.4	133
Changes during the Year:
Granted	2.8	0.1	73
Exercised / Released	(3.7)	(0.2)	—
Forfeited	(0.4)	(0.2)	(2)
Outstanding at March 31, 2015	75.9	9.1	204

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2015 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$573.8	$227.7	$13.3
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.0	2.0

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
Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Our U.S. federal income tax returns have been audited by the Internal Revenue Service (IRS) through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010 and 2011 are currently under examination by the IRS, which may be completed within the next twelve months. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the three-month period ended March 31, 2015 gross unrecognized tax benefits increased by $15.2 million, primarily from unrecognized tax benefits related to current year operations of $12.7 million and accrued interest of $2.5 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. Certain examinations may conclude within the next twelve months. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Collaboration Agreements

From time to time, we enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. See Note 17 of Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2015. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the three months ended March 31, 2015:

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

In June 2014, we exercised our option to license AG-221 from Agios on an exclusive worldwide basis, with Agios retaining the right to conduct a portion of commercialization activities for AG-221 in the United States. AG-221 is currently in a phase I study in patients that present an isocitrate dehydrogenase-2 (IDH2) mutation with advanced hematologic malignancies, including acute myeloid leukemia (AML).

In January 2015, we exercised our option to an exclusive license from Agios to AG-120 outside the United States, with Agios retaining the right to conduct development and commercialization within the United States. AG-120 is currently being evaluated in two phase I dose escalation trials, one in advanced hematological malignancies and the other in advanced solid tumors.

In April 2015 we and Agios entered into a new joint worldwide development and profit share collaboration for AG-881. AG-881 is a small molecule that has shown in preclinical studies to fully penetrate the blood brain barrier and inhibit isocitrate dehydrogenase-1 (IDH1) and IDH2 mutant cancer cells. Under the terms of the AG-881 collaboration, Agios will receive an initial payment of $10 million in the second quarter of 2015 and is eligible to receive contingent payments of up to $70 million based on the attainment of specified regulatory goals. Agios and Celgene will jointly collaborate on the worldwide development program for AG-881, sharing development costs with an equal share worldwide. The two companies will share worldwide profits with equal shares, with Celgene booking commercial sales worldwide. Agios will lead commercialization in the U.S with both companies sharing equally in field-based commercial activities, and we will lead commercialization ex-US with Agios providing one third of field-based commercial activities in the major EU markets.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the collaboration, the parties will perform initial research and development for a term of four years. If, during such research term, a drug candidate meets certain criteria, then the parties will enter into a pre-negotiated license agreement and the collaboration will continue until all license agreements have expired and all applicable royalty terms under the collaboration with respect to the particular products have expired. Each license agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under such agreement. Upon the expiration of each license agreement, we will have an exclusive, fully-paid, royalty-free license to use the applicable FORMA intellectual property to manufacture, market, use and sell the product developed under such agreement outside of the United States. In October, 2013, we entered into the first ex-US license with FORMA and paid the applicable upfront payment under such license. In February, 2015, we entered into the second ex-US license with FORMA and made a $19.0 million upfront payment for the license.

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

Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations with successive terms of two years each for additional payments totaling approximately $375.0 million. If we exercise our option to enter into both of these additional collaborations, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly owned assets within FORMA at that time. In April, 2015, we entered into the first license with FORMA under the second collaboration and will make a $20.0 million upfront payment for the license.

MorphoSys AG (MorphoSys):  On March 26, 2015, we and MorphoSys agreed to terminate our collaboration, license and equity purchase agreement for the co-development and co-promotion of the anti-CD38 antibody, MOR202. As part of the termination, we made a final payment of $8.1 million to settle all obligations. The termination of our agreement eliminates all potential future payments for development, regulatory and sales milestones. We have retained our equity interest in MorphoSys.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of certain period activity related to our collaboration agreements is presented below1,2:

		Three-Month Periods Ended March 31,
		Research and Development Expense
		Upfront Fees	Milestones	Termination of Agreements	Amortization of Prepaid R&D and Intangibles	Equity Investments Made During Period
Acceleron	2015	$—	$—	$—	$—	$—
	2014	—	—	—	—	15.0
Epizyme	2015	—	—	—	—	—
	2014	—	—	—	—	9.9
FORMA	2015	19.0	—	—	—	—
	2014	225.0	—	—	—	—
MorphoSys	2015	—	—	8.1	—	—
	2014	—	—	—	—	—
NantBioScience(3)	2015	—	—	—	—	—
	2014	50.0	—	—	—	90.0
Other Collaboration Arrangements	2015	—	—	—	5.5	—
	2014	34.0	—	—	3.8	20.9
A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	March 31, 2015	$—	$175.5	14%
	December 31, 2014	—	179.7	14%
Epizyme	March 31, 2015	—	69.0	9%
	December 31, 2014	—	69.3	11%
FORMA	March 31, 2015	0.1	—	N/A
	December 31, 2014	0.1	—	N/A
MorphoSys	March 31, 2015	—	50.3	3%
	December 31, 2014	—	73.9	3%
NantBioScience	March 31, 2015	—	90.0	13%
	December 31, 2014	—	90.0	14%
Other Collaboration Arrangements	March 31, 2015	76.0	633.2	N/A
	December 31, 2014	67.7	720.8	N/A

[1]
Activity and balances are presented specifically for notable new collaborations and for those collaborations which we have described in detail in our 2014 Annual Report on Form 10-K if there has been new significant activity during the periods presented. Amounts related to collaborations that are not specifically described are presented in the aggregate as Other Collaboration Arrangements.

[2]	In addition to the expenses noted in the tables above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

[3]
$25.0 million of expense related to the settlement of contingent matching contributions was also recognized at the inception of the collaboration agreement with NantBioScience during the three-month period ended March 31, 2014 and included in Selling, General and Administrative expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

Collaboration Arrangements: We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. See Note 14 for additional details related to collaboration arrangements.

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
16. Legal Proceedings

Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and others and we have been subject to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, costs and significant payments, which may have a material adverse effect on our results of operations, cash flows or financial condition.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A claim construction decision was issued on May 27, 2014, and fact discovery closed on August 4, 2014. On November 18, 2014, the court granted-in-part Natco’s motion to amend its invalidity contentions, which decision we appealed. A hearing has not yet been set for the appeal. Expert discovery has been extended and is set to close on September 4, 2015. No trial date has been set.

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

On April 10, 2015, the Federal Circuit Court heard arguments on the appeals. A decision has yet to be issued.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ‘346 patent”). Andrulis alleges that we are liable for infringement of one or more claims of the ‘346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers. Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On January 30, 2014, we filed a motion to dismiss Andrulis’ amended complaint. On April 11, 2014, the court denied our motion in part and granted our motion in part, dismissing two of Andrulis' four infringement claims without leave to amend. We filed an answer to the remaining claims on April 25, 2014. In February 2015, we filed a partial summary judgment motion, which is scheduled for oral argument on May 28, 2015. A Markman hearing to determine the construction of certain claims for the Andrulis patent is scheduled for May 27, 2015.

Fact discovery is set to close on June 16, 2015. Expert discovery is set to close on December 21, 2015. A claim construction hearing has yet to be scheduled. Trial is scheduled to begin on June 6, 2016. We do not expect the ultimate outcome of this lawsuit to have a material adverse effect on our financial condition or results of operations.

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

THALOMID® (thalidomide): We received a Notice Letter dated December 18, 2014 from Lannett Holdings, Inc. (Lannett) notifying us of Lannett’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,629,327; 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763; 8,315,886; 8,589,188; and 8,626,531 that are listed in the Orange Book for THALOMID® (thalidomide). Lannett is seeking to market a generic version of 50mg, 100mg, 150mg and 200mg of THALOMID® capsules. On January 30, 2015, we filed an infringement action against Lannett in the United States District Court for the District of New Jersey. On March 27, 2015, Lannett filed a motion to dismiss our complaint for lack of personal jurisdiction. We filed a response to the motion to dismiss on April 20, 2015. A hearing on this motion has not yet been scheduled.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the rest of the claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015 we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery is set to close January 11, 2016 and expert discovery is set to be completed by July 31, 2016. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations. In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. The DOJ retains the right to intervene in these actions at any time. Additionally, while several states have similarly declined to intervene in some of these actions, they also retain the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. On April 25, 2014, we filed a motion to dismiss the complaint in the remaining (Central District of California) action, United States of America ex. rel. Beverly Brown V. Celgene Corp., unsealed February 5, 2014 (the Brown Action), which was denied except with respect to certain state claims. We filed our answer to the complaint on August 28, 2014. Fact discovery is set to close on July 24, 2015 and expert discovery is set to close on September 25, 2015. Summary judgment motions are due November 16, 2015. We intend to vigorously defend against the remaining claims in the Brown Action.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In a related matter, in July 2014, we received a letter purportedly on behalf of two stockholders that demands, primarily on the basis of the allegations in the Brown Action, that our board of directors take action on the Company’s behalf to correct alleged deficiencies in the Company’s internal controls and to recover from current and past directors and officers damages those stockholders allege to have resulted from breaches of fiduciary duties related to the matters alleged in the Brown Action. Our Board has formed a Demand Investigation Committee, and with the assistance of independent counsel retained by it, the Demand Investigation Committee is considering the issues raised in the stockholders’ letter.

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

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement. CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect. In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. Fact discovery closed on February 13, 2015. Expert discovery is set to be completed by June 16, 2015. No trial date has as yet been set by the court.

On July 8, 2014, CR Rev Holdings, LLC (“CR Rev”) filed a complaint against Celgene in the same action. CR Rev alleges that CMCC sold and assigned a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID® to CR Rev. CR Rev has alleged causes of action with respect to REVLIMID® identical to those alleged by CMCC, and seeks unspecified damages and a declaration that the license agreement is still in effect. We intend to vigorously defend against CMCC's and CR Rev’s claims. As of March 31, 2015, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $98.4 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through March 31, 2015, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after March 31, 2015.

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

On October 2, 2014, a complaint was filed in Delaware Chancery Court by a stockholder asserting derivative claims on behalf of the Company against the non-employee members of the Board of Directors. The complaint alleges that equity grants made to non-employee directors in 2012 and 2013 were excessive compared to the equity grants to directors of peer companies, and that the award of such allegedly excessive compensation constituted a breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint seeks equitable relief, disgorgement of the alleged excess compensation, modification of the Company’s compensation process to limit the equity awards that may be granted to non-employee directors, and attorneys’ fees and other costs. The Company is a nominal defendant in the case. Neither the Company nor the individual defendants have yet responded to the complaint. On March 30, 2015, plaintiff served on the Company plaintiff’s First Request for Production of Documents and Notice of Deposition of the Company.

On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various state antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories (“Barr” who at one time held an ANDA for THALOMID®) allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to Mylan Pharmaceuticals, Lannett Company, and Dr. Reddy’s Laboratories so that those companies could conduct the bioequivalence testing needed to submit ANDAs to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits against Barr and Natco Pharma Limited in order to allegedly delay those companies from obtaining approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payors, is seeking injunctive relief and damages. On February 6, 2015, we

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

filed a motion to dismiss IUB’s complaint. On March 3, 2015, the City of Providence (“Providence”) filed a similar putative class action making similar allegations. Both IUB and Providence, on behalf of themselves and a putative class of third party payors, are seeking injunctive relief and damages. Providence agreed that the decision in the motion to dismiss IUB’s complaint would apply to the identical claims in Providence’s complaint as well. The Court has not yet issued a decision. A supplemental motion to dismiss Providence’s state law claims was filed on April 20, 2015. We intend to vigorously defend against IUB’s claims.

17. Subsequent Events

In April 2015, we entered into a strategic collaboration agreement with MedImmune Limited (MedImmune), a subsidiary of AstraZeneca PLC, to develop and commercialize MEDI4736, a novel anti-PD-L1 monoclonal antibody, for hematologic malignancies. The agreement provides for a negotiation period to expand the agreement for other immuno-therapeutics. Under the terms of the agreement, we will make an upfront payment of $450 million to MedImmune. We will lead clinical development across all new clinical trials within the collaboration and will be responsible for all costs associated with such trials until December 31, 2016, after which we will be responsible for 75 percent of those costs. We also will be responsible for the global commercialization of approved MEDI4736 indications in hematology, and will receive royalty rates starting at 70 percent of worldwide sales from all uses in hematology. Royalty rates will decrease gradually to 50 percent over a period of four years after the start of commercial sales.

In April 2015, we entered into a definitive share purchase agreement under which we would acquire Quanticel Pharmaceuticals, Inc. (Quanticel), a privately held biotechnology company focused on cancer drug discovery, for consideration consisting of $100 million in cash at closing plus contingent consideration consisting of payments for achieving specified discovery and development targets of up to $385 million. Celgene has had a research collaboration arrangement with Quanticel since 2011. Through this purchase, Quanticel will become our wholly-owned subsidiary, and we will gain full access to Quanticel’s proprietary platform for the single-cell genomic analysis of human cancer, as well as Quanticel’s lead programs that target specific epigenetic modifiers to advance Celgene’s pipeline of innovative cancer therapies. The purchase is subject to customary closing conditions, including regulatory approvals and the approval of Quanticel's shareholders, and is expected to close in the second half of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include multiple myeloma, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and the European Union (EU) for indications in multiple myeloma based on phase II and phase III trial results, respectively, and an additional phase III trial is underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. Phase III trials are also underway for CC-486 in MDS and acute myeloid leukemia (AML) and ISTODAX® in first-line peripheral T-cell lymphoma (PTCL). In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and expanded indications in psoriatic arthritis and psoriasis. Also in the inflammation and immunology therapeutic area, we have acquired a global development and commercialization license to GED-0301 from Nogra Pharma Limited (Nogra) and have initiated a multi-trial clinical program that is designed to support global registrations of GED-0301 in Crohn's disease.

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
- United States - Other international markets
Metastatic breast cancer in adult patients who have failed first-line treatment for metastatic disease for whom standard, anthracycline containing therapy is not indicated	- European Union
Breast cancer	- Japan
Non-Small Cell Lung Cancer (NSCLC)
Locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy	- United States - European Union (Approved March 2015) - Other international markets
NSCLC	- Japan
Pancreatic Cancer
Metastatic adenocarcinoma of the pancreas, a form of pancreatic cancer, as first line treatment in combination with gemcitabine	- United States - European Union - Other international markets
Unresectable pancreatic cancer	- Japan
Gastric cancer	- Japan

POMALYST®/IMNOVID®-(pomalidomide)1: POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® is approved for the treatment of patients as indicated below:

Disease	Geographic Approvals
Multiple myeloma, in combination with dexamethasone, for patients who have received at least two prior therapies, including lenalidomide and a proteasome inhibitor and have demonstrated disease progression on or within 60 days of completion of the last therapy
- United States
Relapsed and refractory multiple myeloma, in combination with dexamethasone, for adult patients who have received at least two prior therapies including both lenalidomide and bortezomib and have demonstrated disease progression on the last therapy
- European Union
Relapsed and refractory multiple myeloma for patients who have received REVLIMID or bortezomib	- Japan (Approved March 2015)
1 We received approval for pomalidomide under the trade name POMALYST® in the United States and Japan. We received approval for pomalidomide under the trade name IMNOVID® in the European Union.

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
OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. During 2014 and January 2015, OTEZLA® received initial approvals in the U.S. and EU as indicated below:

Disease	Geographic Approvals
Psoriatic arthritis
Adult patients with active psoriatic arthritis	- United States
Adult patients with active psoriatic arthritis who have had an inadequate response or who have been intolerant to a prior DMARD therapy	- European Union (Approved January 2015)
Psoriasis
Patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy	- United States - Other international markets
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

The following table summarizes total revenue and earnings for the three-month period ended March 31, 2015 and 2014 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2015	2014
Total revenue	$2,080.8	$1,730.0	$350.8	20.3%
Net income	$718.9	$279.7	$439.2	157.0%
Diluted earnings per share	$0.86	$0.33	$0.53	160.6%

Revenue increased by $350.8 million in the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the European Commission (EC) for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. The $439.2 million increase in net income and $0.53 increase in diluted earnings per share in the current three-month period were primarily due to higher net product sales and a decrease in research and development collaboration related expenses, partly offset by an increase in expenses associated with our growing organization, including selling and marketing efforts to support inflammation and immunology products and product candidates.

Results of Operations

Three-Month Periods Ended March 31, 2015 and 2014

Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2015 and 2014 were as follows (dollar amounts in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2015	2014
Net product sales:
REVLIMID®	$1,342.9	$1,143.8	$199.1	17.4%
ABRAXANE®	223.4	184.8	38.6	20.9%
POMALYST®/IMNOVID®	198.5	135.6	62.9	46.4%
VIDAZA®	143.6	148.4	(4.8)	(3.2)%
azacitidine for injection	20.6	18.4	2.2	12.0%
OTEZLA®	60.3	—	60.3	N/M
THALOMID®	46.9	58.0	(11.1)	(19.1)%
ISTODAX®	16.5	16.1	0.4	2.5%
Other	2.5	2.4	0.1	4.2%
Total net product sales	$2,055.2	$1,707.5	$347.7	20.4%
Other revenue	25.6	22.5	3.1	13.8%
Total revenue	$2,080.8	$1,730.0	$350.8	20.3%
N/M - Not meaningful

Total revenue increased by $350.8 million, or 20.3%, to $2.081 billion for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, reflecting increases of $275.0 million, or 28.1%, in the United States and $75.8 million, or 10.1%, in international markets.

Net Product Sales: Total net product sales for the three-month period ended March 31, 2015 increased by $347.7 million, or 20.4%, to $2.055 billion compared to the three-month period ended March 31, 2014. The increase was comprised of net volume increases of $328.9 million and net price increases of $45.5 million, offset in part by a $26.7 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $199.1 million, or 17.4%, to $1.343 billion for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, are in progress and expected to continue through 2015.

ABRAXANE® net sales increased by $38.6 million, or 20.9%, to $223.4 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to increased unit volumes based on demand in both U.S. and international markets.

POMALYST®/IMNOVID® net sales increased by $62.9 million, or 46.4%, to $198.5 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, reflecting net sales of $128.4 million in the United States and $70.1 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. The finalization of access, pricing and reimbursement in additional countries also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

VIDAZA® net sales decreased by $4.8 million, or 3.2%, to $143.6 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to a $8.7 million decrease in U.S. sales which was partly offset by volume increases in international markets.

Azacitidine for injection net sales increased by $2.2 million, or 12.0%, to $20.6 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 primarily due to increased unit volumes in the U.S. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz AG.

OTEZLA® net sales were $60.3 million for the three-month period ended March 31, 2015. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

THALOMID® net sales decreased by $11.1 million, or 19.1%, to $46.9 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily resulting from lower unit volumes and prices decreases in both U.S. and international markets.

ISTODAX® net sales increased by $0.4 million, or 2.5%, to $16.5 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to an increase in unit volume.

Other Revenue: Other revenue increased by $3.1 million to $25.6 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 primarily due to a $2.8 million increase in royalty revenue related to higher royalties earned from Novartis based upon its sales of both RITALIN® and FOCALIN XR®.

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

See Critical Accounting Estimates and Significant Accounting Policies in our 2014 Annual Report on Form 10-K for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2015 and 2014 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
Allowances for sales during prior periods	—	—	(4.9)	(3.0)	(7.9)
Allowances for sales during 2015	1.6	26.1	116.1	118.1	261.9
Credits/deductions issued for prior year sales	(0.7)	(8.1)	(40.1)	(41.7)	(90.6)
Credits/deductions issued for sales during 2015	(0.8)	(16.8)	(19.1)	(67.3)	(104.0)
Balance at March 31, 2015	$10.3	$12.7	$190.5	$100.5	$314.0

Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(1.8)	—	(4.1)	(4.5)	(10.4)
Allowances for sales during 2014	1.8	19.1	76.9	82.4	180.2
Credits/deductions issued for prior year sales	(2.3)	(6.1)	(47.5)	(32.5)	(88.4)
Credits/deductions issued for sales during 2014	(1.0)	(12.6)	(8.4)	(45.9)	(67.9)
Balance at March 31, 2014	$12.2	$12.5	$151.0	$82.7	$258.4

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2015 and 2014 follows:

Returns and allowances provisions increased by $1.6 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to a decrease in the returns allowances in the U.S. related to VIDAZA® that occurred during the three-month period ended March 31, 2014.

Discounts provisions increased by $7.0 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due increased sales volumes. The $7.0 million increase consisted of a $6.3 million increase in the United States, which included $1.4 million of cash discounts in the first quarter of 2015 relating to OTEZLA® and a $0.7 million increase related to International cash discounts.

Government rebates provisions increased by $38.4 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily due to a $23.5 million increase in international government rebates, due to higher sales volumes and increased rebates rates, a $10.8 million increase related to Medicaid rebates due to increased sales and Medicaid expansion, and a $4.1 million increase in expense related to Medicare Part D Coverage Gap, due to increased sales volume.

Chargebacks and distributor service fees provisions increased by $37.2 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014. Chargebacks increased by approximately $23.7 million and distributor service fees increased by approximately $13.5 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. The distributor service fee increase was primarily attributable to OTEZLA®, which launched in April 2014, resulting in service fees of $9.5 million for the three-month period ended March 31, 2015.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended March 31, 2015 and 2014 were as follows (dollar amounts in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2015	2014
Cost of goods sold (excluding amortization of acquired intangible assets)	$104.0	$86.1	$17.9	20.8%
Percent of net product sales	5.1%	5.0%
Research and development	$506.0	$713.7	$(207.7)	(29.1)%
Percent of total revenue	24.3%	41.3%
Selling, general and administrative	$529.2	$494.1	$35.1	7.1%
Percent of total revenue	25.4%	28.6%
Amortization of acquired intangible assets	$63.6	$65.7	$(2.1)	(3.2)%
Acquisition related charges, net	$19.0	$8.6	$10.4	120.9%

Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $17.9 million to $104.0 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 5.1% for the three-month period ended March 31, 2015 compared to 5.0% for the three-month period ended March 31, 2014, primarily due to higher sales volumes of ABRAXANE® and azacitidine for injection, which have a lower gross margin.

Research and Development: Research and development expenses decreased by $207.7 million to $506.0 million for the three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2014. The decrease was primarily due to a $280.2 million decrease in expenses related to collaboration arrangements, which was offset by an increase in activity in support of our early- to mid-stage product pipeline and general research activity.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended March 31,		Increase
	2015	2014
Human pharmaceutical clinical programs	$212.6	$191.3	$21.3
Other pharmaceutical programs	169.5	135.8	33.7
Drug discovery and development	84.6	67.4	17.2
Collaboration arrangements	32.6	312.8	(280.2)
Cellular therapy	6.7	6.4	0.3
Total	$506.0	$713.7	$(207.7)

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended March 31, 2015, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:
New phase III trials:

Product	Disease Indication
REVLIMID®	Diffuse large B-cell lymphoma
Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
OTEZLA®	Psoriatic arthritis	EU	EC	Approval
OTEZLA®	Plaque psoriasis	EU	EC	Approval
REVLIMID®	Expanded indication for multiple myeloma	U.S.	FDA	Approval
REVLIMID®	Previously untreated multiple myeloma not eligible for transplant	EU	EC	Approval
ABRAXANE®	Non-small cell lung cancer	EU	EC	Approval
POMALYST®	Relapsed and refractory multiple myeloma	Japan	MHLW[1]	Approval
1 Ministry of Health, Labour and Welfare

Selling, General and Administrative: Selling, general and administrative expenses increased by $35.1 million to $529.2 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014. The increase was primarily due to an increase in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month period ended March 31, 2015 and 2014 (in millions):

	Three-Month Periods Ended March 31,
Acquisitions	2015	2014
Abraxis	$38.0	$40.0
Avila	11.8	11.8
Gloucester	12.8	12.9
Pharmion	1.0	1.0
Total amortization	$63.6	$65.7

Acquisition Related Charges, net: Acquisition related charges, net were $19.0 million and $8.6 million for the three-month periods ended March 31, 2015 and 2014, respectively. The $10.4 million increase in the current year three-month period was primarily due to accretion of $25.0 million for our contingent liabilities related to the Nogra acquisition, which was acquired in the second quarter of 2014, partly offset by a $7.8 million reduction in the current year three-month period for the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis. The three-month period ended March 31, 2014 included an expense of $3.4 million for the increase in the fair value of our CVRs.

Interest and Investment Income, Net: Interest and investment income, net increased by $2.6 million to $9.0 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 primarily due to gains on the sale of marketable securities in 2015, compared to losses in the prior year.

Interest (Expense): Interest (expense) increased by $19.9 million to $49.2 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014 primarily due to interest expense associated with the issuance of $2.500 billion of senior notes in May 2014.

Other Income (Expense), Net: Other income (expense), net is summarized below for the three-month periods ended March 31, 2015 and 2014 (in millions):

	Three-Month Periods Ended March 31,
	2015	2014	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$2.1	$(3.2)	$5.3
Fair value adjustments of forward point amounts	7.2	(3.2)	10.4
Celgene puts sold	3.9	2.4	1.5
Impairment charges	(2.1)	—	(2.1)
Other	(2.8)	(2.6)	(0.2)
Total other income (expense), net	$8.3	$(6.6)	$14.9

Other income (expense), net was a net income of $8.3 million for the three-month period ended March 31, 2015 and a net expense of $6.6 million for the three-month period ended March 31, 2014. The $14.9 million increase in income was primarily due to currency fluctuations, partly offset by impairment charges related to cost method investments. During the three-month period ended March 31, 2015, a company in which we held an equity investment accounted for under the cost method, Flexus Biosciences, Inc., agreed to be acquired subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We realized a gain of approximately $86.0 million on the sale of our equity investment in Flexus Biosciences, Inc. in April 2015, upon the completion of the transaction.
Income Tax Provision: The income tax provision increased by $55.6 million to $108.2 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014, primarily as a result of an increase in income before taxes, partially offset by a decrease in the effective tax rate. The estimated full year 2015 underlying effective tax rate of 13.1% reflects the impact of our global business footprint. The decrease in the estimated underlying effective tax rate from the first quarter of 2014 reflects a projected decrease in tax expense related to collaborations and a non-recurring tax expense from the launch of new products. The income tax provision for the three-month period ended March 31, 2014 included an estimated full year 2014 underlying effective tax rate of 16.5% (which subsequently decreased to 14.3% when the actual 2014 full year results were achieved). The effective tax rate for the first quarter of 2014 was reduced by 0.7 percentage points as a result of a net decrease in unrecognized tax benefits primarily related to ongoing examinations of tax positions taken in prior years.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	March 31, 2015	December 31, 2014	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$4,367.7	$4,121.6	$246.1
Marketable securities available for sale	2,945.8	3,425.1	(479.3)
Total financial assets	$7,313.5	$7,546.7	$(233.2)
Debt:
Short-term borrowings and current portion of long-term debt	$504.4	$605.9	$(101.5)
Long-term debt, net of discount	6,303.0	6,265.7	37.3
Total debt	$6,807.4	$6,871.6	$(64.2)

Working capital(1)	$7,585.5	$7,617.2	$(31.7)

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2015, we held approximately $6.204 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $6.204 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of March 31, 2015 and December 31, 2014 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: From April 2009 through March 2015, our Board of Directors approved purchases of up to $13.500 billion of our common stock. During the three-month period ended March 31, 2015 we used $1.013 billion for purchases of our common stock, measured on a settlement date basis. As of March 31, 2015, we had a remaining purchase authorization of $2.014 billion.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $233.2 million decrease in cash, cash equivalents and marketable securities available for sale at March 31,

2015 compared to December 31, 2014 was primarily due to $1.013 billion payments under our share repurchase program, $99.6 million net paydown of Commercial Paper, $42.3 million capital expenditures and $20.7 million of investments, partially offset by $856.5 million net cash from operations and $114.4 million proceeds from stock option exercise.

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

Accounts Receivable, Net: Accounts receivable, net increased by $12.7 million to $1.179 billion at March 31, 2015 compared to December 31, 2014 primarily due to increased sales of REVLIMID® and OTEZLA®. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $238.7 million at March 31, 2015 compared to $241.8 million at December 31, 2014. Approximately $40.7 million of the $238.7 million receivable balance at March 31, 2015 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

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

Inventory: Inventory balances decreased by $6.4 million to $386.7 million at March 31, 2015 compared to December 31, 2014. The decrease was primarily due to a decrease in FOCALIN XR® inventory.

Other Current Assets: Other current assets increased by $180.2 million to $774.6 million at March 31, 2015 compared to December 31, 2014 primarily due to a $163.1 million increase in the fair value of foreign currency forward contracts and an $8.7 million increase in prepaid taxes and other prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.500 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. We had no outstanding borrowings under the Program as of March 31, 2015, and $99.6 million outstanding as of December 31, 2014.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.750 billion which was increased from $1.500 billion in April 2015. In April 2015, the term of the Credit Facility was also extended from April 18, 2018 to April 17, 2020. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $2.000 billion. Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At March 31, 2015, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2015.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased by $86.1 million to $1.551 billion at March 31, 2015 compared to December 31, 2014. The increase was primarily due to increases of $119.8 million for accrued share repurchases, $58.3 million for sales adjustment accruals, $9.9 million for accrued interest, and $7.8 million for professional fee related accrued expenses. The increases were partly offset by a decrease of $118.5 million for compensation related accrued expenses.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $15.6 million to $301.2 million at March 31, 2015 compared to December 31, 2014, primarily from the current provision for income taxes of $214.8 million and net deferred intercompany credits of $4.3 million, partially offset by income tax payments of $106.7 million, a tax benefit of stock options of $84.8 million, and a decrease in refundable income taxes of $12.0 million.

Analysis of Cash Flows
Cash flows from operating, investing and financing activities for the three-month period ended March 31, 2015 and 2014 were as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$856.5	$557.1	$299.4
Net cash provided by (used in) investing activities	$338.0	$(220.1)	$558.1
Net cash used in financing activities	$(908.1)	$(1,168.5)	$260.4

Operating Activities: Net cash provided by operating activities increased by $299.4 million to $856.5 million for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of $439.2 million in 2015 compared to 2014, partially offset by $52.3 million related to changes in accounts payable and other operating liabilities and $49.7 million related to changes in accounts receivable.

Investing Activities: Net cash provided by investing activities for the three-month period ended March 31, 2015 amounted to $338.0 million compared to net cash used in investing activity of $220.1 million for the three-month period ended March 31, 2014. The increase in net cash provided by investing activities was primarily due to the net proceeds of $401.0 million from net sales of marketable securities available for sale during 2015 compared with $178.4 million of net purchases of marketable securities available for sale during 2014.

Financing Activities: Net cash used in financing activities amounted to $908.1 million for the three-month period ended March 31, 2015, compared to net cash used in financing activities of $1,168.5 million for the three-month period ended March 31, 2014. The $260.4 million decrease in net cash used in financing activities in the three-month period ended March 31, 2015 was primarily attributable to $555.9 million decrease in cash used for purchases of common stock partially offset by $424.6 million decrease in net proceeds from short-term borrowings.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2014 aside from those disclosed in Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report on Form 10-K. There have not been any material changes to such critical accounting estimates since December 31, 2014.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2015, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain derivative contracts.

Marketable Securities Available for Sale: At March 31, 2015, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, non-U.S. government, agency and supranational securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

Our marketable securities available for sale are primarily debt securities that are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. In addition, our marketable securities available for sale includes equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.

As of March 31, 2015, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$324.1	$1,530.1	$94.8	$1,949.0
Fair value	$328.2	$1,550.2	$100.3	$1,978.7
Weighted average interest rate	0.8%	1.0%	1.9%	1.1%

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at March 31, 2015 and December 31, 2014 includes:

	March 31, 2015	December 31, 2014
Commercial paper	$—	$99.6
2.450% senior notes due 2015	504.4	506.3
Total	$504.4	$605.9

Long-Term Debt: We have issued an aggregate $6.250 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of March 31, 2015 are summarized below (in millions):

	Principal Amount	Carrying Value
1.900% senior notes due 2017	$500.0	$502.4
2.300% senior notes due 2018	400.0	402.9
2.250% senior notes due 2019	500.0	507.8
3.950% senior notes due 2020	500.0	510.4
3.250% senior notes due 2022	1,000.0	1,024.9
4.000% senior notes due 2023	700.0	715.0
3.625% senior notes due 2024	1,000.0	996.8
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.7
4.625% senior notes due 2044	1,000.0	996.5
Total long-term debt	$6,250.0	$6,303.0

At March 31, 2015, the fair value of our senior notes outstanding was $7.152 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2015 and December 31, 2014 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transaction affects earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2015 and December 31, 2014:

	Notional Amount
Foreign Currency	March 31, 2015	December 31, 2014
Australian Dollar	$54.5	$18.8
British Pound	363.8	304.8
Canadian Dollar	66.4	43.7
Euro	3,181.7	3,375.7
Japanese Yen	504.2	541.1
Total	$4,170.6	$4,284.1

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2015, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2015 and December 31, 2014 were $875.2 million and $835.5 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2015 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $497.2 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at March 31, 2015 and December 31, 2014:

	Notional Amount[1]
	March 31, 2015	December 31, 2014
Foreign currency option contracts designated as hedging activity:
Purchased Put	$207.9	$152.6
Written Call	$220.5	$160.9
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

Assuming that the March 31, 2015 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $16.2 million if the US Dollar were to strengthen and decrease by approximately $15.6 million if the US Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

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

Forward Starting Interest Rate Swaps: We have entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $1.250 billion and effective dates in November 2015, with $750.0 million maturing in ten years and $500.0 million maturing in thirty years to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During April 2015, we entered into additional forward starting swaps with effective dates in November 2015.

In anticipation of issuing debt in 2014, we entered into an aggregate notional value of $1.500 billion in forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date. In addition, all forward starting swaps were settled upon the issuance of debt in May 2014 when the net fair value of the forward starting swaps in accumulated OCI was a loss position of $25.9 million. The net loss of $25.9 million is being recognized as interest expense over the life of the associated senior notes.

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at March 31, 2015 would have increased the fair value of our contracts by $159.3 million. A one percentage point decrease at March 31, 2015 would have decreased the aggregate fair value of our contracts by $196.4 million.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2014 and 2015. The settlement of swap contracts resulted in the receipt of net proceeds of $3.4 million and $7.0 million during the three-month periods ended March 31, 2015 and 2014, respectively, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at March 31, 2015 and December 31, 2014 (in millions):

	Notional Amount
	March 31, 2015	December 31, 2014
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	750.0
4.000% senior notes due 2023	600.0	150.0
Total	$3,400.0	$2,700.0

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at March 31, 2015 would have reduced the aggregate fair value of our net payable by $359.0 million. A one percentage point decrease at March 31, 2015 would have increased the aggregate fair value of our net payable by $433.7 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results may be subject to significant fluctuations.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties (through, for example, litigation, post grant review in the USPTO or European Patent Office (EPO)), a court or patent authority ruling on such challenge will ultimately determine, after all opportunities for appeal have been exhausted, that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents, see "Legal Proceedings" contained elsewhere in this report.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected in ways that are difficult to anticipate at this time under the provisions of the America Invents Act enacted in 2011. This law represents a significant change to the US patent system. Uncertainty exists in the application and interpretation of various aspects of the America Invents Act. For example, new post grant review procedures have been implemented that potentially represent a significant threat to any company’s patent portfolio. Any member of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. Once instituted, the USPTO may find grounds to revoke the challenged patent. For example, on April 23, 2015, we were informed that a party filed an Inter Partes Review challenging the validity of Celgene’s patent US 6,045,501 and US 6,315,720. We cannot predict whether any other Celgene patents will ever become the subject of a post grant review. A procedure similar to the Inter Partes Review has existed in Europe for many years. Celgene has occasionally defended its European patents in such proceedings. For example the validity of Celgene’s patent EP 1 667 682 is currently the subject of an opposition proceeding before the EPO. If a significant product patent is successfully challenged in a post grant review proceeding it may be revoked, which would have a serious negative impact on our ability  to maintain exclusivity in the market place for our commercial products affected by such revocation.

On October 2, 2014, the EMA adopted its clinical transparency policy, "Policy on Publication of Clinical Data for Medicinal Products for Human Use" (the “Clinical Data Policy”), which became effective on January 1, 2015. In general, under the Clinical Data Policy, clinical data is not deemed to be commercially confidential data. Therefore, there is a risk that unpublished proprietary information, including trade secrets that are incorporated into a marketing application before the EMA may be made publicly available. While it is difficult to predict how the EMA will interpret and apply the Clinical Data Policy, any public disclosure of our trade secrets or other confidential and proprietary information may adversely impact our patent rights and our competitive advantage in the marketplace.

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

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales from that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights, see "Legal Proceedings" contained elsewhere in this report.

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

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Hematology and Oncology: Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Novartis, Pharmacyclics, Roche/Genentech, Sanofi and Takeda.

•	Inflammation and Immunology: AbbVie, Amgen, Biogen, Eisai, Eli Lilly, Johnson & Johnson, Merck, Pfizer, Novartis and UCB S.A.
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

We may become subject to litigation or governmental investigations in the United States and foreign jurisdictions that may arise from the conduct of our business. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities and we have been subject to claims and other actions related to our business activities. For more information relating to governmental investigations and other legal proceedings, see "Legal Proceedings" contained elsewhere in this report.

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

We are subject to various legal proceedings, claims and investigative demands in the ordinary course of our business, the ultimate outcome of which may result in significant expense, payments and penalties.

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the False Claims Act, the Foreign Corrupt Practices Act and other federal and state statutes, including those discussed elsewhere in this report, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers, payors, stockholders and others. There can be no assurance that existing or future proceedings will not result in significant expense, civil payments, fines or other adverse consequences.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through March 2015, our Board of Directors approved purchases of up to $13.500 billion of our common stock. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended March 31, 2015, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	350,300	$120.83	350,300	$3,098,115,546
February 1 - February 28	4,024,694	$118.13	4,024,694	$2,622,676,626
March 1 - March 31	5,123,853	$118.82	5,123,853	$2,013,843,937
Total	9,498,847	$118.60	9,498,847

During the three-month period ended March 31, 2015, we purchased 9.5 million shares of common stock under the share repurchase program at a cost of $1.127 billion, excluding commissions. As of March 31, 2015, we had a remaining purchase authorization of $2.014 billion.

During the period covered by this report, we did not sell any of our securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	April 30, 2015	By:	/s/ Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)