Form 10-Q
period 2015-06-30
CELGENE CORP /DE/
filed 2015-07-28
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

At July 24, 2015, 790,540,158 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Revenue:
Net product sales	$2,254.1	$1,844.6	$4,309.3	$3,552.1
Other revenue	23.7	28.1	49.3	50.6
Total revenue	2,277.8	1,872.7	4,358.6	3,602.7
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	100.8	98.9	204.8	185.0
Research and development	1,110.0	456.9	1,616.0	1,170.6
Selling, general and administrative	616.8	491.8	1,146.0	985.9
Amortization of acquired intangible assets	63.7	65.3	127.3	131.0
Acquisition related (gains) charges, net	(29.3)	0.9	(10.3)	9.5
Total costs and expenses	1,862.0	1,113.8	3,083.8	2,482.0
Operating income	415.8	758.9	1,274.8	1,120.7
Other income and (expense):
Interest and investment income, net	8.8	7.3	17.8	13.7
Interest (expense)	(48.3)	(41.6)	(97.5)	(70.9)
Other income (expense), net	94.5	(17.8)	102.8	(24.4)
Income before income taxes	470.8	706.8	1,297.9	1,039.1
Income tax provision	114.6	109.0	222.8	161.6
Net income	$356.2	$597.8	$1,075.1	$877.5
Net income per common share:
Basic	$0.45	$0.75	$1.35	$1.09
Diluted	$0.43	$0.72	$1.30	$1.05
Weighted average shares:
Basic	793.0	799.6	796.0	805.5
Diluted	825.3	831.0	829.7	838.0

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Net income	$356.2	$597.8	$1,075.1	$877.5

Other comprehensive income (loss):

Foreign currency translation adjustments	15.5	1.1	(7.7)	4.1
Pension liability adjustment	(1.7)	—	(7.6)	—

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	(62.8)	(21.7)	344.1	(40.3)
Tax (expense) benefit	(31.5)	8.9	(21.6)	12.6
Unrealized holding gains (losses), net of tax	(94.3)	(12.8)	322.5	(27.7)

Reclassification adjustment for (gains) losses included in net income	(89.0)	3.0	(158.2)	4.9
Tax (benefit)	(0.5)	(0.4)	(1.0)	(0.7)
Reclassification adjustment for (gains) losses included in net income, net of tax	(89.5)	2.6	(159.2)	4.2

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses)	68.8	48.0	(8.3)	132.3
Tax (expense) benefit	(23.4)	(16.1)	3.1	(45.1)
Unrealized holding gains (losses), net of tax	45.4	31.9	(5.2)	87.2

Reclassification adjustment for losses included in net income	1.3	1.6	0.7	3.0
Tax (benefit)	(0.4)	(0.6)	(0.2)	(1.1)
Reclassification adjustment for losses included in net income, net of tax	0.9	1.0	0.5	1.9

Total other comprehensive income	(123.7)	23.8	143.3	69.7
Comprehensive income	$232.5	$621.6	$1,218.4	$947.2

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,530.8	$4,121.6
Marketable securities available for sale	2,961.4	3,425.1
Accounts receivable, net of allowances of $32.1 and $32.1 at June 30, 2015 and December 31, 2014, respectively	1,273.4	1,166.7
Inventory	414.3	393.1
Deferred income taxes	11.2	11.7
Other current assets	692.4	594.4
Total current assets	9,883.5	9,712.6
Property, plant and equipment, net	675.2	642.6
Intangible assets, net	3,937.5	4,067.6
Goodwill	2,191.2	2,191.2
Other assets	1,058.3	726.1
Total assets	$17,745.7	$17,340.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,362.9	$605.9
Accounts payable	204.9	198.2
Accrued expenses	1,007.4	991.1
Income taxes payable	11.0	12.7
Current portion of deferred revenue	58.2	28.5
Other current liabilities	315.1	275.8
Total current liabilities	2,959.5	2,112.2
Deferred revenue, net of current portion	29.7	27.8
Income taxes payable	306.8	272.9
Deferred income taxes	315.8	555.6
Other non-current liabilities	1,555.9	1,581.1
Long-term debt, net of discount	6,256.1	6,265.7
Total liabilities	11,423.8	10,815.3
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 933.5 million and 924.8 million shares at June 30, 2015 and December 31, 2014, respectively	9.3	9.2
Common stock in treasury, at cost; 142.5 million and 124.6 million shares at June 30, 2015 and December 31, 2014, respectively	(12,788.7)	(10,698.8)
Additional paid-in capital	10,495.7	9,827.2
Retained earnings	7,547.5	6,472.4
Accumulated other comprehensive income	1,058.1	914.8
Total stockholders’ equity	6,321.9	6,524.8
Total liabilities and stockholders’ equity	$17,745.7	$17,340.1

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,075.1	$877.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57.8	52.1
Amortization	131.3	136.4
Deferred income taxes	(252.6)	(181.1)
Change in value of contingent consideration	(10.3)	9.5
Net (gain) loss on sale of investments	(85.6)	3.2
Share-based compensation expense	276.5	207.8
Share-based employee benefit plan expense	17.1	17.6
Reclassification adjustment for cash flow hedges included in net income	(158.2)	4.9
Unrealized change in value of derivative instruments	154.2	(16.5)
Other, net	1.8	(2.4)
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(140.9)	(61.8)
Inventory	(19.2)	(19.1)
Other operating assets	(46.8)	36.7
Accounts payable and other operating liabilities	76.8	(20.1)
Income tax payable	32.8	24.8
Payment of contingent consideration	—	(5.0)
Deferred revenue	31.1	8.3
Net cash provided by operating activities	1,140.9	1,072.8
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,579.8	1,144.0
Purchases of marketable securities available for sale	(1,127.1)	(1,556.3)
Payments for acquisition of business	—	(710.0)
Capital expenditures	(95.0)	(61.4)
Purchases and sales of investment securities, net	(115.0)	(22.5)
Other investing activities	(3.0)	0.3
Net cash provided by (used in) investing activities	239.7	(1,205.9)
Cash flows from financing activities:
Payment for treasury shares	(1,997.3)	(2,182.2)
Proceeds from short-term borrowing	970.9	2,235.4
Principal repayments on short-term borrowing	(209.7)	(2,588.0)
Proceeds from issuance of long-term debt	—	2,470.6
Proceeds from sale of common equity put options	6.4	5.2
Payment of contingent consideration	—	(15.0)
Net proceeds from share-based compensation arrangements	104.2	94.0
Excess tax benefit from share-based compensation arrangements	174.2	90.0
Net cash provided by (used in) financing activities	(951.3)	110.0
Effect of currency rate changes on cash and cash equivalents	(20.1)	8.2
Net increase (decrease) in cash and cash equivalents	409.2	(14.9)
Cash and cash equivalents at beginning of period	4,121.6	3,234.4
Cash and cash equivalents at end of period	$4,530.8	$3,219.5

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2015	2014
Supplemental schedule of non-cash investing and financing activity:
Fair value of contingent consideration issued in business combinations	$—	$1,060.0
Change in net unrealized (gain) loss on marketable securities available for sale	$8.3	$(132.3)
Investment in NantBioScience, Inc. preferred equity	$—	$90.0
Supplemental disclosure of cash flow information:
Interest paid	$120.2	$75.9
Income taxes paid	$247.2	$193.4

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

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3. Acquisitions

Nogra Pharma Limited (Nogra): On April 23, 2014, we entered into a license agreement with Nogra, pursuant to which Nogra granted us an exclusive, royalty-bearing license in its intellectual property relating to GED-0301, an antisense oligonucleotide targeting Smad7, to develop and commercialize products containing GED-0301 for the treatment of Crohn’s disease and other indications. Based on our evaluation of the license agreement, our level of control and decision making authority over the development and application of the intellectual property, the associated transfer of manufacturing agreements and knowhow, and access to employees of Nogra, we concluded that the acquired assets met the definition of a business and we have accounted for the GED-0301 license as in-process research and development (IPR&D) acquired in a business combination. The assets acquired and liabilities assumed of Nogra were recorded on our balance sheet as of May 14, 2014 (Effective Date), at their respective fair values. Nogra's results of operations are included in our consolidated financial statements from the Effective Date.
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
Subsequent to the Effective Date, we have measured the contingent consideration at fair value each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. At June 30, 2015, the balance of the contingent consideration was $1.186 billion, of which $24.9 million is included in other current liabilities and $1.161 billion included in other non-current liabilities.

Quanticel Pharmaceuticals, Inc. (Quanticel): In April 2015, we entered into a definitive share purchase agreement under which we would acquire Quanticel, a privately held biotechnology company focused on cancer drug discovery, for consideration consisting of $100.0 million in cash at closing plus contingent consideration consisting of payments for achieving specified discovery and development targets of up to $385.0 million. Celgene has had a research collaboration arrangement with Quanticel since 2011. Through this purchase, Quanticel will become our wholly-owned subsidiary, and we will gain full access to Quanticel’s proprietary platform for the single-cell genomic analysis of human cancer, as well as Quanticel’s lead programs that target specific epigenetic modifiers to advance Celgene’s pipeline of innovative cancer therapies. The purchase is subject to customary closing conditions and is expected to close in the fourth quarter of 2015.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2015	2014	2015	2014
Net income	$356.2	$597.8	$1,075.1	$877.5
Weighted-average shares:
Basic	793.0	799.6	796.0	805.5
Effect of dilutive securities:
Options, restricted stock units and other incentives	32.3	31.4	33.7	32.5
Diluted	825.3	831.0	829.7	838.0
Net income per share:
Basic	$0.45	$0.75	$1.35	$1.09
Diluted	$0.43	$0.72	$1.30	$1.05

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 9.0 million and 13.5 million for the three-month periods ended June 30, 2015 and 2014, respectively. The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 9.0 million and 14.2 million shares for the six-month periods ended June 30, 2015 and 2014, respectively.

Share Repurchase Program: In June 2015, our Board of Directors approved an increase of $4.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $17.500 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month and six-month periods ended June 30, 2015 and 2014, we recorded gains from premiums on put options on our Consolidated Statements of Income in other income (expense), net as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Gain from sale of put options	$5.0	$4.0	$8.9	$6.4

At June 30, 2015, we had no outstanding put options.

We have purchased 7.9 million and 17.4 million shares of common stock under the share repurchase program from all sources at a total cost of $901.6 million and $2.028 billion during the three- and six-month periods ended June 30, 2015, respectively. As of June 30, 2015, we had a remaining share repurchase authorization of $5.112 billion.

5. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8
Other comprehensive income (loss) before reclassifications	(7.6)	(5.2)	322.5	(7.7)	302.0
Amounts reclassified from accumulated other comprehensive income	—	0.5	(159.2)	—	(158.7)
Net current-period other comprehensive income (loss)	(7.6)	(4.7)	163.3	(7.7)	143.3
Balance June 30, 2015	$(23.1)	$456.2	$682.9	$(57.9)	$1,058.1

Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	—	87.2	(27.7)	4.1	63.6
Amounts reclassified from accumulated other comprehensive income	—	1.9	4.2	—	6.1
Net current-period other comprehensive income (loss)	—	89.1	(23.5)	4.1	69.7
Balance June 30, 2014	$(6.9)	$226.4	$(59.5)	$3.7	$163.7

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2015	2014	2015	2014
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$90.2	$(2.0)	$160.7	$(3.0)
Treasury rate lock agreements	Interest (expense)	(0.9)	(0.8)	(1.8)	(1.7)
Interest rate swap agreements	Interest (expense)	(0.3)	(0.2)	(0.7)	(0.2)
	Income tax benefit	0.5	0.4	1.0	0.7

Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(1.3)	(1.6)	(0.7)	(3.0)
	Income tax benefit	0.4	0.6	0.2	1.1
Total reclassification, net of tax		$88.6	$(3.6)	$158.7	$(6.1)

6. Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and the valuation techniques we utilized to determine such fair value.

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

	Balance at June 30, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,961.4	$1,086.4	$1,875.0	$—
Forward currency contracts	660.9	—	660.9	—
Purchased currency options	27.5	—	27.5	—
Interest rate swaps	77.9	—	77.9	—
Total assets	$3,727.7	$1,086.4	$2,641.3	$—
Liabilities:
Contingent value rights	$(90.0)	$(90.0)	$—	$—
Written currency options	(10.9)	—	(10.9)	—
Other acquisition related contingent consideration	(1,315.0)	—	—	(1,315.0)
Total liabilities	$(1,415.9)	$(90.0)	$(10.9)	$(1,315.0)

	Balance at December 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,425.1	$1,051.3	$2,373.8	$—
Forward currency contracts	550.7	—	550.7	—
Purchased currency options	9.8	—	9.8	—
Interest rate swaps	20.0	—	20.0	—
Total assets	$4,005.6	$1,051.3	$2,954.3	$—
Liabilities:
Contingent value rights	$(136.3)	$(136.3)	$—	$—
Written currency options	(4.6)	—	(4.6)	—
Other acquisition related contingent consideration	(1,279.0)	—	—	(1,279.0)
Total liabilities	$(1,419.9)	$(136.3)	$(4.6)	$(1,279.0)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between Levels 1 and 2 during the six-month periods ended June 30, 2015 and 2014. The following table represents a roll-forward of the fair value of Level 3 instruments:

	Six-Month Periods Ended June 30,
	2015	2014
Liabilities:
Balance at beginning of period	$(1,279.0)	$(228.5)
Amounts acquired or issued	—	(1,060.0)
Net change in fair value	(36.0)	(15.1)
Settlements	—	20.0
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,315.0)	$(1,283.6)

Level 3 liabilities outstanding as of June 30, 2015 primarily consisted of contingent consideration related to the acquisitions of Avila and Nogra. The $36.0 million net increase in the fair value of Level 3 liabilities in 2015 was related to accretion of the fair value of our contingent consideration due to the passage of time. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Income as acquisition related charges, net.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2015 and December 31, 2014 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2015 and December 31, 2014:

	Notional Amount
Foreign Currency	June 30, 2015	December 31, 2014
Australian Dollar	$62.6	$18.8
British Pound	387.6	304.8
Canadian Dollar	131.2	43.7
Euro	3,365.1	3,375.7
Japanese Yen	475.2	541.1
Total	$4,421.7	$4,284.1

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2015, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2015 and December 31, 2014 were $847.8 million and $835.5 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at June 30, 2015 and December 31, 2014:

	Notional Amount[1]
	June 30, 2015	December 31, 2014
Foreign currency option contracts designated as hedging activity:
Purchased Put	$331.6	$152.6
Written Call	$353.9	$160.9
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

Forward Starting Interest Rate Swaps and Treasury Rate Locks: We have entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $1.300 billion and effective dates in November 2015, with $800.0 million maturing in 10 years and $500.0 million maturing in 30 years to hedge against changes in interest rates that could impact an

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

anticipated issuance of debt in 2015. During July 2015, we also entered into treasury rate locks with effective dates in August 2015 and maturing in five, ten and thirty years.

In anticipation of issuing debt in 2014, we had entered into forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2014 and 2015. The settlement of swap contracts resulted in the receipt of net proceeds of $3.4 million and $12.4 million during the six-month periods ended June 30, 2015 and 2014, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2015 and December 31, 2014:

	Notional Amount
	June 30, 2015	December 31, 2014
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	750.0
4.000% senior notes due 2023	700.0	150.0
3.625% senior notes due 2024	150.0	—
Total	$3,650.0	$2,700.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2015 and December 31, 2014:

		June 30, 2015
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$340.9	$41.4
	Other current liabilities	0.2	1.9
	Other non-current assets	384.0	28.4
Interest rate swap agreements	Other current assets	30.1	—
	Other non-current assets	57.4	—
	Other non-current liabilities	—	10.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	38.4	12.6
	Other current liabilities	0.2	1.9
Interest rate swap agreements	Other current assets	0.1	—
	Other non-current assets	1.2	—
Total		$852.5	$97.1

		December 31, 2014
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$264.9	$44.9
	Other current liabilities	0.1	1.7
	Other non-current assets	322.3	17.5
Interest rate swap agreements	Other current assets	17.9	—
	Other non-current assets	4.8	0.3
	Other non-current liabilities	—	3.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	39.7	6.0
	Other current liabilities	0.1	1.1
Interest rate swap agreements	Other current assets	0.1	—
	Other non-current assets	1.3	—
Total		$651.2	$75.3

1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended June 30, 2015 and 2014:

	Three-Month Period Ended June 30, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(144.7)	Net product sales	$90.2	Other income, net	$13.6	(2)
Treasury rate lock agreements	$—	Interest expense	$(0.9)
Interest rate swap agreements	$81.9	Interest expense	$(0.3)

(1) Net gains of $322.9 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net gains recognized in income represents $13.6 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts).

	Three-Month Period Ended June 30, 2014
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$1.0	Net product sales	$(2.0)	Other income, net	$0.7	(1)
Treasury rate lock agreements	$—	Interest expense	$(0.8)
Interest rate swap agreements	$(22.7)	Interest expense	$(0.2)	Other income, net	$(3.6)	(2)

(1) The amount of net gains recognized in income represents $1.0 million in gains related to the ineffective portion of the hedging relationships and $0.3 million of losses related to amounts excluded from the assessment of hedge effectiveness.
(2) The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the six-month periods ended June 30, 2015 and 2014:

	Six-Month Period Ended June 30, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$287.9	Net product sales	$160.7	Other income, net	$17.4	(2)
Treasury rate lock agreements	$—	Interest expense	$(1.8)
Interest rate swap agreements	$56.2	Interest expense	$(0.7)

(1) Net gains of $322.9 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) The amount of net gains recognized in income represents $20.8 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $3.4 million in losses related to the ineffective portion of the hedging relationships.

	Six-Month Period Ended June 30, 2014
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(7.9)	Net product sales	$(3.0)	Other income, net	$(2.8)	(1)
Treasury rate lock agreements	$—	Interest expense	$(1.7)
Interest rate swap agreements	$(32.4)	Interest expense	$(0.2)	Other income, net	$(3.6)	(2)

(1) The amount of net losses recognized in income represents $3.5 million of losses related to amounts excluded from the assessment of hedge effectiveness and $0.7 million in gains related to the ineffective portion of the hedging relationships.
(2) The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2015	2014	2015	2014
Interest rate swap agreements	Interest expense	$15.3	$10.4	$29.3	$20.9

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2015	2014	2015	2014
Foreign exchange contracts	Other income (expense), net	$(19.6)	$(7.7)	$54.9	$(11.1)
Put options on our common stock	Other income (expense), net	$5.0	$4.0	$8.9	$6.4

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $715.1 million and $2.251 billion at June 30, 2015 and December 31, 2014, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$401.0	$0.5	$—	$401.5
U.S. government-sponsored agency securities	85.0	0.2	—	85.2
U.S. government-sponsored agency MBS	371.2	0.8	(2.8)	369.2
Non-U.S. government, agency and Supranational securities	22.8	—	—	22.8
Corporate debt - global	820.6	1.2	(1.1)	820.7
Asset backed securities	175.7	—	(0.1)	175.6
Marketable equity securities	379.7	711.5	(4.8)	1,086.4
Total available-for-sale marketable securities	$2,256.0	$714.2	$(8.8)	$2,961.4

December 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$1,044.7	$0.3	$(0.8)	$1,044.2
U.S. government-sponsored agency securities	145.1	0.1	(0.1)	145.1
U.S. government-sponsored agency MBS	531.1	1.0	(2.7)	529.4
Non-U.S. government, agency and Supranational securities	32.4	—	(0.1)	32.3
Corporate debt - global	446.3	0.6	(1.2)	445.7
Asset backed securities	177.3	—	(0.2)	177.1
Marketable equity securities	335.2	716.3	(0.2)	1,051.3
Total available-for-sale marketable securities	$2,712.1	$718.3	$(5.3)	$3,425.1

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in publicly traded equity securities. The decrease in net unrealized gains in marketable equity securities during the six-month period ended June 30, 2015 primarily reflects the decrease in market value for certain equity investments subsequent to December 31, 2014.

Duration periods of available-for-sale debt securities at June 30, 2015 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$313.5	$313.8
Duration of one through three years	1,431.0	1,429.9
Duration of three through five years	131.8	131.3
Total	$1,876.3	$1,875.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Inventory

A summary of inventories by major category at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015	December 31, 2014
Raw materials	$136.8	$200.0
Work in process	112.2	101.5
Finished goods	165.3	91.6
Total	$414.3	$393.1

The decrease in raw materials and increase in finished goods during the six-month period ended June 30, 2015 was primarily related to the production of ABRAXANE® to support recently launched new indications. Raw materials for ABRAXANE® had been at elevated levels at December 31, 2014 and during the six-month period ended June 30, 2015 many of those materials were converted into finished goods.

10. Intangible Assets and Goodwill

Intangible Assets: Our finite lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis) and Avila acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Nogra and Gloucester acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 10.7 years.

Intangible assets outstanding as of June 30, 2015 and December 31, 2014 are summarized as follows:

June 30, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,336.1)	$2,069.8
Technology	333.7	(158.9)	174.8
Licenses	66.9	(20.2)	46.7
Other	42.6	(25.1)	17.5
	3,849.1	(1,540.3)	2,308.8
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.8	$(1,540.3)	$3,937.5

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,234.1)	$2,171.8
Technology	333.7	(135.1)	198.6
Licenses	67.0	(18.1)	48.9
Other	42.5	(22.9)	19.6
	3,849.1	(1,410.2)	2,438.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.8	$(1,410.2)	$4,067.6

Amortization expense related to intangible assets was $65.0 million and $66.7 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $130.1 million and $133.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2015 through 2019 is estimated to be in the range of approximately $215.3 million to $260.1 million annually.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill: At June 30, 2015, our goodwill related to the 2014 acquisition of Nogra, the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The carrying value of goodwill was $2.191 billion as of June 30, 2015 and December 31, 2014.

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at June 30, 2015 and December 31, 2014 includes:

	June 30, 2015	December 31, 2014
Commercial paper	$860.6	$99.6
2.450% senior notes due 2015	502.3	506.3
Total	$1,362.9	$605.9

Long-Term Debt: Summarized below are the carrying values of our senior notes at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
1.900% senior notes due 2017	$502.1	$501.0
2.300% senior notes due 2018	402.2	401.2
2.250% senior notes due 2019	505.3	502.5
3.950% senior notes due 2020	504.6	502.8
3.250% senior notes due 2022	1,003.2	1,010.2
4.000% senior notes due 2023	698.4	708.5
3.625% senior notes due 2024	997.5	996.8
5.700% senior notes due 2040	249.6	249.5
5.250% senior notes due 2043	396.7	396.7
4.625% senior notes due 2044	996.5	996.5
Total long-term debt	$6,256.1	$6,265.7

At June 30, 2015, the fair value of our outstanding Senior Notes was $6.825 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of June 30, 2015, a balance of $49.6 million in losses remained in accumulated OCI related to these derivative instruments and will be recognized as interest expense over the life of the notes.

At June 30, 2015, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding at June 30, 2015 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of June 30, 2015, we had a balance of $34.8 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $2.6 million related to the settlement of swap contracts during the six months ended June 30, 2015. As of December 31, 2014, we had a balance of $38.6 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements.

Please see Note 17 for information related to our July 2015 announcement of the proposed acquisition of Receptos, Inc. (Receptos) and our planned issuance of senior notes.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commercial Paper: The carrying value of Commercial Paper as of June 30, 2015 and December 31, 2014 was $860.6 million and $99.6 million, respectively, and approximated its fair value. The effective interest rate on our outstanding Commercial Paper at June 30, 2015 was 0.5%.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.750 billion, which was increased from $1.500 billion in April 2015. In April 2015, the term of the Credit Facility was also extended from April 18, 2018 to April 17, 2020. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $2.000 billion. Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At June 30, 2015, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2015.

12. Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 15, 2015) (Plan) that provides for the granting of options, restricted stock units (RSUs), performance stock units (PSUs) and other share-based awards to our employees and officers. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

During 2015 we increased our usage of PSUs and began issuing PSUs to certain executive officers that are payable in shares of our common stock at the end of a three-year performance measurement period. The number of shares to be issued at the end of the measurement period will vary, based on performance, from 0% to 200% of the target number of PSUs granted, depending on the achievement of specified performance and market targets for revenue (37.5% weighting), earnings per share (37.5% weighting), and relative total shareholder return (25% weighting). All shares delivered upon PSU vesting are restricted from trading for one year and one day from the vesting date.

The grant date fair value for the portion of the PSUs related to revenue and earnings per share was estimated using the fair market value of our common stock on the grant date. The grant date fair value for the portion of the PSUs related to relative total shareholder return was estimated using the Monte Carlo valuation model. The weighted average grant date fair value per share of the PSUs granted to certain executive officers during the six-month period ended June 30, 2015 was $122.90.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015 and 2014:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Cost of goods sold (excluding amortization of acquired intangible assets)	$8.1	$5.9	$14.8	$12.0
Research and development	63.6	45.8	119.8	92.8
Selling, general and administrative	76.0	51.7	141.9	103.0
Total share-based compensation expense	147.7	103.4	276.5	207.8
Tax benefit related to share-based compensation expense	44.8	31.0	81.2	61.0
Reduction in income	$102.9	$72.4	$195.3	$146.8

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2015 (in millions unless otherwise noted):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2014	77.2	9.4	133
Changes during the Year:
Granted	5.8	1.6	211
Exercised / Released	(5.9)	(2.8)	—
Forfeited	(0.9)	(0.2)	(7)
Outstanding at June 30, 2015	76.2	8.0	337

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2015 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$587.8	$345.1	$24.0
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.7	1.5

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

Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Our U.S. federal income tax returns have been audited by the Internal Revenue Service (IRS) through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010 and 2011 are currently under examination by the IRS, which may conclude within the next twelve months. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the six-month period ended June 30, 2015 gross unrecognized tax benefits increased by $34.0 million, primarily from unrecognized tax benefits related to current year operations of $28.9 million and accrued interest of $5.1 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. Certain examinations may conclude within the next twelve months. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Agreements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments for options to purchase licenses of additional rights, as well as potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. See Note 17 of Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2015. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the six months ended June 30, 2015:

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

With respect to each product that we choose to license, Agios could receive up to approximately $120.0 million upon achievement of certain milestones and other payments plus royalties on worldwide sales, and Agios may also participate in the development and commercialization of certain products in the United States. In December 2014, we elected to extend the collaboration and license agreement for an additional year for a payment of $20.0 million. Our option to license products will terminate on April 14, 2016.

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

In January 2015, we exercised our option, subject to applicable regulatory approvals which were subsequently achieved, to an exclusive license from Agios to AG-120 outside the United States, with Agios retaining the right to conduct development and commercialization within the United States. AG-120 is an orally available, selective inhibitor of the mutated isocitrate dehydrogenase-1 (IDH1) protein for the treatment of patients with cancers that harbor an IDH1 mutation. AG-120 is currently being evaluated in two phase I dose escalation trials, one in advanced hematological malignancies and the other in advanced solid tumors.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2015, we and Agios entered into a new joint worldwide development and profit share collaboration for AG-881. AG-881 is a small molecule that has shown in preclinical studies to fully penetrate the blood brain barrier and inhibit IDH1 and IDH2 mutant cancer cells. Under the terms of the AG-881 collaboration, Agios received an initial payment of $10.0 million and is eligible to receive contingent payments of up to $70.0 million based on the attainment of specified regulatory goals. The upfront payment to Agios was accounted for as $9.0 million of upfront research and development collaboration expense and $1.0 million of prepaid manufacturing rights recorded on the balance sheet. We and Agios will jointly collaborate on the worldwide development program for AG-881, sharing development costs with an equal share worldwide. The two companies will share worldwide profits with equal shares, with Celgene recording commercial sales worldwide. Agios will lead commercialization in the U.S. with both companies sharing equally in field-based commercial activities, and we will lead commercialization ex-U.S. with Agios providing one third of field-based commercial activities in the major EU markets.

Epizyme Inc. (Epizyme): In July 2015 we entered into an amendment and restatement of the collaboration and license agreement dated April 2, 2012 with Epizyme (the Amended Agreement). Under the original agreement, we had an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat (EPZ-5676), and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets. Under the Amended Agreement:

•	We retain our exclusive license to small molecule HMT inhibitors targeting DOT1L outside of the United States, including pinometostat (EPZ-5676),

•	We have narrowed our option rights to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•
The exclusive licenses to HMT inhibitors targeting two of the Option Targets that we may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Our option period has been extended for each of the Option Targets and is exercisable at the time of Epizyme's IND filing for an HMT inhibitor targeting the applicable Option Target,

•
Epizyme may complete phase 1 clinical trials as to each Option Target following our exercise of our option at IND filing. If Epizyme chooses not to complete phase 1 clinical trials to an Optioned Target, future milestones and royalties on products developed for such Option Targets will be reduced.

Under the terms of the Amended Agreement, we made a $10.0 million payment to Epizyme. In addition, Epizyme may earn up to $75.0 million in development milestone payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the Option Targets. For the DOT1L program, Epizyme remains eligible to earn $35.0 million in clinical development milestone payments and up to $100.0 million in regulatory milestone payments. Epizyme is also entitled to tiered royalties ranging from the mid-single digits to the mid-teens on annual net product sales in our territory, subject to reductions in specified circumstances.

The Amended Agreement extends the research and development collaboration for at least an additional three years until July 8, 2018, subject to our exercise of our options at IND filing. The Amended Agreement will expire on a product-by-product and country-by-country basis on the date of the expiration of the applicable royalty term with respect to each licensed product in each country and in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. We have the right to terminate the Amended Agreement in its entirety or with respect to one or more Optioned Targets upon 120 days’ notice. Upon the expiration of the royalty term of a particular license product, we will have a fully paid-up, royalty-free license to use Epizyme intellectual property to manufacture, market, use and sell such licensed products in our territory.

bluebird bio, Inc. (bluebird):  In June 2015, we amended and restated the March 2013 collaboration agreement with bluebird. The amended and restated collaboration will focus on the discovery, development and commercialization of novel disease-altering gene therapy product candidates targeting B-cell maturation antigen (BCMA). BCMA is a cell surface protein that is expressed in normal plasma cells and in most multiple myeloma cells, but is absent from other normal tissues. The collaboration applies gene therapy technology to modify a patient’s own T-cells, known as chimeric antigen receptor (CAR) T-cells, to target and destroy cancer cells that express BCMA. We have an option to license any anti-BCMA products resulting from the collaboration after the completion of a phase I clinical study by bluebird.

Under the amended and restated collaboration agreement we made an additional $25.0 million payment for bluebird to develop the lead anti-BCMA product candidate (bb2121) through a phase I clinical study and to develop next-generation anti-BCMA product candidates. The payment was recorded as prepaid research and development on the balance sheet and is being recognized as expense as development work is performed. Upon exercising our option to license a product and achievement of certain

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

milestones, we may be obligated to pay up to $230.0 million per licensed product in aggregate potential option fees and clinical and regulatory milestone payments. bluebird also has the option to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the United States in exchange for a reduction of milestone payments. Royalties would also be paid to bluebird in regions where there is no profit share, including in the United States, if bluebird declines to exercise their co-development and profit sharing rights.

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

FORMA Therapeutics Holdings, LLC (FORMA): In April 2013, we entered into a collaboration agreement with FORMA to discover, develop and commercialize drug candidates to regulate protein homeostasis targets. Protein homeostasis, which is important in oncology, neurodegenerative and other disorders, involves a tightly regulated network of pathways controlling the biogenesis, folding, transport and degradation of proteins.

The collaboration was launched with an upfront payment that enables us to evaluate selected targets and lead assets in protein homeostasis pathways during the pre-clinical phase. Based on such evaluation, we have the right to obtain exclusive licenses with respect to the development and commercialization of multiple drug candidates outside of the United States, in exchange for research and early development payments of up to approximately $200.0 million to FORMA. Under the terms of the collaboration agreement, FORMA is incentivized to advance the full complement of drug candidates through phase I, while Celgene is responsible for all further global clinical development for each licensed candidate. FORMA is eligible to receive up to an additional $315.0 million in potential payments based upon development, regulatory and sales objectives for the first ex-U.S. license. FORMA is also eligible to receive potential payments for successive licenses, which escalate for productivity, increasing up to a maximum of an additional $430.0 million per program. In addition, FORMA will receive royalties on ex-U.S. sales and additional payments if multiple drug candidates reach defined cumulative sales objectives. The collaboration agreement includes provisions for Celgene to obtain rights with respect to development and commercialization of drug candidates inside the United States in exchange for additional payments.

Under the collaboration, the parties perform initial research and development for a term of four years. If, during such research term, a drug candidate meets certain criteria, then the parties enter into a pre-negotiated license agreement and the collaboration continues until all license agreements have expired and all applicable royalty terms under the collaboration with respect to the particular products have expired. Each license agreement, if not terminated sooner, expires upon the expiration of all applicable royalty terms under such agreement. Upon the expiration of each license agreement, we will have an exclusive, fully-paid, royalty-free license to use the applicable FORMA intellectual property to manufacture, market, use and sell the product developed under such agreement outside of the United States. In October, 2013, we entered into the first ex-US license with FORMA and paid the applicable upfront payment under such license. In February, 2015, we entered into the second ex-US license with FORMA and made a $19.0 million upfront payment for the license.

On March 21, 2014, we entered into a second collaboration arrangement with FORMA, pursuant to which FORMA granted us an option, for an additional fee, to license the rights to select current and future FORMA drug candidates during a term of three and one half years. We agreed to pay an upfront payment of $225.0 million. In addition, with respect to each subsequently licensed drug candidate, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, with such amounts being variable and contingent on various factors. With respect to each licensed drug candidate, we assume responsibility for all global development activities and costs after completion of phase I clinical trials. FORMA retains U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization.

Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations with successive terms of two years each for additional payments totaling approximately $375.0 million. If we exercise our option to enter into both of these additional collaborations, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly owned assets within FORMA at that time. In April, 2015, we entered into the first license with FORMA under the second collaboration and made a $20.0 million upfront payment for the license.

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

AstraZeneca PLC (AstraZeneca): In April 2015, we entered into a strategic collaboration agreement with MedImmune Limited (MedImmune), a subsidiary of AstraZeneca, to develop and commercialize MEDI4736, a novel anti-PD-L1 monoclonal antibody, for hematologic malignancies. The agreement provides for a negotiation period to expand the agreement for other immuno-therapeutics. Under the terms of the agreement, we made an upfront payment of $450.0 million to MedImmune. We lead clinical development across all new clinical trials within the collaboration and are responsible for all costs associated with such trials until December 31, 2016, after which we will be responsible for 75 percent of those costs. We also will be responsible for the global commercialization of approved MEDI4736 indications in hematology, and will receive royalty rates starting at 70 percent of worldwide sales from all uses in hematology. Royalty rates will decrease gradually to 50 percent over a period of 4 years after the start of commercial sales. The agreement may be terminated at our discretion upon nine months’ prior written notice to MedImmune, and by either party upon material breach of the other party, subject to cure periods. The agreement, if not terminated sooner, expires upon the expiration of all applicable royalty terms under such agreement.

Lycera Corp. (Lycera): In June 2015, we entered into a collaboration and option agreement with Lycera. Under the agreement, the parties will support the development of Lycera’s portfolio of immune modulator assets, including (1) oral agonists that target RORy, a master control switch of immune system activation, for the potential treatment of a broad range of cancers, and (2) LYC-30937, an oral gut-directed ATPase modulator currently in phase I clinical studies.

Lycera has developed orally bioavailable RORy agonists that have demonstrated single agent therapeutic activity in multiple animal models of cancer. Ex-vivo treatment with RORy agonist compounds has been shown to enhance the therapeutic benefit of adoptive T-cell therapy by improving both immune cell persistence and activation. Development of LYC-30937 is focused on the treatment of inflammatory bowel disease, with the goal of delivering significant disease improvement without global immune suppression. Under the collaboration, Lycera also will continue to advance its other programs, including a Rho-associated protein kinase 2 (ROCK2) inhibitor.

Under the terms of the agreement, we made an upfront payment of $82.5 million to Lycera. We received an exclusive option for an additional fee to license Lycera’s portfolio of ex-vivo RORy agonist compounds, a 7 percent equity interest and an exclusive right to acquire Lycera. If we exercise the acquisition right, Lycera shareholders will be also eligible to receive future success-based milestone payments of up to $190.0 million. The upfront payment to Lycera was accounted for as $69.5 million of upfront collaboration payment included in research and development expense and $13 million as non-current assets consisting of $10 million for an equity investment and $3 million for a warrant to acquire the remaining shares outstanding.

The agreement has an initial term of 3 years and may be terminated earlier at our discretion upon 6 months’ prior written notice to Lycera and by either party upon material breach of the other party, subject to cure periods.

Juno Therapeutics, Inc. (Juno): In June 2015, we entered into a collaboration and investment agreement with Juno for the development and commercialization of immunotherapies for cancer and autoimmune diseases. Under the terms of the agreement, we have the option to be the commercialization partner for Juno’s oncology and cell therapy auto-immune product candidates, including Juno’s CD19 and CD22 directed CAR T-cell product candidates. For Juno-originated programs co-developed under the collaboration, (a) Juno will be responsible for research and development in North America and will retain commercialization rights in those territories, (b) we will be responsible for development and commercialization in the rest of the world, and will pay Juno a royalty on sales in those territories, and (c) we have certain co-promotion options for global profit sharing arrangements under which the parties will share worldwide expenses and profits equally, except in China.

Juno will have the option to enter into co-development and co-commercialization arrangements on certain Celgene-originated development candidates that target T cells. For any such Celgene-originated programs co-developed under the collaboration, (a) the parties will share global costs and profits with 70 percent allocated to us and 30 percent allocated to Juno, and we will lead global development and commercialization, subject to a Juno co-promote option in the US and certain EU territories.

The collaboration and investment agreement is subject to the expiration or termination of applicable waiting periods under all applicable antitrust laws and satisfaction of other usual and customary closing conditions. Upon closing we will make a $1.000 billion payment to Juno and will receive 9.1 million shares of Juno common stock, which will amount to approximately 9 percent of Juno's outstanding common stock. The value of our investment in Juno common stock will be recorded as an available-for sale marketable security based on the market price of the stock on the date of closing and the remaining portion of the $1.000 billion

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payment, which consists of both a $150 million upfront payment and a premium paid on our equity investment, will be recorded to research and development expense.

The collaboration agreement has an initial term of ten years. If the parties enter into any pre-negotiated license or co-commercialization agreement during the initial term, the collaboration agreement will continue until all such license and co-commercialization agreements have expired. The collaboration agreement may be terminated at our discretion upon 120 days’ prior written notice to Juno and by either party upon material breach of the other party, subject to cure periods.

In addition to the collaboration arrangements described above, we entered into new collaborative arrangements during the six months ended June 30, 2015. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.
A financial summary of certain period activity related to our collaboration agreements is presented below1,2:

		Three-Month Periods Ended June 30,
		Research and Development Expense
		Upfront Fees	Milestones	Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Acceleron	2015	$—	$—	$—	$—	$—
	2014	—	—	—	—	37.4
Agios	2015	9.0	—	—	—	—
	2014	—	—	—	—	13.0
AstraZeneca	2015	450.0	—	—	—	—
bluebird	2015	—	—	—	0.7	—
	2014	—	—	—	—	—
FORMA	2015	20.0	—	—	—	—
	2014	—	—	—	—	—
Lycera	2015	69.5	—	—	—	10.0
Other Collaboration Arrangements	2015	21.0	8.0	—	6.6	50.0
	2014	14.0	0.5	—	10.0	—

		Six-Month Periods Ended June 30,
		Research and Development Expense
		Upfront Fees	Milestones	Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Acceleron	2015	$—	$—	$—	$—	$—
	2014	—	—	—	—	52.4
Agios	2015	9.0	—	—	—	—
	2014	—	—	—	—	13.0
AstraZeneca	2015	450.0	—	—	—	—
bluebird	2015	—	—	—	0.7	—
	2014	—	—	—	—	—
Epizyme	2015	—	—	—	—	—
	2014	—	—	—	—	9.9
FORMA	2015	39.0	—	—	—	—
	2014	225.0	—	—	0.1	—
Lycera	2015	69.5	—	—	—	10.0
MorphoSys	2015	—	—	8.1	—	—
	2014	—	—	—	—	—
NantBioScience(3)	2015	—	—	—	—	—
	2014	50.0	—	—	—	90.0
Other Collaboration Arrangements	2015	21.0	8.0	—	12.1	50.0
	2014	48.0	0.5	—	13.8	20.9

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	June 30, 2015	$—	$145.9	14%
	December 31, 2014	—	179.7	14%
Agios	June 30, 2015	1.0	582.7	14%
	December 31, 2014	—	587.4	14%
bluebird	June 30, 2015	24.4	—	N/A
	December 31, 2014	0.1	—	N/A
Epizyme	June 30, 2015	—	88.2	9%
	December 31, 2014	—	69.3	11%
FORMA	June 30, 2015	0.1	—	N/A
	December 31, 2014	0.1	—	N/A
Lycera	June 30, 2015	3.0	10.0	7%
MorphoSys	June 30, 2015	—	57.2	3%
	December 31, 2014	—	73.9	3%
NantBioScience	June 30, 2015	—	90.0	13%
	December 31, 2014	—	90.0	14%
Other Collaboration Arrangements	June 30, 2015	69.2	180.5	N/A
	December 31, 2014	67.6	133.4	N/A

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

15. Commitments and Contingencies

Collaboration Arrangements: We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. See Note 14 for additional details related to collaboration arrangements.

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

Among the principal matters pending are the following:

Patent Related Proceedings:

REVLIMID®: We received Notice Letters, dated August 30, 2010 and June 12, 2012 from Natco Pharma Limited of India (Natco) notifying us of Natco’s Abbreviated New Drug Application (ANDA), which contain Paragraph IV certifications against certain of Celgene’s patents that are listed in the FDA Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide). Natco’s Notice Letters were sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules. We filed separate infringement actions (which were subsequently consolidated) in the United States District Court for the District of New Jersey against Natco, Natco’s U.S. partner, Arrow International Limited (Arrow), and Arrow’s parent company, Watson Laboratories, Inc. (Watson, a wholly-owned subsidiary of Allergan plc (formerly known as Actavis, Inc.) and formerly known as Watson Pharmaceuticals, Inc.) (Natco, Arrow and Watson are collectively referred to hereinafter as “Natco”). In its answer and counterclaim, Natco asserts that our patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic products.

The patents in dispute include United States Patent Nos. 5,635,517; 6,045,501; 6,315,720; 6,555,554; 6,561,976; 6,561,977; 6,755,784; 7,119,106; 7,465,800; 6,281,230; 7,189,740; 7,968,569; 8,288,415; 8,315,886 and 8,404,717, plus three non-Orange Book listed patents, United States Patent Nos. 7,977,357; 8,193,219 and 8,431,598.

A claim construction decision was issued on May 27, 2014, and fact discovery closed on August 4, 2014. On November 18, 2014, the court granted-in-part Natco’s motion to amend its invalidity contentions, and denied Celgene’s appeal of that decision on July 9, 2015. Expert discovery has been extended and is set to close on November 20, 2015. No trial date has been set.

We received a third Notice Letter from Natco dated April 3, 2014, notifying us of Natco’s Paragraph IV certifications against five patents, including United States Patent Nos. 8,404,717 (already in suit), 8,530,498; 8,589,188; 8,626,531; and 8,648,095. On May 15, 2014, we filed an infringement action in the United States District Court for the District of New Jersey against Natco, Arrow and Watson. Natco filed its answer and counterclaim on June 13, 2014, and asserts that our patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic products. Fact discovery is set to close on November 6, 2015. No trial date has been set.

We believe that Natco’s defenses and counterclaims in both cases are unlikely to be sustained and we intend to vigorously assert our patent rights. Although there can be no assurance as to the ultimate outcomes of these proceedings, we currently expect that they will not have a material adverse effect on our financial condition or results of operations. However, if Natco is successful in challenging all the patents in dispute or if the court rules that certain of our key patent claims are invalid or not infringed, such events could have a material adverse effect on our financial condition and results of operations.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18, 2014, the parties agreed to a judgment of noninfringement in Celgene’s favor. On April 15, 2014, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit seeking a review of the lower court’s construction of certain claim terms. On April 22, 2014 we filed a Notice of Cross-Appeal seeking review of certain terms defined in the lower court’s order.

On June 17, 2015, the Federal Circuit Court of Appeals issued its opinion affirming the district court's judgment of noninfringement.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ‘346 patent”). Andrulis alleges that we are liable for infringement of one or more claims of the ‘346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers. Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On January 30, 2014, we filed a motion to dismiss Andrulis’ amended complaint. On April 11, 2014, the court denied our motion in part and granted our motion in part, dismissing two of Andrulis' four infringement claims without leave to amend. We filed an answer to the remaining claims on April 25, 2014. In February 2015, we filed a partial summary judgment motion.

The court held hearings on claim construction and on the partial summary judgment motion on May 27, 2015 and May 28, 2015, respectively. On June 26, 2015, the court issued its claim construction ruling and held that certain claim terms were indefinite. On July 10, 2015, the parties jointly submitted a proposed order for entry of final judgment in favor of Celgene based on the court’s indefiniteness ruling.

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

On April 30, 2014, Celgene and Astellas Pharma Inc. (Astellas), filed an infringement action in the United States District Court for the District of Delaware against Fresenius. In its answer and counterclaim, Fresenius asserts that the ‘280 and ‘724 patents are invalid and/or not infringed by its proposed generic products. As a result of the filing of our action, the FDA cannot grant final approval of Fresenius’s ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) May 5, 2017.

On August 4, 2014, we received a Notice Letter from InnoPharma, Inc. (InnoPharma) notifying us of Innopharma's ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against the '280 and '724 patents.

On September 12, 2014, we and Astellas, filed an infringement action in the United States District Court for the District of Delaware against InnoPharma. In its answer and counterclaim, InnoPharma asserts that the ‘280 and ‘724 patents are invalid and/or not infringed by its proposed generic products. As a result of the filing of our action, the FDA cannot grant final approval of InnoPharma's ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) May 5, 2017.

These two cases were consolidated in December 2014. Fact discovery is set to close in the consolidated cases on November 6, 2015. A claim construction hearing is scheduled for October 16, 2015. Expert discovery in the consolidated cases is set to close on July 13, 2016 and trial is scheduled to begin on September 19, 2016.

On May 28, 2015, we received a Notice Letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying us of Teva’s ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against the '280 and '724 patents.

On July 10, 2015, we and Astellas filed an infringement action in the United States District Court for the District of Delaware against Teva. Teva has not yet responded. As a result of the filing of our action, the FDA cannot grant final approval of Teva’s ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) November 28, 2017.

THALOMID® (thalidomide): We received a Notice Letter dated December 18, 2014 from Lannett Holdings, Inc. (Lannett) notifying us of Lannett’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,629,327; 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566;

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8,204,763; 8,315,886; 8,589,188; and 8,626,531 that are listed in the Orange Book for THALOMID® (thalidomide). Lannett is seeking to market generic versions of 50mg, 100mg, 150mg and 200mg of THALOMID® capsules. On January 30, 2015, we filed an infringement action against Lannett in the United States District Court for the District of New Jersey. On March 27, 2015, Lannett filed a motion to dismiss our complaint for lack of personal jurisdiction. We filed a response to the motion to dismiss on April 20, 2015.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales revenue under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement. CMCC is seeking unspecified damages and a declaration that the license agreement remains in full force and effect. In July 2013, we removed these proceedings to the United States District Court for the District of Massachusetts. On August 5, 2013, we filed an answer to CMCC’s complaint and a counterclaim for declaratory judgment that our obligations to pay royalties have expired. On August 26, 2013, CMCC filed an answer to our counterclaim. Fact discovery closed on February 13, 2015. Expert discovery has been extended and is set to be completed by August 14, 2015. No trial date has as yet been set by the court.

On July 8, 2014, CR Rev Holdings, LLC (“CR Rev”) filed a complaint against Celgene in the same action. CR Rev alleges that CMCC sold and assigned a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID® to CR Rev. CR Rev has alleged causes of action with respect to REVLIMID® identical to those alleged by CMCC, and seeks unspecified damages and a declaration that the license agreement is still in effect. We intend to vigorously defend against CMCC's and CR Rev’s claims. As of June 30, 2015, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $112.3 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through June 30, 2015, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016 and if CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after June 30, 2015.

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

On July 6, 2015, the Court entered an Order scheduling the production of certain discovery for the case through October 1, 2015. A discovery conference is scheduled for October 8, 2015. Dates for the completion of fact and expert discovery have not been set. We intend to vigorously defend against IUB’s claims.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subsequent Event

On July 14, 2015, we entered into an agreement to acquire all of the outstanding shares of Receptos, a biopharmaceutical company developing therapeutic candidates for the treatment of immune and metabolic diseases. Receptos' lead drug candidate, ozanimod, is a small molecule that modulates sphingosine 1-phosphate 1 and 5 receptors and it is in development for immune-inflammatory indications including inflammatory bowel disease and relapsing multiple sclerosis. Receptos is also developing RPC4046, an anti-interleukin-13 (IL-13) antibody for eosinophilic esophagitis, an allergic/immune-mediated orphan disease, as well as other pipeline and pre-clinical stage compounds.

We will acquire all of the outstanding shares of common stock of Receptos through a tender offer, followed by a second-step merger (the Merger). In the tender offer, we will offer to purchase all of the outstanding shares of common stock of Receptos for $232.00 per share in cash, or approximately $7.817 billion, consisting of $7.332 billion for common stock outstanding and $0.288 billion for the portion of equity compensation attributable to the pre-combination period and $0.197 billion for the portion of equity compensation attributable to the post-combination service period. In connection with the proposed acquisition of Receptos, we have obtained a $5.000 billion committed syndicated bridge facility (the Bridge Facility). No amounts are anticipated to be drawn under the Bridge Facility prior to the closing of the acquisition. We expect to fund the transaction through a combination of existing cash and the issuance of approximately $5.000 billion of senior notes pursuant to a public offering. Upon closure of our senior notes offering, the Bridge Facility will be automatically terminated. In addition, we may issue up to an additional $3.000 billion of senior notes for general corporate purposes consistent with our normal financing activity. The debt covenants on our existing credit facility have been amended in order to accommodate our planned additional borrowing.

On July 20, 2015, a putative class action lawsuit, Scott v. Receptos, Inc., related to the merger agreement was commenced by the filing of a complaint in the Court of Chancery for the State of Delaware, Case No. 11316, against Receptos, members of the Receptos Board, Celgene and Celgene’s wholly-owned subsidiary, Strix Corporation, which is a party to the merger agreement. Three other complaints, Cacioppo v. Hasnain and Rosenberg v. Receptos, Inc. (Cases Nos. 11324 and 11325) filed on July 23, and Kadin v. Receptos, Inc., filed on July 27 (Case No. 11337) raise similar putative class claims in the Court of Chancery for the State of Delaware against some or all of Receptos, members of the Receptos Board, Celgene, and Strix Corporation. These complaints generally allege breaches of fiduciary duty by members of the Receptos Board in connection with the Merger Agreement. In the Scott, Rosenberg and Kadin actions, the plaintiffs also allege that Celgene and Strix Corporation aided and abetted the purported breaches of fiduciary duty. These complaints seek equitable and injunctive relief, including an order enjoining the defendants from completing the proposed Merger, rescission of any consummated transaction, unspecified damages and attorneys’ fees. Celgene and Strix Corporation believe these lawsuits are wholly without merit, and intend to vigorously defend against them.

The acquisition transaction has been approved by the boards of directors of both companies and is subject to customary closing conditions, including the tender of at least a majority of outstanding shares of Receptos common stock in the tender offer and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is anticipated to close in 2015.

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

On July 14, 2015, we entered into an agreement to acquire all of the outstanding shares of Receptos, Inc. (Receptos), a biopharmaceutical company developing therapeutic candidates for the treatment of immune and metabolic diseases. Receptos' lead drug candidate, ozanimod, is a small molecule that modulates sphingosine 1-phosphate 1 and 5 receptors and it is in development for immune-inflammatory indications including inflammatory bowel disease and relapsing multiple sclerosis. Receptos is also developing RPC4046, an anti-interleukin-13 (IL-13) antibody for eosinophilic esophagitis, an allergic/immune-mediated orphan disease, as well as other pipeline and pre-clinical stage compounds. We expect the acquisition to be dilutive to our earnings through 2017, break-even in 2018, and accretive beginning in 2019. See Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report for more information related to our proposed acquisition of Receptos.

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

The following table summarizes total revenue and earnings for the three-month periods ended June 30, 2015 and 2014 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2015	2014
Total revenue	$2,277.8	$1,872.7	$405.1	21.6%
Net income	$356.2	$597.8	$(241.6)	(40.4)%
Diluted earnings per share	$0.43	$0.72	$(0.29)	(40.3)%

Revenue increased by $405.1 million in the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. OTEZLA® was approved by the Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the European Commission (EC) for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. The $241.6 million decrease in net income and $0.29 decrease in diluted earnings per share in the current three-month period were primarily due to higher research and development collaboration related expenses as well as an increase in expenses associated with our growing organization, including selling and marketing efforts to support inflammation and immunology products and product candidates, partly offset by higher net product sales and a $85.9 million realized gain on the sale of our equity investment in Flexus Biosciences, Inc. in April 2015.

The following table summarizes total revenue and earnings for the six-month periods ended June 30, 2015 and 2014 (dollar amounts in millions, except per share data):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2015	2014
Total revenue	$4,358.6	$3,602.7	$755.9	21.0%
Net income	$1,075.1	$877.5	$197.6	22.5%
Diluted earnings per share	$1.30	$1.05	$0.25	23.8%

Revenue increased by $755.9 million in the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the EC for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. The $197.6 million increase in net income and $0.25 increase in diluted earnings per share in the current six-month period were primarily due to higher net product sales as well as a $85.9 million realized gain on the sale of our equity investment in Flexus Biosciences, Inc. in April 2015, partly offset by an increase in research and development collaboration related expenses as well as increases in expenses associated with our growing organization, including selling and marketing efforts to support inflammation and immunology products and product candidates.

Results of Operations

Three-Month Periods Ended June 30, 2015 and 2014

Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2015 and 2014 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2015	2014
Net product sales:
REVLIMID®	$1,444.0	$1,213.7	$230.3	19.0%
ABRAXANE®	244.2	215.3	28.9	13.4%
POMALYST®/IMNOVID®	234.5	160.9	73.6	45.7%
VIDAZA®	152.1	152.0	0.1	0.1%
azacitidine for injection	22.3	24.4	(2.1)	(8.6)%
OTEZLA®	89.7	4.6	85.1	N/M
THALOMID®	47.9	54.3	(6.4)	(11.8)%
ISTODAX®	17.9	17.1	0.8	4.7%
Other	1.5	2.3	(0.8)	(34.8)%
Total net product sales	$2,254.1	$1,844.6	$409.5	22.2%
Other revenue	23.7	28.1	(4.4)	(15.7)%
Total revenue	$2,277.8	$1,872.7	$405.1	21.6%
N/M - Not meaningful

Total revenue increased by $405.1 million, or 21.6%, to $2.278 billion for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, reflecting increases of $273.0 million, or 24.9%, in the United States and $132.1 million, or 17.0%, in international markets.

Net Product Sales: Total net product sales for the three-month period ended June 30, 2015 increased by $409.5 million, or 22.2%, to $2.254 billion compared to the three-month period ended June 30, 2014. The increase was comprised of net volume increases of $400.1 million and net price increases of $45.5 million, offset in part by a $36.1 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $230.3 million, or 19.0%, to $1.444 billion for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, are in progress and are expected to continue through 2015.

ABRAXANE® net sales increased by $28.9 million, or 13.4%, to $244.2 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to increased unit volumes based on demand in both U.S. and international markets.

POMALYST®/IMNOVID® net sales increased by $73.6 million, or 45.7%, to $234.5 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, reflecting net sales of $143.6 million in the United States and $90.9 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. The finalization of access, pricing and reimbursement in additional countries also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

VIDAZA® net sales were nearly unchanged in the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to volume increases in international markets offset by a decrease in U.S. sales.

Azacitidine for injection net sales decreased by $2.1 million, or 8.6%, to $22.3 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014 primarily due to price decreases in the United States. Azacitidine for injection is a generic version of VIDAZA® supplied by Celgene to Sandoz AG.

OTEZLA® net sales increased by $85.1 million to $89.7 million for the three-month period ended June 30, 2015 compared to the three- month period ended June 30, 2014 reflecting net sales of $84.7 million in the United States and $5.0 million in international markets. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

THALOMID® net sales decreased by $6.4 million, or 11.8%, to $47.9 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily resulting from lower unit volumes in both U.S. and international markets.

ISTODAX® net sales increased by $0.8 million, or 4.7%, to $17.9 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to an increase in unit volume.

Other Revenue: Other revenue decreased by $4.4 million to $23.7 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014 primarily due to a $3.9 million decrease in royalty revenue related to lower royalties earned from Novartis based upon its sales of both RITALIN® and FOCALIN XR®.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2015 and 2014 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at March 31, 2015	$10.3	$12.7	$190.5	$100.5	$314.0
Allowances for sales during prior periods	1.1	—	(2.5)	(0.1)	(1.5)
Allowances for sales during 2015	3.2	27.4	88.9	138.1	257.6
Credits/deductions issued for prior year sales	(2.0)	(0.1)	(26.9)	(8.8)	(37.8)
Credits/deductions issued for sales during 2015	(0.3)	(27.6)	(80.4)	(110.0)	(218.3)
Balance at June 30, 2015	$12.3	$12.4	$169.6	$119.7	$314.0

Balance at March 31, 2014	$12.2	$12.5	$151.0	$82.7	$258.4
Allowances for sales during prior periods	(0.1)	—	(1.0)	(2.2)	(3.3)
Allowances for sales during 2014	2.6	21.6	69.8	94.0	188.0
Credits/deductions issued for prior year sales	(1.4)	(1.8)	(23.6)	(9.3)	(36.1)
Credits/deductions issued for sales during 2014	(0.6)	(20.4)	(75.8)	(78.4)	(175.2)
Balance at June 30, 2014	$12.7	$11.9	$120.4	$86.8	$231.8

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2015 and 2014 follows:

Returns and allowances provisions increased by $1.8 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to higher net product sales volumes, and a $1.1 million expense recorded in the second quarter of 2015 relating to increased anticipated returns of product that have reached their expiration dates.

Discounts provisions increased by $5.8 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to increased sales volumes. The $5.8 million increase consisted of a $5.3 million increase in the United States, which included $2.0 million of cash discounts in the second quarter of 2015 relating to OTEZLA® and a $0.5 million increase related to international cash discounts.

Government rebates provisions increased by $17.6 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily due to a $20.1 million increase in international government rebates, due to higher sales volumes and increased rebate rates and a $1.7 million increase related to Medicaid rebates due to increased sales and Medicaid expansion. These increases were partially offset by a $4.4 million decrease in expense related to Medicare Part D Coverage Gap due to elevated rebate amounts in the three-month period ended June 30, 2014.

Chargebacks and distributor service fees provisions increased by $46.2 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. Chargebacks increased by approximately $32.6 million and distributor service fees increased by approximately $13.6 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. The distributor service fee increase was primarily attributable to sales increases in the United States, including $10.4 million of service fees related to increased sales of OTEZLA® in the three-month period ended June 30, 2015.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2015 and 2014 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2015	2014
Cost of goods sold (excluding amortization of acquired intangible assets)	$100.8	$98.9	$1.9	1.9%
Percent of net product sales	4.5%	5.4%
Research and development	$1,110.0	$456.9	$653.1	142.9%
Percent of total revenue	48.7%	24.4%
Selling, general and administrative	$616.8	$491.8	$125.0	25.4%
Percent of total revenue	27.1%	26.3%
Amortization of acquired intangible assets	$63.7	$65.3	$(1.6)	(2.5)%
Acquisition related (gains) charges, net	$(29.3)	$0.9	$(30.2)	N/M
N/M - Not meaningful

Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $1.9 million to $100.8 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.5% for the three-month period ended June 30, 2015 compared to 5.4% for the three-month period ended June 30, 2014, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE® and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Research and Development: Research and development expenses increased by $653.1 million to $1.110 billion for the three-month period ended June 30, 2015, compared to the three-month period ended June 30, 2014. The increase was primarily due to a $560.3 million increase in expenses related to collaboration arrangements, as well as an increase in activity in support of our early- to mid-stage product pipeline and general research activity.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)
	2015	2014
Human pharmaceutical clinical programs	$240.0	$195.0	$45.0
Other pharmaceutical programs	178.5	160.5	18.0
Drug discovery and development	100.2	69.1	31.1
Collaboration arrangements	584.8	24.5	560.3
Cellular therapy	6.5	7.8	(1.3)
Total	$1,110.0	$456.9	$653.1

During the three-month period ended June 30, 2015, there have been no new phase III clinical trials started or terminated and there have been no significant regulatory approval requests or approvals during the period.

Selling, General and Administrative: Selling, general and administrative expenses increased by $125.0 million to $616.8 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014. The increase was primarily due to a $50.3 million increase in donations to independent non-profit patient assistance organizations in the United States as well as increases in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2015 and 2014 (in millions):

	Three-Month Periods Ended June 30,
Acquisitions	2015	2014
Abraxis	$37.9	$39.7
Avila	11.8	11.8
Gloucester	13.0	12.8
Pharmion	1.0	1.0
Total amortization	$63.7	$65.3

Acquisition Related (Gains) Charges, net: Acquisition related charges, net were a net credit of $29.3 million and a net expense of $0.9 million for the three-month periods ended June 30, 2015 and 2014, respectively. The $30.2 million reduction in the current year three-month period was primarily due to a $29.5 million reduction in the current year three-month period compared to the prior year three-month period for the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis, and a $18.8 million reduction for our contingent liabilities related to the Avila acquisition compared to the second quarter of 2014. The reduction related to the Avila acquisition was due to changes in the probability and timing of achieving milestones. These reductions were partly offset by an $18.0 million increase in expense related to our contingent liabilities related to the Nogra acquisition, which was acquired in the second quarter of 2014.

Interest and Investment Income, Net: Interest and investment income, net increased by $1.5 million to $8.8 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014 primarily due to lower losses on the sale of marketable securities in 2015, compared to the prior year.

Interest (Expense): Interest (expense) increased by $6.7 million to $48.3 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014 primarily due to interest expense associated with the issuance of $2.500 billion of senior notes in May 2014. We anticipate an increase in interest expense for the remainder of 2015 due to our planned issuance of senior notes in August 2015. We expect to fund the acquisition of Receptos through a combination of existing cash and the issuance of approximately $5.000 billion of senior notes pursuant to a public offering. We may issue up to an additional $3.000 billion of senior notes for general corporate purposes consistent with our normal financing activity before year-end. For more information related to our planned debt issuance, see Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Other Income (Expense), Net: Other income (expense), net is summarized below for the three-month periods ended June 30, 2015 and 2014 (in millions):

	Three-Month Periods Ended June 30,
	2015	2014	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$(3.6)	$(3.6)	$—
Premium paid on equity investment	—	(9.7)	9.7
Fair value adjustments of forward point amounts	13.6	(0.3)	13.9
Celgene puts sold	5.0	4.0	1.0
Impairment charges	(3.4)	(2.0)	(1.4)
Gain on sale of equity investment in Flexus Bioscienses, Inc.	85.9	—	85.9
Other	(3.0)	(6.2)	3.2
Total other income (expense), net	$94.5	$(17.8)	$112.3

Other income (expense), net was a net income of $94.5 million for the three-month period ended June 30, 2015 and a net expense of $17.8 million for the three-month period ended June 30, 2014. The $112.3 million increase in income was primarily due to a gain on the sale of our equity investment in Flexus Biosciences, Inc. (Flexus) and currency fluctuations. In April 2015, Flexus was sold and we realized a gain of approximately $85.9 million on the sale of our equity investment.
Income Tax Provision: The income tax provision increased by $5.6 million to $114.6 million for the three-month period ended June 30, 2015 compared to the three-month period ended June 30, 2014, primarily as a result of an increase in the effective tax rate, partially offset by a decrease in income before taxes. The estimated full year 2015 underlying effective tax rate of 17.4%

reflects the impact of our global business footprint. The increase in the estimated underlying effective tax rate from the second quarter of 2014 reflects a projected increase in tax expense related to collaborations, primarily our collaboration with AstraZeneca (MedImmune Limited) that we entered into in the second quarter, partially offset by a non-recurring tax expense from the launch of new products. The effective tax rate for the second quarter of 2015 was increased by 6.9 percentage points primarily as a result of the impact of the increase in the estimated full year 2015 underlying effective tax from the first quarter applied to cumulative income before taxes. The income tax provision for the three-month period ended June 30, 2014 included an estimated full year 2014 underlying effective tax rate of 15.7% (which subsequently decreased to 14.3% when the actual 2014 full year results were achieved). The effective tax rate for the second quarter of 2014 was increased by 0.2 percentage points as a result of a net increase in unrecognized tax benefits primarily related to ongoing examinations of tax positions taken in prior years.

Six-Month Periods Ended June 30, 2015 and 2014

Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2015 and 2014 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2015	2014
Net product sales:
REVLIMID®	$2,786.9	$2,357.5	$429.4	18.2%
ABRAXANE®	467.6	400.1	67.5	16.9%
POMALYST®/IMNOVID®	433.0	296.5	136.5	46.0%
VIDAZA®	295.7	300.4	(4.7)	(1.6)%
azacitidine for injection	42.9	42.8	0.1	0.2%
OTEZLA®	150.0	4.6	145.4	N/M
THALOMID®	94.8	112.3	(17.5)	(15.6)%
ISTODAX®	34.4	33.2	1.2	3.6%
Other	4.0	4.7	(0.7)	(14.9)%
Total net product sales	$4,309.3	$3,552.1	$757.2	21.3%
Other revenue	49.3	50.6	(1.3)	(2.6)%
Total revenue	$4,358.6	$3,602.7	$755.9	21.0%
N/M - Not meaningful

Total revenue increased by $755.9 million, or 21.0%, to $4.359 billion for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, reflecting increases of $548.0 million, or 26.4%, in the United States and $207.9 million, or 13.6%, in international markets.

Net Product Sales: Total net product sales for the six-month period ended June 30, 2015 increased by $757.2 million, or 21.3%, to $4.309 billion compared to the six-month period ended June 30, 2014. The increase was comprised of net volume increases of $729.2 million and net price increases of $90.8 million, offset in part by a $62.8 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $429.4 million, or 18.2%, to $2.787 billion for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, are in progress and expected to continue through 2015.

ABRAXANE® net sales increased by $67.5 million, or 16.9%, to $467.6 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to increased unit volumes based on demand in both U.S. and international markets.

POMALYST®/IMNOVID® net sales increased by $136.5 million, or 46.0%, to $433.0 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, reflecting net sales of $272.0 million in the United States and $161.0 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. The finalization of access, pricing and reimbursement in additional countries also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

VIDAZA® net sales decreased by $4.7 million, or 1.6%, to $295.7 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to a $12.8 million decrease in U.S. sales which was partly offset by volume increases in international markets.

Azacitidine for injection net sales were nearly unchanged in the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014.

OTEZLA® net sales increased by $145.4 million to $150.0 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 reflecting net sales of $144.1 million in the United States and $5.9 million in international markets. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

THALOMID® net sales decreased by $17.5 million, or 15.6%, to $94.8 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily resulting from lower unit volumes and prices decreases in both U.S. and international markets.

ISTODAX® net sales increased by $1.2 million, or 3.6%, to $34.4 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to an increase in unit volume.

Other Revenue: Other revenue decreased by $1.3 million to $49.3 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 primarily due to a $1.1 million decrease in royalty revenue related to lower royalties earned from Novartis based upon its sales of both RITALIN® and FOCALIN XR®.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2015 and 2014 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
Allowances for sales during prior periods	1.1	—	(7.4)	(3.1)	(9.4)
Allowances for sales during 2015	4.8	53.5	205.0	256.2	519.5
Credits/deductions issued for prior year sales	(2.7)	(8.2)	(67.0)	(50.5)	(128.4)
Credits/deductions issued for sales during 2015	(1.1)	(44.4)	(99.5)	(177.3)	(322.3)
Balance at June 30, 2015	$12.3	$12.4	$169.6	$119.7	$314.0

Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(1.9)	—	(5.1)	(6.7)	(13.7)
Allowances for sales during 2014	4.4	40.7	146.7	176.4	368.2
Credits/deductions issued for prior year sales	(3.7)	(7.9)	(71.1)	(41.8)	(124.5)
Credits/deductions issued for sales during 2014	(1.6)	(33.0)	(84.2)	(124.3)	(243.1)
Balance at June 30, 2014	$12.7	$11.9	$120.4	$86.8	$231.8

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2015 and 2014 follows:

Returns and allowances provisions increased by $3.4 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to higher net product sales volumes in both the U.S. and international markets and a $1.1 million expense recorded in the second quarter of 2015 relating to increased anticipated returns of product that have reached their expiration dates. In addition, a $1.6 million decrease in the returns allowance related to VIDAZA® inventory held by distributors was recorded in 2014 due to reductions in inventory levels resulting from competition from generic versions of VIDAZA®.

Discounts provisions increased by $12.8 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to increased sales volumes. The $12.8 million increase consisted of a $11.5 million increase in the United States, which included $3.4 million of cash discounts related to OTEZLA®, and a $1.3 million increase related to international cash discounts.

Government rebates provisions increased by $56.0 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily due to a $43.7 million increase in international government rebates, due to higher sales volumes and increased rebate rates, and a $12.5 million increase related to Medicaid rebates due to increased sales and Medicaid expansion. These increases were partially offset by a $0.3 million decrease in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $83.4 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014. Chargebacks increased by approximately $56.3 million and distributor service fees increased by approximately $27.1 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. The distributor service fee increase was primarily attributable to OTEZLA®, which launched in April 2014, resulting in service fees of $19.4 million for the six-month period ended June 30, 2015.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2015 and 2014 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2015	2014
Cost of goods sold (excluding amortization of acquired intangible assets)	$204.8	$185.0	$19.8	10.7%
Percent of net product sales	4.8%	5.2%
Research and development	$1,616.0	$1,170.6	$445.4	38.0%
Percent of total revenue	37.1%	32.5%
Selling, general and administrative	$1,146.0	$985.9	$160.1	16.2%
Percent of total revenue	26.3%	27.4%
Amortization of acquired intangible assets	$127.3	$131.0	$(3.7)	(2.8)%
Acquisition related (gains) charges, net	$(10.3)	$9.5	$(19.8)	(208.4)%

Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $19.8 million to $204.8 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.8% for the six-month period ended June 30, 2015 compared to 5.2% for the six-month period ended June 30, 2014, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE® and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Research and Development: Research and development expenses increased by $445.4 million to $1.616 billion for the six-month period ended June 30, 2015, compared to the six-month period ended June 30, 2014. The increase was primarily due to a $280.0 million increase in expenses related to collaboration arrangements as well as an increase in activity in support of our early- to mid-stage product pipeline and general research activity.

The following table provides a breakdown of research and development expenses (in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)
	2015	2014
Human pharmaceutical clinical programs	$452.6	$386.3	$66.3
Other pharmaceutical programs	348.0	296.2	51.8
Drug discovery and development	184.8	136.5	48.3
Collaboration arrangements	617.4	337.4	280.0
Cellular therapy	13.2	14.2	(1.0)
Total	$1,616.0	$1,170.6	$445.4

Selling, General and Administrative: Selling, general and administrative expenses increased by $160.1 million to $1.146 billion for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014. The increase was primarily due to an increase in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®, as well as an increase in donations to independent non-profit patient assistance organizations in the United States.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2015 and 2014 (in millions):

	Six-Month Periods Ended June 30,
Acquisitions	2015	2014
Abraxis	$75.9	$79.7
Avila	23.6	23.6
Gloucester	25.8	25.7
Pharmion	2.0	2.0
Total amortization	$127.3	$131.0

Acquisition Related (Gains) Charges, net: Acquisition related charges, net were a net credit of $10.3 million and a net expense of $9.5 million for the six-month periods ended June 30, 2015 and 2014, respectively. The $19.8 million reduction in the current year six-month period was primarily due to a $40.7 million reduction in the current year six-month period compared to the prior year six-month period for the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, and a $22.2 million reduction for our contingent liabilities related to the Avila acquisition compared to the six-month period in 2014. The reduction related to the Avila acquisition was due to changes in the probability and timing of achieving milestones. These reductions were partly offset by a $43.0 million increase in expense related to our contingent liabilities related to the Nogra acquisition, which was acquired in the second quarter of 2014. The six-month period ended June 30, 2014 included an expense of $7.8 million related to our contingent liabilities related to the Nogra acquisition compared to $50.8 million in 2015.

Interest and Investment Income, Net: Interest and investment income, net increased by $4.1 million to $17.8 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 primarily due to lower losses on the sale of marketable securities in 2015, compared to the prior year.

Interest (Expense): Interest (expense) increased by $26.6 million to $97.5 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 primarily due to interest expense associated with the issuance of $2.500 billion of senior notes in May 2014. We anticipate an increase in interest expense for the remainder of 2015 due to our planned issuance of senior notes in August 2015. For more information related to our planned debt issuance, see Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Other Income (Expense), Net: Other income (expense), net is summarized below for the six-month periods ended June 30, 2015 and 2014 (in millions):

	Six-Month Periods Ended June 30,
	2015	2014	Change
Foreign exchange gains (losses) including foreign exchange derivative instruments not designated as hedging instruments	$(1.5)	$(6.8)	$5.3
Premium paid on equity investment	—	(9.7)	9.7
Fair value adjustments of forward point amounts	20.8	(3.5)	24.3
Celgene puts sold	8.9	6.4	2.5
Impairment charges	(5.5)	(2.0)	(3.5)
Gain on sale of equity investment in Flexus Bioscienses, Inc.	85.9	—	85.9
Other	(5.8)	(8.8)	3.0
Total other income (expense), net	$102.8	$(24.4)	$127.2

Other income (expense), net was a net income of $102.8 million for the six-month period ended June 30, 2015 and a net expense of $24.4 million for the six-month period ended June 30, 2014. The $127.2 million increase in income was primarily due to a gain on the sale of our equity investment in Flexus and currency fluctuations.

Income Tax Provision: The income tax provision increased by $61.2 million to $222.8 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily as a result of an increase in income before taxes and an increase in the effective tax rate. The estimated full year 2015 underlying effective tax rate of 17.4% reflects the impact of our global business footprint. The increase in the estimated underlying effective tax rate from the second quarter of 2014 reflects a projected increase in tax expense related to collaborations, primarily our collaboration with AstraZeneca (MedImmune Limited)

that we entered into in the second quarter, partially offset by a non-recurring tax expense from the launch of new products. The effective tax rate for the six month period ended June 30, 2015 was reduced by 0.2 percentage points primarily as a result of certain tax benefits related to our 2014 income tax returns that are projected to be more favorable than originally estimated. The income tax provision for the six-month period ended June 30, 2014 included an estimated full year 2014 underlying effective tax rate of 15.7% (which subsequently decreased to 14.3% when the actual 2014 full year results were achieved). The effective tax rate for the six month period ended June 30, 2014 was reduced by 0.1 percentage points as a result of a net decrease in unrecognized tax benefits primarily related to ongoing examinations of tax positions taken in prior years.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	June 30, 2015	December 31, 2014	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$4,530.8	$4,121.6	$409.2
Marketable securities available for sale	2,961.4	3,425.1	(463.7)
Total financial assets	$7,492.2	$7,546.7	$(54.5)
Debt:
Short-term borrowings and current portion of long-term debt	$1,362.9	$605.9	$757.0
Long-term debt, net of discount	6,256.1	6,265.7	(9.6)
Total debt	$7,619.0	$6,871.6	$747.4

Working capital(1)	$6,971.0	$7,617.2	$(646.2)

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

On July 14, 2015, in connection with the proposed acquisition of Receptos Inc. for cash consideration of approximately $7.817 billion, we have obtained a $5.000 billion committed syndicated bridge facility (the Bridge Facility). No amounts are anticipated to be drawn under the Bridge Facility prior to the closing of the acquisition. We expect to fund the transaction through a combination of existing cash and the issuance of approximately $5.000 billion of senior notes pursuant to a public offering. Upon closure of our senior notes offering, the Bridge Facility will be automatically terminated. We may issue up to an additional $3.000 billion of senior notes for general corporate purposes consistent with our normal financing activity. The debt covenants on our existing credit facility have been amended in order to accommodate our planned additional borrowing.

The acquisition transaction has been approved by the boards of directors of both companies and is subject to customary closing conditions, including the tender of at least a majority of outstanding shares of Receptos common stock in the tender offer and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is anticipated to close in 2015. For more information related to our proposed acquisition of Receptos and our planned debt issuance, see Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2015, we held approximately $6.652 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $6.652 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of June 30, 2015 and December 31, 2014 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: From April 2009 through June 2015, our Board of Directors approved purchases of up to $17.500 billion of our common stock. During the three-month period ended June 30, 2015 we used $984.7 million for purchases of our common stock, measured on a settlement date basis. As of June 30, 2015, we had a remaining purchase authorization of $5.112 billion.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $54.5 million decrease in cash, cash equivalents and marketable securities available for sale at June 30, 2015 compared to December 31, 2014 was primarily due to $1.997 billion of payments under our share repurchase program, $115 million of net purchases of equity investments and $95.0 million of capital expenditures, partially offset by $1.141 billion of net cash from operations, $761.2 million net proceeds of Commercial Paper and $278.4 million of net proceeds and tax benefits from share-based compensation arrangements.

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

Accounts Receivable, Net: Accounts receivable, net increased by $106.7 million to $1.273 billion at June 30, 2015 compared to December 31, 2014 primarily due to increased sales of REVLIMID®, POMALYST®/IMNOVID®, and OTEZLA®. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $217.5 million at June 30, 2015 compared to $241.8 million at December 31, 2014. Approximately $38.4 million of the $217.5 million receivable balance at June 30, 2015 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

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

Inventory: Inventory balances increased by $21.2 million to $414.3 million at June 30, 2015 compared to December 31, 2014. The increase was primarily due to increased demand and an initiative to increase ABRAXANE® safety stock globally.

Other Current Assets: Other current assets increased by $98.0 million to $692.4 million at June 30, 2015 compared to December 31, 2014 primarily due to an $83.8 million increase in the fair value of derivative instruments and a $9.8 million increase in prepaid taxes and other prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. The maximum aggregate amount available under the Program is currently $1.750 billion. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of June 30, 2015, $860.6 million of Commercial Paper was outstanding bearing an effective interest rate of 0.5%.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.750 billion which was increased from $1.500 billion in April 2015. In April 2015, the term of the Credit Facility was also extended from April 18, 2018 to April 17, 2020. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $2.000 billion. Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At June 30, 2015, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2015. In July 2015, the debt covenants on our existing credit facility have been amended in order to accommodate planned additional borrowing. For more information related to our proposed acquisition of Receptos and our planned debt issuance, see Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased by $62.3 million to $1.527 billion at June 30, 2015 compared to December 31, 2014. The increase was primarily due to increases of $36.5 million for accrued share repurchases, $58.6 million for sales adjustment accruals, $6.8 million for contingent consideration, and $34.3 million for professional fee related accrued expenses and accounts payable. The increases were partly offset by a decrease of $58.9 million for compensation related accrued expenses and a net decrease of $11.5 million related to accrued collaboration agreement related amounts.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $32.2 million to $317.8 million at June 30, 2015 compared to December 31, 2014, primarily from the current provision for income taxes of $475.4 million and net deferred intercompany credits of $8.7 million, partially offset by income tax payments of $247.2 million, a tax benefit of stock options of $174.5 million, and a decrease in refundable income taxes of $30.0 million.

Analysis of Cash Flows
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2015 and 2014 were as follows (in millions):

	Six-Month Periods Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$1,140.9	$1,072.8	$68.1
Net cash provided by (used in) investing activities	$239.7	$(1,205.9)	$1,445.6
Net cash provided by (used in) financing activities	$(951.3)	$110.0	$(1,061.3)

Operating Activities: Net cash provided by operating activities increased by $68.1 million to $1,140.9 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of $197.6 million in 2015 compared to 2014, partially offset by $30.0 million related to changes in current assets and liabilities, excluding the effect of acquisitions.

Investing Activities: Net cash provided by investing activities for the six-month period ended June 30, 2015 amounted to $239.7 million compared to net cash used in investing activity of $1,205.9 million for the six-month period ended June 30, 2014. The increase in net cash provided by investing activities was primarily due to the net proceeds of $452.7 million from net sales of marketable securities available for sale during 2015 compared with $412.3 million of net purchases of marketable securities available for sale during 2014. In addition, $710.0 million was used for the acquisition of Nogra in 2014.

Financing Activities: Net cash used in financing activities amounted to $951.3 million for the six-month period ended June 30, 2015, compared to net cash provided by financing activities of $110.0 million for the six-month period ended June 30, 2014. The $1,061.3 million increase in net cash used in financing activities in the six-month period ended June 30, 2015 was primarily attributable to the $2,470.6 million decrease in proceeds from issuance of long-term debt partially offset by the $1,113.8 million increase in net proceeds from short-term borrowings and a $184.9 million decrease in cash used for purchases of common stock.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2014 aside from those disclosed in Note 3, Note 14, and Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2015, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain derivative contracts.

Marketable Securities Available for Sale: At June 30, 2015, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities,

non-U.S. government, agency and supranational securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of June 30, 2015, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$311.4	$1,412.9	$126.0	$1,850.3
Fair value	$313.8	$1,429.9	$131.3	$1,875.0
Weighted average interest rate	0.8%	1.3%	2.1%	1.3%

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at June 30, 2015 and December 31, 2014 includes:

	June 30, 2015	December 31, 2014
Commercial paper	$860.6	$99.6
2.450% senior notes due 2015	502.3	506.3
Total	$1,362.9	$605.9

Long-Term Debt: We have issued an aggregate $6.250 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of June 30, 2015 are summarized below (in millions):

	Principal Amount	Carrying Value
1.900% senior notes due 2017	$500.0	$502.1
2.300% senior notes due 2018	400.0	402.2
2.250% senior notes due 2019	500.0	505.3
3.950% senior notes due 2020	500.0	504.6
3.250% senior notes due 2022	1,000.0	1,003.2
4.000% senior notes due 2023	700.0	698.4
3.625% senior notes due 2024	1,000.0	997.5
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.7
4.625% senior notes due 2044	1,000.0	996.5
Total long-term debt	$6,250.0	$6,256.1

At June 30, 2015, the fair value of our senior notes outstanding was $6.825 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2015 and December 31, 2014 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transaction affects earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2015 and December 31, 2014:

	Notional Amount
Foreign Currency	June 30, 2015	December 31, 2014
Australian Dollar	$62.6	$18.8
British Pound	387.6	304.8
Canadian Dollar	131.2	43.7
Euro	3,365.1	3,375.7
Japanese Yen	475.2	541.1
Total	$4,421.7	$4,284.1

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2015, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2015 and December 31, 2014 were $847.8 million and $835.5 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2015 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $522.4 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at June 30, 2015 and December 31, 2014:

	Notional Amount[1]
	June 30, 2015	December 31, 2014
Foreign currency option contracts designated as hedging activity:
Purchased Put	$331.6	$152.6
Written Call	$353.9	$160.9
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

Assuming that the June 30, 2015 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $26.5 million if the US Dollar were to strengthen and decrease by approximately $26.0 million if the US Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

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

Forward Starting Interest Rate Swaps and Treasury Rate Locks: We have entered into forward starting swaps, that were designated as cash flow hedges, with an aggregate notional value of $1,300.0 million and effective dates in November 2015, with $800.0 million maturing in 10 years and $500.0 million maturing in 30 years to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During July 2015, we also entered into treasury rate locks with effective dates in August 2015 and maturing in five, ten and thirty years.

In anticipation of issuing debt in 2014, we had entered into forward starting swaps that were designated as cash flow hedges. In April 2014 we accelerated our planned debt issuance date, which resulted in hedge ineffectiveness in the forward starting swaps and a $3.6 million charge to other income (expense), net due to differences between the effective date of the swaps and the accelerated debt issuance date.

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at June 30, 2015 would have increased the fair value of our contracts by $148.6 million. A one percentage point decrease at June 30, 2015 would have decreased the aggregate fair value of our contracts by $180.8 million.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2014 and 2015. The settlement of swap contracts resulted in the receipt of net proceeds of $3.4 million and $12.4 million during the six-month periods ended June 30, 2015 and 2014, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2015 and December 31, 2014 (in millions):

	Notional Amount
	June 30, 2015	December 31, 2014
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	750.0
4.000% senior notes due 2023	700.0	150.0
3.625% senior notes due 2024	150.0	—
Total	$3,650.0	$2,700.0

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at June 30, 2015 would have reduced the aggregate fair value of our net payable by $291.7 million. A one percentage point decrease at June 30, 2015 would have increased the aggregate fair value of our net payable by $352.3 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our intellectual property rights may be affected in ways that are difficult to anticipate at this time under the provisions of the America Invents Act enacted in 2011. This law represents a significant change to the US patent system. Uncertainty exists in the application and interpretation of various aspects of the America Invents Act. For example, new post grant review procedures have been implemented that potentially represent a significant threat to any company’s patent portfolio. Any member of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. Once instituted, the USPTO may find grounds to revoke the challenged patent. For example, on April 23, 2015, we were informed that a party filed an Inter Partes Review (IPR) challenging the validity of Celgene’s patent US 6,045,501 and US 6,315,720. In addition, on May 7, 2015 another IPR was filed against Celgene’s patent  US 5,635,517. We cannot predict whether any other Celgene patents will ever become the subject of a post grant review. A procedure similar to the IPR has existed in Europe for many years. Celgene has occasionally defended its European patents in such proceedings. For example the validity of Celgene’s patent EP 1 667 682 is currently the subject of an opposition proceeding before the EPO. If a significant product patent is successfully challenged in a post grant review proceeding it may be revoked, which would have a serious negative impact on our ability  to maintain exclusivity in the market place for our commercial products affected by such revocation.

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

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Hematology and Oncology: AbbVie, Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Novartis, Roche/Genentech, Sanofi and Takeda.

•	Inflammation and Immunology: AbbVie, Amgen, Biogen, Eisai, Eli Lilly, Johnson & Johnson, Merck, Pfizer, Novartis and UCB S.A.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through June 2015, our Board of Directors approved purchases of up to $17.500 billion of our common stock. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended June 30, 2015, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	2,250,456	$114.90	2,250,456	$1,755,270,793
May 1 - May 31	2,685,104	$113.33	2,685,104	$1,450,965,687
June 1 - June 30	2,984,996	$113.47	2,984,996	$5,112,255,454
Total	7,920,556	$113.83	7,920,556

During the three-month period ended June 30, 2015, we purchased 7.9 million shares of common stock under the share repurchase program at a cost of $901.6 million, excluding commissions. As of June 30, 2015, we had a remaining purchase authorization of $5.112 billion.

During the period covered by this report, we did not sell any of our securities that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of July 14, 2015, among Celgene Corporation, Strix Corporation and Receptos, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

10.27*	Letter agreement with Scott A. Smith.

10.5*	Celgene Corporation 2008 Stock Incentive Plan, as amended and restated as of April 15, 2015.

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	July 28, 2015	By:	/s/ Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)