Form 10-K
period 2015-12-31
CELGENE CORP /DE/
filed 2016-02-11
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second quarter, was $91,555,862,650 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.
There were 781,664,535 shares of Common Stock outstanding as of February 5, 2016.
Documents Incorporated by Reference
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    BUSINESS

Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through next-generation solutions in protein homeostasis, immuno-oncology, epigenetics, immunology and neuro-inflammation. Celgene Corporation was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE®, OTEZLA®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the United States), and ISTODAX®. In addition, we earn revenue through licensing arrangements.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, oncology, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and the European Union (EU) for indications in multiple myeloma based on phase II and phase III trial results, respectively, and an additional phase III trial is underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and expanded indications in psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have phase III trials underway for ozanimod in ulcerative colitis (UC) and relapsing multiple sclerosis (RMS) and for GED-0301 in Crohn’s disease. In hematology, phase III trials are underway for CC-486 in MDS and acute myeloid leukemia (AML), for AG-221 in AML, and for luspatercept in MDS.

On August 27, 2015, we acquired all of the outstanding common stock of Receptos, Inc. (Receptos) which resulted in Receptos becoming our wholly-owned subsidiary. Receptos' lead drug candidate, ozanimod, is a small molecule that modulates sphingosine 1-phosphate 1 and 5 receptors and it is in development for immune-inflammatory indications, including inflammatory bowel disease and RMS.

The acquisition of Receptos also included other pipeline and pre-clinical stage compounds. In clinical trial results, ozanimod demonstrated several areas of potential advantage over existing oral therapies for the treatment of UC and RMS, including its cardiac, hepatotoxicity and lymphocyte recovery profile. The phase III TRUE NORTH trial in UC is currently underway with data expected in 2018. The phase III RADIANCE and SUNBEAM RMS trials are ongoing and data are expected in the first half of 2017. See Note 2 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information related to our acquisition of Receptos.

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

REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the treatment of patients with the following indications:

Disease	Geographic Approvals
Multiple myeloma (MM)
Multiple myeloma in combination with dexamethasone, in patients who have received at least one prior therapy	- United States - European Union - Japan - Other international markets
Multiple myeloma in combination with dexamethasone for newly diagnosed patients	- United States (Approved February 2015) - Japan (Approved December 2015)
Adult patients with previously untreated multiple myeloma who are not eligible for transplant	- European Union (Approved February 2015)
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	- United States - Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	- European Union
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID® for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	- Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib	- United States

In January 2016, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for treatment with REVLIMID® in adult patients with relapsed or refractory mantle cell lymphoma.

ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension): ABRAXANE® is a solvent-free chemotherapy product which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. ABRAXANE® is approved for the treatment of patients with the following indications:

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

POMALYST®/IMNOVID®-(pomalidomide)1: POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® is approved for the treatment of patients with the following indications:

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
1 We received regulatory approval for pomalidomide under the trade name POMALYST® in the United States and Japan and under the trade name IMNOVID® in the European Union.

OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. OTEZLA® is approved for the treatment of patients with the following indications:

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

VIDAZA® (azacitidine for injection): VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA®. In 2013, we contracted with Sandoz AG (Sandoz) to sell a generic version of VIDAZA® in the United States, which we supply, and we recognize net product sales from our sales to Sandoz. Regulatory exclusivity for VIDAZA® is expected to continue in Europe through 2019. VIDAZA® is marketed in the United States and many international markets for the treatment of patients with the following indications:

Disease	Geographic Approvals
Myelodysplastic syndromes (MDS)
All French-American-British (FAB) subtypes	- United States
Intermediate-2 and high-risk MDS	- European Union - Other international markets
MDS	- Japan
Chronic myelomonocytic leukemia with 10% to 29% marrow blasts without myeloproliferative disorder	- European Union - Other international markets
Acute myeloid leukemia (AML) with 20% to 30% blasts and multi-lineage dysplasia	- European Union - Other international markets
Acute myeloid leukemia with >30% bone marrow blasts according to the WHO classification in patients aged 65 years or older who are not eligible for haematopoietic stem cell transplantation.	- European Union (Approved October 2015)

THALOMID® (thalidomide): THALOMID®, sold as THALOMID® or Thalidomide CelgeneTM outside of the United States, is administered orally for the treatment of patients with the following indications:

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
ISTODAX® (romidepsin): ISTODAX® is administered by intravenous infusion for the treatment of patients with the diseases as indicated below and has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, including CTCL and PTCL.

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

Immune-Inflammatory Diseases:  OTEZLA® (apremilast) a novel PDE4 inhibitor, is being studied in clinical trials in ankylosing spondylitis, Behçet's disease, atopic dermatitis, and ulcerative colitis, and is approved in psoriasis and psoriatic arthritis.
Differentiated oral therapies are advancing through mid to late stage trials in inflammatory diseases, including GED-0301, a potential first-in-class smad7 anti-sense treatment, with a phase III program in Crohn’s Disease (CD) underway, and a phase II trial in UC initiated. In addition, ozanimod is a potential best-in-class S1P receptor modulator, with a phase III trial in UC underway, and a phase II trial in CD initiated.

Other oral therapies include, for rheumatology, OTEZLA®, CC-220, and CC-292; for Dermatology, OTEZLA®; and for neuro-inflammation and MS, ozanimod and ABX-1431.

Sotatercept (ACE-011) and luspatercept (ACE-536): We have collaborated with Acceleron Pharma, Inc. (Acceleron) to develop sotatercept and luspatercept. A phase II trial is in progress to evaluate the use of sotatercept in the treatment of patients with chronic kidney disease and phase III and phase II trials, respectively are evaluating luspatercept in the treatment of patients with beta-thalassemia and MDS.

Epigenetics: The current insights into molecular regulation of genetic information (Epigenetics) has the potential to transform human diseases. We currently market two epigenetic modifiers, VIDAZA® and ISTODAX®. We have two phase III trials of CC-486 currently enrolling to evaluate CC-486 in the treatment of MDS and AML and two on-going phase II trials of CC-486 in solid tumors. We acquired the IDH2 inhibitor (AG-221/CC-90007) from Agios Pharmaceuticals, Inc. (Agios) and are currently evaluating its activity in a phase III trial in AML. We are also evaluating AG-120 (IDH1 inhibitor) and AG-881 (IDH1 and IDH2 inhibitor) in AML and solid tumors, in partnership with Agios.

Protein Homeostasis: CC-122 (a PPMTM Pleiotropic Pathway Modifier) and CC-220 represent novel compounds that are in phase I and phase II clinical trials, both as single agents and in combination, for hematological and solid tumor cancers and inflammation and immunology diseases. They have been differentiated from previous compounds (such as thalidomide, lenalidomide and pomalidomide) and have been developed based on our scientific understanding of Cereblon-mediated protein homeostasis.
Immuno-Oncology: The strategic collaboration with Astra Zeneca/Medimmune has provided us with the opportunity to evaluate durvalumab, an anti-PDL-1 antibody, in hematological cancers in combination with REVLIMID®, POMALYST®, VIDAZA® and CC-486. Additional collaborations with Juno Therapeutics, Inc. and bluebird bio, Inc. allow us to explore the potential of engineered CAR T-cell therapies in highly refractory hematological cancer patients. Our anti-CD47 antibody targeting macrophage activity, CC-90002, is currently in phase I trials, being evaluated for the treatment of solid tumor cancers, MM and AML. CC-90003, a covalent ERK inhibitor, is currently in a phase I trial targeting BRAF and RAS-mutated solid tumors.

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
Our placental-derived, culture-expanded cellular therapy, PDA-002 (IM/SC injectable formulation), is in a phase II trial in patients with diabetic foot ulcers with and without peripheral artery disease and in a phase II trial for diabetic peripheral neuropathy. Our umbilical cord blood-derived, Natural Killer cell product PNK-007 is nearing phase I trials for the treatment of hematological malignancies, as an allogeneic cell therapy. We also continue research to define the potential of placental-derived stem cells and to characterize other placental-derived products and other cell therapies.

PRODUCT DEVELOPMENT

We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to $3.697 billion in 2015, $2.431 billion in 2014, and $2.226 billion in 2013. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval ordinarily includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-marketing events or developments. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the U.S. Food and Drug Administration (FDA) approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which will obtain approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

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

Phase III Clinical Trials
Phase III clinical trials are typically controlled multi-center trials that involve a larger target patient population that normally consists of several hundred to several thousand subjects to ensure that study results are statistically significant. During phase III clinical trials, physicians monitor subjects to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate the clinical data necessary to submit an application for marketing approval to regulatory agencies. Phase III clinical trial testing varies by disease state, but can often last from two to seven years.

Regulatory Review
If a product candidate successfully completes clinical trials and trial data is submitted to governmental regulators, such as the FDA in the United States or the European Commission (EC) in the European Union, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the regulatory agency to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or treatment indications will be consistent across geographic areas.

The current stage of development of our commercial stage products and new drug candidates in various areas of research are outlined in the following table:

Area of Research		Status	Entered Current Status
Multiple Myeloma (MM)
REVLIMID®	Relapsed/refractory	Post-approval research[1]	2006
	Newly diagnosed	Post-approval research[1]	Q1 2015
	Maintenance	Phase III	2004
POMALYST®/IMNOVID®	Relapsed/refractory	Post-approval research[1]	2013
THALOMID®/Thalidomide CelgeneTM	Newly diagnosed	Post-approval research[1]	2006
PD-L1 Inhibitor: durvalumab[2]	MM	Phase I	Q4 2015
Anti-CD47 Antibody: CC-90002	MM	Phase I	Q1 2015
PPMTM Pleiotropic Pathway Modifier: CC122	MM	Phase I	Q4 2015

Myelodysplastic Syndromes (MDS)
VIDAZA®	.	Post-approval research[1]	2004
REVLIMID®	Deletion 5q	Post-approval research[1]	2005
	Non-deletion 5q	Phase III	2010
CC-486	Lower-risk	Phase III	2013
	Post hypomethylating agent (HMA) failure	Phase II	Q3 2015

luspatercept (ACE-536)[3]	MDS	Phase II	2013
PD-L1 Inhibitor: durvalumab[2]	MDS	Phase II	Q2 2015
Area of Research		Status	Entered Current Status
Acute Myeloid Leukemia (AML)
VIDAZA®	AML (20%-30% blasts) (EU)	Post-approval research[1]	2008
	AML (>30% blasts) (EU)	Approved	Q4 2015
CC-486	Post-induction AML maintenance	Phase III	2013
IDH2 Inhibitor: AG-221 (CC-90007)[4]	AML	Phase III	Q1 2016
IDH1 Inhibitor: AG-120[4]	AML	Phase II	Q2 2015
DOT 1L Inhibitor: EPZ-5676[5]	AML	Phase I	2012
PAN-IDH Inhibitor: AG-881[4]	AML	Phase I	Q3 2015
PD-L1 Inhibitor: durvalumab[2]	AML	Phase II	Q4 2015

Lymphoma
REVLIMID®	Mantle cell lymphoma: Relapsed/refractory (US)	Post-approval research[1]	2013
	Mantle cell lymphoma: Relapsed/refractory (EU)	Regulatory filing and approval	2014
	Diffuse large B-cell: Maintenance	Phase III	2009
	Diffuse large B-cell (ABC-subtype): First line	Phase III	Q1 2015
	Relapsed/refractory indolent lymphoma	Phase III	2013
	Follicular lymphoma: First-line	Phase III	2011
	Adult T-cell leukemia-lymphoma (Japan)	Phase II	2012
ISTODAX®	Cutaneous T-cell lymphoma (US)[6]	Post-approval research[1]	2009
	Peripheral T-cell lymphoma: Relapsed/refractory (US)[6]	Post-approval research[1]	2011
	Peripheral T-cell lymphoma: Relapsed/refractory (Japan)	Phase II	2013
	Peripheral T-cell lymphoma: First-line	Phase III	2013
PPMTM Pleiotropic Pathway Modifier: CC-122	Diffuse large B-cell lymphoma	Phase Ib	2014
	Relapsed/refractory indolent lymphoma	Phase I	2014
CC-486	Lymphoma	Phase I	Q3 2015
PD-L1 Inhibitor: durvalumab[2]	Lymphoma	Phase I	Q1 2016
Anti-CD47 Antibody: CC-90002	Lymphoma	Phase I	Q1 2016

Chronic Lymphocytic Leukemia (CLL)
REVLIMID®	Maintenance: Second-line	Phase III	2009
PPMTM Pleiotropic Pathway Modifier: CC-122	CLL	Phase I	Q1 2015
PD-L1 Inhibitor: durvalumab[2]	CLL	Phase I	Q4 2015

Beta Thalassemia
luspatercept (ACE-536)[3]	Beta-thalassemia	Phase III	Q4 2015

Area of Research		Status	Entered Current Status
Solid Tumors
ABRAXANE®	Breast: Metastatic	Post-approval research[1]	2005
	Breast: Metastatic (first-line, triple negative)	Phase II/III	2013
	Non-small cell lung: Advanced (first-line)	Post-approval research[1]	2012
	Pancreatic: Advanced (first-line)	Post-approval research[1]	2013
	Pancreatic: Adjuvant	Phase III	2014
	Gastric: Metastatic (Japan)[7]	Regulatory filing and approval	2013
CC-486	Breast: Metastatic	Phase II	Q1 2015
	Non-small cell lung: Advanced	Phase II	Q3 2015
IDH1 Inhibitor: AG-120[4]	Solid tumors	Phase I	Q1 2016
IDH2 Inhibitor: AG-221 (CC-90007)[4]	Solid tumors	Phase I	Q4 2015
PPMTM Pleiotropic Pathway Modifier: CC-122	Glioblastoma multiforme	Phase I	2013
	Hepatocellular carcinoma	Phase I	Q1 2015
ERK Inhibitor: CC-90003	Solid tumors	Phase I	Q1 2015
Anti-CD47 Antibody: CC-90002	Solid tumors	Phase I	Q1 2015
PAN-IDH Inhibitor: AG-881[4]	Solid tumors	Phase I	Q3 2015

Anti-Inflammatory
OTEZLA® (apremilast)	Psoriatic arthritis	Post-approval research[1]	2014
	Psoriasis	Post-approval research[1]	2014
	Psoriasis (Japan)	Phase III	2013
	Ankylosing spondylitis	Phase III	2012
	Behçet's disease	Phase III	2014
	Atopic dermatitis	Phase II	2014
	Ulcerative colitis	Phase II	2014
GED-0301	Crohn's disease	Phase III	Q3 2015
	Ulcerative colitis	Phase II	Q3 2015
ozanimod	Relapsing multiple sclerosis	Phase III	2013
	Ulcerative colitis	Phase III	Q3 2015
	Crohn's disease	Phase II	Q4 2015
RPC-4046[8]	Eosinophilic esophagitis	Phase II	2014
sotatercept (ACE-011)[3]	Chronic kidney disease	Phase II	2013
CC-220	Systemic lupus erythematosus (SLE)	Phase II	2014
CC-90001	Fibrosis	Phase I	2014

Area of Research		Status	Entered Current Status
Cellular Therapies
PDA-002	Peripheral artery disease/Diabetic foot ulcers	Phase II	2014
1 Includes Celgene-sponsored and Celgene-supported studies.
2 In collaboration with MedImmune Limited, a wholly owned subsidiary of AstraZeneca PLC.
3 In collaboration with Acceleron Pharma, Inc.
4 In collaboration with Agios Pharmaceuticals, Inc.
5 In collaboration with Epizyme, Inc.
6 Regulatory approval based on pivotal phase II data.
7 Trial conducted by licensee partner, Taiho Pharmaceuticals Co. Ltd.
8 Under co-development option with AbbVie, Inc.

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

	U.S.[1]	Europe
REVLIMID® brand drug	2027[2]	2024[3]
(U.S. and European use patents)
THALOMID® brand drug	2023	2019
(U.S. formulation/ European use patents)
VIDAZA® brand drug	2011[4]	2019
(U.S. use patent and EMA regulatory exclusivities only)
ABRAXANE® brand drug	2026	2022
(U.S. use patent and European use/formulation patents)
ISTODAX® brand drug	2021[5]	[6]
(U.S. drug substance patents)
POMALYST®/IMNOVID® brand drug	2024[7]	2023[8]
(U.S. drug substance/use patent)
FOCALIN® brand drug	2015	N/A
(U.S. use patents)
FOCALIN XR® brand drug	2015	2018
(U.S. use patent/European formulation patent)
(European Patent Office (EPO) drug product patent)
OTEZLA® brand drug	2024[9]	2028[3]
(U.S./European drug substance patent)
_____________________

[1]
The patents covering these drugs include patents listed in the U.S. Orange Book. The date provided reflects the last-to-expire key patent as listed in the U.S. Orange Book, which may not be the last date on which all relevant patents (e.g., polymorph and manufacturing patents) expire.

[2]
In December 2015, we announced the settlement of litigations with Natco Pharma Ltd. and its partners and affiliates, relating to certain patents for REVLIMID®. As part of the settlement, we agreed to provide Natco with a license to Celgene’s patents required to manufacture and sell an unlimited quantity of generic lenalidomide in the U.S. beginning on January 31, 2026. In addition, Natco will receive a volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022, which is expected to be a mid-single-digit percentage of the total lenalidomide capsules dispensed in the U.S. during the first year of entry. The volume limitation is expected to increase gradually each twelve months until March 2025, and is not expected to exceed one-third of the total lenalidomide capsules dispensed in the U.S. in the final year of the volume-limited license. Natco’s ability to market generic lenalidomide in the U.S. will be contingent on its obtaining approval of an Abbreviated New Drug Application. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information.

[3]	Subject of ongoing EPO opposition proceedings. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information.

[4]	We contracted with Sandoz to sell azacitidine for injection, which they launched after the introduction of a generic version of VIDAZA® in the United States by a competitor in September 2013.

[5]	See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information relating to the settlement of certain patent claims.

[6]	Based on ten years of regulatory exclusivity upon approval of an application for an orphan indication.

[7]	Application for Patent Term Extension pending, receipt of which would extend exclusivity through 2025.

[8]	Based on ten years regulatory exclusivity. A patent application is pending, receipt of which would likely extend exclusivity beyond 2023.

[9]	Application for Patent Term Extension pending, receipt of which would extend exclusivity through 2028.

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

Patent term extensions have been granted in other markets for certain of our patents related to REVLIMID®. Patent term extensions for certain of our patents related to lenalidomide have been granted in Europe, Australia, Korea, Japan and Russia. Further, patent term extensions for certain of our patents related to ABRAXANE® have been secured and/or are actively being sought in Europe, Australia, Japan, Russia and Korea. We are also considering alternative exclusivity strategies, mostly through international treaties, in a variety of countries throughout Latin America.

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

As of December 31, 2015, we owned or had exclusively licensed 644 issued U.S. patents and 596 additional pending U.S. patent applications. We have a policy to seek broad global patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

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

The FDA may grant “fast track” status to products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need. Fast track is a process designed to facilitate the development and expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product's development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval if relevant criteria are met, and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

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

The FDA may grant “priority review” status to products that, if approved, would provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Priority review is intended to reduce the time it takes for the FDA to review an NDA or BLA, with the goal to take action on the application within six months, compared to ten months for a standard review.

Orphan Drug Act: Under the United States Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” A “rare disease or condition” is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States unless the sponsor cannot assure the availability of sufficient quantities to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs' development. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act.

Review and Approval Outside of the United States:  Approval procedures must be undertaken in virtually every other country comprising the market for our products. The approval procedure and the time required for approval vary from country to country and may involve additional testing. In certain countries such as the EU countries, Switzerland, Canada and Australia, regulatory requirements and approval processes are similar to those in the United States, where approval decisions by regulators are based on the regulators’ review of the results of clinical trials performed for specific indications. Other countries may have a less comprehensive review process in terms of data requirements and may rely on prior marketing approval from a foreign regulatory authority in other countries such as the United States or the EU.

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

Other Regulations: We are also subject to various federal and state laws, as well as foreign laws, pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. False claims laws generally prohibit knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities related to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

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

Additionally, the U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments or providing anything of value to any foreign government official, government staff member, political party or political candidate, with corrupt intent for the purpose of obtaining or retaining an improper business advantage. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and regulations to which our activities are subject.

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

MANUFACTURING

We own and operate a manufacturing facility in Zofingen, Switzerland which produces the active pharmaceutical ingredient (API) for REVLIMID® and THALOMID® and have contracted with third-party contract manufacturers to provide backup API manufacturing services for these products. Manufacturing services for REVLIMID® and THALOMID®, which consist of formulation, encapsulation, packaging, warehousing and distribution, are performed at our drug product manufacturing facility in Boudry, Switzerland. We have contracted with a number of third-party drug product manufacturing service providers and packaging service providers to provide backup manufacturing and packaging services. All of our facilities are approved by the regulatory authorities for the geographies that they serve and we require that our contract manufacturers and other third-party service providers are similarly approved.

The API for ABRAXANE® is generally available from two sources and is normally available in quantities adequate to meet our needs. Manufacturing services for ABRAXANE® are performed at our manufacturing facility in Arizona and by a third party contract manufacturing facility.

The API for POMALYST®/IMNOVID® is supplied from two sources with primary manufacturing services being performed at our Boudry, Switzerland manufacturing facility. We have contracted with a number of third-party drug product manufacturing service providers and packaging service providers to provide backup manufacturing and packaging services for this product.

The API for VIDAZA® and azacitidine for injection (generic version of VIDAZA®) is supplied by two suppliers. Manufacturing and packaging services are provided by a number of third-party service providers.

The API for OTEZLA® is supplied by two suppliers with primary API production being performed at our Zofingen, Switzerland facility. Manufacturing services are performed at our Boudry, Switzerland facility and at a contract manufacturing site. Packaging services are provided by a number of third-party service providers.

The API for ISTODAX® and manufacturing services are supplied by a single-source. Packaging services are provided by a number of third-party service providers.

Our Warren, New Jersey facility is FDA registered for production of PDA-002, which is a culture-expanded placenta-derived stem cell product, under cGMP to supply clinical studies. This is a multi-purpose facility capable of supporting other products.

Failure to comply with applicable regulatory agency requirements can result in enforcement actions, such as license revocation or suspension; orders for retention, recall, seizure or destruction of product; cessation of manufacturing; injunctions; inspection warrants; search warrants; civil penalties; restitution; and criminal prosecution.

INTERNATIONAL OPERATIONS

We have significant operations outside the United States conducted both through our subsidiaries and through distributors. For a geographic breakdown of total revenues see Note 19 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K and for further discussion of our total revenues by geographic area see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Our international headquarters and a drug product manufacturing facility which performs formulation, encapsulation, packaging, warehousing and distribution are located in Boudry, Switzerland.

Our international operations are subject to risks associated with operating on an international basis, including currency fluctuations, price and exchange controls and other restrictive governmental actions. Our international operations are also subject to government-imposed constraints, including laws on pricing, reimbursement and patient access to our products. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have, we attempt to mitigate their impact through operational means and by using foreign currency derivative instruments. For more information, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

SALES AND COMMERCIALIZATION

We promote our brands globally through our hematology, oncology, and inflammation and immunology commercial organizations which support our currently marketed brands and prepare for the launches of new products, as well as new indications for existing products. For OTEZLA®, we also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print and television advertising. We have a team of dedicated market access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support® or similar outside services to serve as a dedicated, central point of contact for patients and healthcare professionals who use or prescribe our products. Celgene Patient Support® is a free service that helps patients and healthcare professionals navigate the challenges of reimbursement, providing information about co-pay assistance and answering questions about obtaining our products.

In most countries, we promote our products through our own sales organizations. In some countries, particularly in Latin America, we partner with third-party distributors. Generally, we distribute our products through commonly used channels in local markets. However, REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide CelgeneTM are distributed under mandatory risk-management distribution programs (such as REMS) tailored to meet local authorities' specifications to provide for their safe and appropriate distribution and use.

EMPLOYEES

As of December 31, 2015, we had 6,971 full-time employees, of whom 2,482 were engaged primarily in research and development activities, 2,442 were engaged primarily in sales and commercialization activities, 665 were engaged primarily in manufacturing, and the remaining 1,382 were engaged primarily in management and general and administrative activities. The number of full-time employees in our international operations has grown from 2,292 at the end of 2014 to 2,869 at the end of 2015. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.

SEASONALITY

Our worldwide product sales do not reflect any significant degree of seasonality in end-user demand. Several other factors, including government rebates, distributor buying patterns and government tender timing impact the dollar value of product sales recorded in any particular quarter. In the United States, manufacturers of pharmaceutical products are responsible for 50 percent of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. We fulfill this obligation by providing rebates to the government, resulting in a reduction in the dollar value of U.S. net product sales in the quarter in which the rebates are provided. Historically, these rebates are higher during the first quarter primarily due to the larger volume of patient deductibles at the beginning of a calendar year. In addition, in the U.S., the timing of net product sales may be affected by fluctuations in wholesaler inventory levels. Outside of the U.S., the timing of governmental tenders for product may also impact net product sales in a particular quarter.

AVAILABLE INFORMATION

Our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website or any other website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) added Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires, among other things, disclosure by an issuer, in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly conducted, without specific authority from a U.S. federal department or agency, any transaction or dealing with the Government of Iran, which includes, without limitation, any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its political subdivisions, agencies or instrumentalities. Neither Celgene nor, to its knowledge, any of its affiliates engaged in activities during 2015 that are required to be disclosed pursuant to ITRSHRA.

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this Annual Report on Form 10-K and in our other public reports filed with the SEC. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Item 1A. Risk Factors

The following describes major risks to our business and should be considered carefully. Any of these factors could significantly and negatively affect our business, prospects, financial condition, operating results or credit ratings, which could cause the trading prices of our equity securities to decline. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect us.

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

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operation in the period in which we incur those gains or losses. Although we utilize foreign currency forward contracts and occasionally foreign currency put and call options to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuation among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency and other hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge arrangement. For more information, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

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

If unexpected adverse events are reported in connection with the use of any of these products, physician and patient acceptance of the product could deteriorate and the commercial success of such product could be adversely affected. We are required to report to the FDA or similar bodies in other countries events associated with our products relating to death or serious injury. Adverse events could result in additional regulatory controls, such as the imposition of costly post-approval clinical studies or revisions to our approved labeling which could limit the indications or patient population for a product or could even lead to the withdrawal of a product from the market. THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities. REVLIMID® and POMALYST®/IMNOVID® are also considered toxic to the human fetus and their respective labels contain warnings against use which could result in embryo-fetal exposure. While we have restricted distribution systems for THALOMID®, REVLIMID®, and POMALYST®/IMNOVID®, and endeavor to educate patients regarding the potential known adverse events, including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not occur.

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

•	Changes in regulatory agency policy or the adoption of new regulations or legislation could impose restrictions on the sale or marketing of our approved products.
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

The influence of HCMOs has increased in recent years due to the growing number of patients receiving coverage through a few large HCMOs as a result of industry consolidation. One objective of HCMOs is to contain and, where possible, reduce healthcare expenditures. HCMOs typically use formularies (lists of approved medicines available to members of a particular HCMO), clinical protocols, volume purchasing, long-term contracts and other methods to negotiate prices with pharmaceutical providers. Due to their lower cost generally, generic medicines are typically placed in preferred tiers of HCMO formularies. Additionally, many formularies include alternative and competitive products for treatment of particular medical problems. Exclusion of our products from a formulary or HCMO-implemented restrictions on the use of our products can significantly impact drug usage in the HCMO patient population, and consequently our revenues.

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

In the U.S. there have been and may continue to be a number of legislative and regulatory proposals and enactments related to drug pricing and reimbursement that could impact our profitability. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010, and are referred to collectively as the Healthcare Reform Acts. Although these reforms have significantly impacted the pharmaceutical industry, the full effects of these provisions will become apparent over time as these laws are implemented and the Centers for Medicare & Medicaid Services (CMS) and other agencies issue applicable regulations or guidance as required by the Healthcare Reform Acts. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the profitability of our products. On January 21, 2016, CMS issued a final rule implementing the Medicaid rebate provisions of the Affordable Care Act.  The majority of the requirements in the rule are effective April 1, 2016. We are currently evaluating the implications of the rule on our business.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties (through, for example, litigation, post grant review in the United States Patent and Trademark Office (USPTO) or European Patent Office (EPO)), a court or patent authority ruling on such challenge will ultimately determine, after all opportunities for appeal have been exhausted, that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents and settlement of certain of these challenges, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected in ways that are difficult to anticipate at this time under the provisions of the America Invents Act enacted in 2011. This law represents a significant change to the US patent system. Uncertainty exists in the application and interpretation of various aspects of the America Invents Act. For example, post grant review procedures have been implemented that potentially represent a significant threat to a company’s patent portfolio. Members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. Once instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. For example, on April 23, 2015, a party filed a petition to institute an Inter Partes Review (IPR) challenging the validity of our patent US 6,045,501 and three petitions challenging patent US 6,315,720. On October 27, 2015, the USPTO granted all four petitions. In addition, on May 7, 2015 another IPR was filed against our compound patent US 5,635,517 for lenalidomide, set to expire in 2019. On November 15, 2015, the USPTO rejected this challenge by denying the institution of the IPR procedure. For more information with respect to the recently instituted IPRs, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. A procedure similar to the IPR has existed in Europe for many years and we have defended our European patents in certain of those proceedings. For example, the validity of our patent EP 1 667 682 is currently the subject of an opposition proceeding before the EPO. We cannot predict whether any other Celgene patents will ever become the subject of a post grant review. If a significant product patent is successfully challenged in a post grant review proceeding it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

On October 2, 2014, the EMA adopted its clinical transparency policy, "Policy on Publication of Clinical Data for Medicinal Products for Human Use" (Clinical Data Policy), which became effective on January 1, 2015. In general, under the Clinical Data Policy, clinical data is not deemed to be commercially confidential data. Therefore, there is a risk that unpublished proprietary information, including trade secrets that are incorporated into a marketing application before the EMA may be made publicly available. It is difficult to predict how any public disclosure of our trade secrets or other confidential and proprietary information made available under the Clinical Data Policy may adversely impact our patent rights and our competitive advantage in the marketplace.

Also, procedures for obtaining patents and the degree of protection against the use of a patented invention by others vary from country to country. There can be no assurance that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to or recognized by the judicial interpretation given to a corresponding patent issued in another country.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales of that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights and settlements of certain challenges, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Hematology and Oncology: AbbVie, Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Merck, Novartis, Roche/Genentech, Sanofi and Takeda.

•	Inflammation and Immunology: AbbVie, Amgen, Biogen, Eisai, Eli Lilly, Johnson & Johnson, Merck, Pfizer, Novartis and UCB S.A.
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
For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

We may face significant challenges in effectively integrating entities and businesses that we acquire and we may not realize the benefits anticipated from such acquisitions. Achieving the anticipated benefits of our acquired businesses, such as the recent acquisition of Receptos, will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of acquired businesses involves a number of risks, including:

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

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur. For more information regarding settlement of certain legal proceedings, see Note 18 to Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the False Claims Act, the Foreign Corrupt Practices Act and other federal and state statutes, including those discussed in this Annual Report on Form 10-K, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers, third-party payers, stockholders and others. There can be no assurance that existing or future proceedings will not result in significant expense, civil payments, fines or other adverse consequences.

Product liability claims could adversely affect our business, results of operations and financial condition.

Product liability claims could result in significant damage awards or settlements. Such claims can also be accompanied by consumer fraud claims or claims by third-party payers seeking reimbursement of the cost of our products. In addition, adverse determinations or settlements of product liability claims may result in suspension or withdrawal of a product marketing authorization or changes to our product labeling, including restrictions on therapeutic indications, inclusion of new contraindications, warnings or precautions, which would have a material adverse effect on sales of such product. We have historically purchased product liability coverage from third-party carriers for a portion of our potential liability. Such insurance has become increasingly difficult and costly to obtain. In this context and in light of the strength of our balance sheet, commencing in the second quarter of 2016, we will self-insure these risks. Product liability claims, regardless of their merits or ultimate outcome, are costly, divert management's attention, may harm our reputation and can impact the demand for our products. There can be no assurance that we will be able to recover under any existing third-party insurance policy or that such coverage will be adequate to fully cover all risks or damage awards or settlements. Additionally, if we are unable to meet our self-insurance obligations for claims that are more than we estimated or reserved for that require substantial expenditures, there could be a material adverse effect on our financial statements and results of operations.

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

New or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results. In addition, the value allocated to certain of our assets could be substantially impaired due to a number of factors beyond our control. Also, if any of our strategic equity investments decline in value, we may be required to write down such investments.

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

A breakdown or breach of our information technology systems and cyber security efforts could subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown and unauthorized intrusion. We could also experience a business interruption, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems that could adversely affect our business and result in financial and reputational harm to us, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

Location	Primary Usage	Approximate Square Feet
Summit, New Jersey	Administration, marketing, research	1,880,000
Boudry, Switzerland	Manufacturing, administration and warehousing	269,000
Phoenix, Arizona	Manufacturing and warehousing	254,000
Zofingen, Switzerland	Manufacturing	8,100
We occupy the following facilities, located in the United States, under operating lease arrangements, none of which are individually material to us. Under these lease arrangements, we may be required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
Berkeley Heights, New Jersey	Office space	347,000
San Diego, California	Research	274,800
Warren, New Jersey	Office space and research	177,600
Basking Ridge, New Jersey	Office space	95,800
San Francisco, California	Office space and research	55,800
Durham, North Carolina	Clinical trial management	36,000
Overland Park, Kansas	Office space	29,600
Seattle, Washington	Research	27,400
Cedar Knolls, New Jersey	Office space and stem cell recovery	25,300
Bedford, Massachusetts	Office space	23,000
Los Angeles, California	Office space	9,800
Washington, D.C.	Office space	3,500
Dallas, Texas	Office space	3,000
Destin, Florida	Office space	1,600

In October 2015, we completed the purchase of real property in Summit, New Jersey that includes 12 buildings. The site has approximately 850,000 square feet of administrative office space and 450,000 square feet of R&D space.

The purchase of the Summit New Jersey campus together with the construction of an 180,000 square foot addition at our global headquarters will enable us to consolidate our New Jersey operations into our two Summit, New Jersey campuses. We expect to incur restructuring expenses associated with the relocation of operations into the two campuses during 2016.

We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2015, the non-cancelable lease terms for our operating leases expire at various dates between 2016 and 2025 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2015 was $54.4 million.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   MARKET INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High*	Low*
2015:
Fourth Quarter	$128.39	$105.67
Third Quarter	140.72	92.98
Second Quarter	121.47	106.45
First Quarter	129.06	109.46
2014:
Fourth Quarter	$119.84	$83.16
Third Quarter	96.50	82.90
Second Quarter	87.37	66.85
First Quarter	87.33	69.51
*adjusted to reflect the two-for-one common stock split effected in June 2014.

	Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
Celgene Corporation	$100.00	$114.31	$132.69	$285.71	$378.29	$405.01
S&P 500	100.00	102.09	118.31	156.21	177.32	179.76
NASDAQ Composite	100.00	99.23	116.80	163.38	187.42	200.70
NASDAQ Biotechnology	100.00	112.06	148.73	246.78	331.57	370.60
* $100 Invested on 12/31/10 in Stock or Index – Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)   HOLDERS
The closing sales price per share of common stock on the NASDAQ Global Select Market on February 5, 2016 was $97.89. As of February 5, 2016, there were approximately 426 holders of record of our common stock.
(c)   DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock and have no present intention to pay a cash dividend on our common stock.
(d)   EQUITY COMPENSATION PLAN INFORMATION
We incorporate information regarding the securities authorized for issuance under our equity compensation plan into this section by reference from the section entitled "Equity Compensation Plan Information" to be included in the proxy statement for our 2016 Annual Meeting of Stockholders.
(e)   REPURCHASE OF EQUITY SECURITIES
From April 2009 through December 2015, our Board of Directors approved purchases of up to $17.500 billion of our common stock, including $4.000 billion approved by our Board of Directors in June 2015. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended December 31, 2015, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That Still Could Be Purchased Under the Plans or Programs
October 1 - October 31	1,775,498	$115.37	1,775,498	$4,092,534,083
November 1 - November 30	930,952	$111.85	930,952	$3,988,405,656
December 1 - December 31	897,534	$109.77	897,534	$3,889,885,769
	3,603,984	$113.07	3,603,984
During the three-month period ended December 31, 2015, we purchased 3.6 million shares of common stock under the share repurchase program at a cost of $407.5 million, excluding commissions. As of December 31, 2015, we had a remaining purchase authorization of $3.890 billion.
During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA
The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 and the Consolidated Balance Sheet data as of December 31, 2015 and 2014 are derived from our Consolidated Financial Statements which are included in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2012 and 2011 and the Consolidated Balance Sheet data as of December 31, 2013, 2012 and 2011 are derived from our Consolidated Financial Statements, which are not included in this Annual Report on Form 10-K (amounts in millions, except per share data).

	Years ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Income:
Total revenue	$9,256.0	$7,670.4	$6,493.9	$5,506.7	$4,842.1
Costs and operating expenses	7,001.4	5,151.4	4,685.0	3,760.3	3,399.4
Operating income	2,254.6	2,519.0	1,808.9	1,746.4	1,442.7
Interest and investment income, net	31.1	28.2	22.0	15.3	25.9
Interest (expense)	(310.6)	(176.1)	(91.6)	(63.2)	(42.7)
Other income (expense), net	48.4	(43.7)	(73.9)	(17.0)	(6.4)
Income before income taxes	2,023.5	2,327.4	1,665.4	1,681.5	1,419.5
Income tax provision	421.5	327.5	215.5	225.3	102.1
Net income	$1,602.0	$1,999.9	$1,449.9	$1,456.2	$1,317.4
Less: Net loss attributable to non-controlling interests	—	—	—	—	0.7
Net income attributable to Celgene	$1,602.0	$1,999.9	$1,449.9	$1,456.2	$1,318.1
Net income per share attributable to Celgene:*
Basic	$2.02	$2.49	$1.75	$1.69	$1.45
Diluted	$1.94	$2.39	$1.68	$1.65	$1.42
Weighted average shares:*
Basic	792.2	802.7	827.7	861.9	910.7
Diluted	824.9	836.0	860.6	881.6	925.5

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$6,551.9	$7,546.7	$5,687.0	$3,900.3	$2,648.2
Total assets	27,053.4	17,340.1	13,378.2	11,734.3	10,005.9
Short-term borrowings and current portion of long-term debt	—	605.9	544.8	308.5	526.7
Long-term debt, net of discount	14,250.4	6,265.7	4,196.5	2,771.3	1,275.6
Retained earnings	8,074.4	6,472.4	4,472.5	3,022.6	1,566.4
Total equity	5,919.0	6,524.8	5,589.9	5,694.5	5,512.7
*adjusted to reflect the two-for-one common stock split effected in June 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through next-generation solutions in protein homeostasis, immuno-oncology, epigenetics, immunology and neuro-inflammation. Celgene Corporation was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE®, OTEZLA®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), and ISTODAX®. In addition, we earn revenue through licensing arrangements.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, oncology, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and the European Union (EU) for indications in multiple myeloma based on phase II and phase III trial results, respectively, and an additional phase III trial is underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and expanded indications in psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have phase III trials underway for ozanimod in ulcerative colitis (UC) and relapsing multiple sclerosis (RMS) and for GED-0301 in Crohn’s disease. In hematology, phase III trials are underway for CC-486 in MDS and acute myeloid leukemia (AML), for AG-221 in AML, and for luspatercept in MDS.

On August 27, 2015, we acquired all of the outstanding common stock of Receptos, Inc. (Receptos) which resulted in Receptos becoming our wholly owned subsidiary. Receptos' lead drug candidate, ozanimod, is a small molecule that modulates sphingosine 1-phosphate 1 and 5 receptors and it is in development for immune-inflammatory indications, including inflammatory bowel disease and RMS.

The acquisition of Receptos also included other pipeline and pre-clinical stage compounds. In clinical trial results, ozanimod demonstrated several areas of potential advantage over existing oral therapies for the treatment of UC and RMS, including its cardiac, hepatotoxicity and lymphocyte recovery profile. The phase III TRUE NORTH trial in UC is currently underway with data expected in 2018. The phase III RADIANCE and SUNBEAM RMS trials are ongoing and data are expected in the first half of 2017. See Note 2 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information related to our acquisition of Receptos.

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

The following table summarizes total revenue and earnings for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in millions, except per share data):

				% Change
	Years Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013
Total revenue	$9,256.0	$7,670.4	$6,493.9	20.7%	18.1%
Net income	$1,602.0	$1,999.9	$1,449.9	(19.9)%	37.9%
Diluted earnings per share*	$1.94	$2.39	$1.68	(18.8)%	42.3%
* 2013 diluted earnings per share adjusted to reflect the two-for-one common stock split effected in June 2014.

Revenue increased by $1.586 billion in 2015 compared to 2014 primarily due to the continued growth in sales of REVLIMID®, OTEZLA®, and POMALYST®/IMNOVID®. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. In January 2015, OTEZLA® was approved by the European Commission (EC) for the treatment of both psoriasis and psoriatic arthritis in certain adult patients. We began recognizing revenue related to OTEZLA® during the second quarter of 2014. The $397.9 million decrease in net income and $0.45 decrease in diluted earnings per share in 2015 as compared to 2014 were primarily due to higher research and development collaboration related expenses, which included upfront expenses of $575.1 million, $450.0 million, and $149.8 million for our collaborations with Juno Therapeutics, Inc. (Juno), AstraZeneca PLC (AstraZeneca) and Nurix Inc. (Nurix), respectively, as well as $400.4 million of expenses associated with the acquisition and operations of Receptos. The increased collaboration and acquisition related expenses in 2015 were partly offset by higher net product sales as well as an $85.9 million realized gain on the sale of our equity investment in Flexus Biosciences, Inc. in April 2015.

Results of Operations:
Fiscal Years Ended December 31, 2015, 2014 and 2013
Total Revenue:    Total revenue and related percentages by product for the years ended December 31, 2015, 2014 and 2013 were as follows (dollar amounts in millions):

				% Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
Net product sales:
REVLIMID®	$5,801.1	$4,980.0	$4,280.3	16.5%	16.3%
ABRAXANE®	967.5	848.2	648.9	14.1%	30.7%
POMALYST®/IMNOVID®	983.3	679.7	305.4	44.7%	122.6%
OTEZLA®	471.7	69.8	—	N/M	N/M
VIDAZA®	590.7	611.9	803.3	(3.5)%	(23.8)%
azacitidine for injection	83.9	78.2	23.3	7.3%	235.6%
THALOMID®	185.4	221.2	244.5	(16.2)%	(9.5)%
ISTODAX®	69.1	65.6	54.0	5.3%	21.5%
Other	8.4	9.2	2.6	(8.7)%	253.8%
Total net product sales	$9,161.1	$7,563.8	$6,362.3	21.1%	18.9%
Other revenue	94.9	106.6	131.6	(11.0)%	(19.0)%
Total revenue	$9,256.0	$7,670.4	$6,493.9	20.7%	18.1%
N/M - Not meaningful
The increase in total revenue of $1.586 billion in 2015 compared to 2014 reflected increases of $1.121 billion, or 25.0%, in the United States, and $464.4 million, or 14.6%, in international markets. The increase in total revenue of $1.177 billion in 2014 compared to 2013 reflected increases of $620.7 million, or 16.1%, in the United States, and $555.8 million, or 21.1%, in international markets.
Net Product Sales: Total net product sales for 2015 increased by $1.597 billion, or 21.1%, to $9.161 billion compared to 2014. The increase was comprised of net volume increases of $1.467 billion and net price increases of $239.8 million, offset in part by a $109.4 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity. The increase in volume was driven by increased unit sales of REVLIMID®, OTEZLA®, POMALYST®/IMNOVID®, and ABRAXANE®, partly offset by a decrease in unit sales of THALOMID®. The price increases were primarily attributable to price increases in the U.S. market.
Total net product sales for 2014 increased by $1.202 billion, or 18.9%, to $7.564 billion compared to 2013. The increase was comprised of net volume increases of $999.9 million and net price increases of $213.9 million, offset slightly by a $12.3 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity. The increase in volume was driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE® and OTEZLA®, partly offset by a decrease in unit sales of VIDAZA® resulting from the September 2013 introduction of a generic version of VIDAZA® in the U.S. by a third party. The increase in price was primarily attributable to price increases in the U.S. market.
REVLIMID® net sales increased by $821.1 million, or 16.5%, to $5.801 billion in 2015 compared to 2014, primarily due to increased unit sales in both U.S. and international markets in addition to price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, continued throughout 2015.
Net sales of REVLIMID® increased by $699.7 million, or 16.3%, to $4.980 billion in 2014 compared to 2013, primarily due to increased unit sales in both U.S. and international markets in addition to price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.
ABRAXANE® net sales increased by $119.3 million, or 14.1%, to $967.5 million in 2015 compared to 2014, primarily due to increased unit volumes in both the U.S. and international markets reflecting increased acceptance of the product for the treatments of both metastatic adenocarcinoma of the pancreas and non-small cell lung cancer (NSCLC). ABRAXANE® was approved for the treatment of locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy in the European Union in March 2015. ABRAXANE® was approved for the treatment of metastatic adenocarcinoma of the pancreas in the United States in September 2013 and the European Union in December 2013.
Net sales of ABRAXANE® increased by $199.3 million, or 30.7%, to $848.2 million in 2014 compared to 2013, primarily due to increased unit volumes in both the U.S. and international markets reflecting increased acceptance of the product for the treatments of both metastatic adenocarcinoma of the pancreas and NSCLC.
POMALYST®/IMNOVID® net sales increased by $303.6 million, or 44.7%, to $983.3 million in 2015 compared to 2014, reflecting net sales of $591.8 million in the United States and $391.5 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. The finalization of access, pricing and reimbursement in additional countries also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets. POMALYST® was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. IMNOVID® (the non-U.S. trade name) in combination with dexamethasone was approved by the EC in August 2013 for adult patients with relapsed and refractory multiple myeloma who have received at least two prior therapies, including both lenalidomide and bortezomib, and have demonstrated disease progression on the last therapy.

Net sales of POMALYST®/IMNOVID® increased by $374.3 million, or 122.6%, to $679.7 million in 2014 compared to 2013, primarily due to increased unit sales in both U.S. and international markets, reflecting increases in market penetration.

OTEZLA® net sales increased by $401.9 million to $471.7 million in 2015 compared to 2014, reflecting net sales of $440.0 million in the United States and $31.7 million in international markets. OTEZLA® net sales were $69.8 million for 2014, primarily from sales in the United States. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

VIDAZA® net sales decreased by $21.2 million, or 3.5%, to $590.7 million in 2015 compared to 2014, primarily due to a $21.6 million decrease in U.S. sales resulting from the September 2013 introduction of a generic version of VIDAZA® by a competitor, which was partly offset by volume increases in international markets.
Net sales of VIDAZA® decreased by $191.4 million, or 23.8%, to $611.9 million in 2014 compared to 2013, primarily due to a $232.7 million decrease in the U.S. market resulting from the September 2013 introduction of a generic version of VIDAZA® by a competitor. The decrease in U.S. sales was partly offset by volume increases in international markets. VIDAZA® retains orphan drug exclusivity in Europe through the end of 2019.
Azacitidine for injection net sales increased by $5.7 million, or 7.3%, to $83.9 million in 2015 compared to 2014, primarily due to increased unit sales to Sandoz AG, which were partly offset by price decreases. Azacitidine for injection is a generic version of VIDAZA® supplied by us to Sandoz AG beginning in the fourth quarter of 2013. Net sales of azacitidine for injection were $78.2 million in 2014.

THALOMID® net sales decreased by $35.8 million, or 16.2%, to $185.4 million in 2015 compared to 2014, primarily resulting from lower unit volumes and price decreases in both U.S. and international markets.

Net sales of THALOMID® decreased by $23.3 million, or 9.5%, to $221.2 million for 2014 compared to 2013, primarily resulting from lower unit volumes in the U.S. and international markets, partly offset by U.S. price increases.

ISTODAX® net sales increased by $3.5 million, or 5.3%, to $69.1 million for 2015 compared to 2014, primarily due to an increase in unit sales.
Net sales of ISTODAX® increased by $11.6 million, or 21.5%, to $65.6 million in 2014 compared to 2013, primarily due to an increase in unit sales.
The "other" net product sales category, which includes sales of FOCALIN®, decreased by $0.8 million, to $8.4 million in 2015 compared to 2014. The "other" net product sales category increased by $6.6 million to $9.2 million in 2014 compared to 2013.
Other Revenue: Other revenue decreased by $11.7 million to $94.9 million for 2015 compared to 2014 primarily due to a $14.1 million decrease in royalty revenue. The decrease in royalty revenue was driven by lower royalties earned from Novartis based on its sales of FOCALIN XR® and RITALIN®, which have both been negatively impacted by generic competition in certain markets and we expect that trend to accelerate further in 2016. Generic competition entered the market in the United States for certain strengths of FOCALIN XR® in the fourth quarter of 2013.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2015. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013, 2014 and 2015, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013, 2014 and 2015 and changes in estimate of the ultimate obligation during the fourth quarters of 2013, 2014 and 2015. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	Sales Returns	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	(1.1)	—	(27.8)	(1.9)	(30.8)
Allowances for sales during 2013	10.7	74.3	262.1	290.8	637.9
Credits/deductions issued for prior year sales	(3.1)	(5.2)	(53.4)	(42.0)	(103.7)
Credits/deductions issued for sales during 2013	(4.3)	(68.2)	(172.6)	(224.9)	(470.0)
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(5.4)	—	(7.1)	(8.4)	(20.9)
Allowances for sales during 2014	7.9	87.9	293.1	382.9	771.8
Credits/deductions issued for prior year sales	(4.1)	(8.8)	(78.8)	(43.3)	(135.0)
Credits/deductions issued for sales during 2014	(3.7)	(79.7)	(202.8)	(320.0)	(606.2)
Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
Allowances for sales during prior periods	1.0	—	(5.1)	(3.0)	(7.1)
Allowances for sales during 2015	15.3	111.7	423.5	541.6	1,092.1
Credits/deductions issued for prior year sales	(3.9)	(8.2)	(77.7)	(50.6)	(140.4)
Credits/deductions issued for sales during 2015	(5.2)	(102.8)	(254.1)	(440.7)	(802.8)
Balance at December 31, 2015	$17.4	$12.2	$225.1	$141.7	$396.4
A comparison of provisions for allowances for sales within each of the four categories noted above for 2015 and 2014 follows:
2015 compared to 2014: Provisions for sales returns increased by $13.8 million in 2015 compared to 2014, primarily due to a $5.0 million increase in ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of 2015. Higher net product sales volumes and elevated returns activity in the U.S. market also resulted in $6.0 million of increases in 2015. In addition, $4.8 million of reductions in returns reserves were recorded in 2014 for the migration of THALOMID® to specialty pharmacies and for VIDAZA® inventory levels held at distributors following competition from generic versions of VIDAZA®. These increases were partially offset by a $2.4 million decrease related to POMALYST® in 2015 due to lower returns activity.

Discount provisions increased by $23.8 million in 2015 compared to 2014, primarily due to increased sales volumes. The $23.8 million increase consisted of a $24.3 million increase in the United States, which included increases of $13.4 million of cash discounts related to REVLIMID®, $8.9 million related to OTEZLA® and $3.0 million related to POMALYST®. The U.S. increases were partly offset by a $0.5 million decrease related to international cash discounts.

Government rebate provisions increased by $132.4 million in 2015 compared to 2014, primarily due to a $97.9 million increase in international government rebates, due to higher sales volumes and increased rebate rates, and a $26.4 million increase related to Medicaid rebates due to increased sales and Medicaid expansion and a $8.1 million increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $164.1 million in 2015 compared to 2014. Chargebacks increased by approximately $102.1 million and distributor service fees increased by approximately $62.0 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. The distributor service fee increase was primarily attributable to OTEZLA®, which launched in April 2014, resulting in an increase of $49.3 million in service fees for 2015.

2014 compared to 2013: Allowances for sales returns decreased by $7.1 million in 2014 compared to 2013, primarily due to a $7.9 million sales returns reserve recorded in 2013 for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies. Subsequently, during 2014 a $3.5 million reduction in this reserve was recorded due to lower returns experience. This decrease was partially offset by a $2.0 million increase in the returns provision for international markets, a $1.0 million increase in the returns allowance associated with REVLIMID® due to a higher returns experience in the United

States driven by sales volume growth and a net increase of $0.9 million in the VIDAZA® returns allowance related to inventory levels held by distributors at the end of 2014.

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

Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold and related percentages for the years ended December 31, 2015, 2014 and 2013 were as follows (dollar amounts in millions):

	2015	2014	2013
Cost of goods sold (excluding amortization of acquired intangible assets)	$420.1	$385.9	$340.4
Increase from prior year	$34.2	$45.5	$41.3
Percent increase from prior year	8.9%	13.4%	13.8%
Percent of net product sales	4.6%	5.1%	5.4%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $34.2 million to $420.1 million in 2015 compared to 2014. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.6% for 2015 compared to 5.1% for 2014, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE® and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $45.5 million to $385.9 million in 2014 compared to 2013. The increase was primarily due to the higher level of net product sales, partly offset by a $7.8 million reduction in royalty payments, primarily related to sales of REVLIMID® which resulted from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details of our royalty agreement and related litigation with CMCC. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.1% in 2014 compared to 5.4% in 2013, partly due to the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above, and the continued growth in net sales of lower cost REVLIMID®.

Research and Development:    Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and upfront and milestone payments resulting from collaboration arrangements.

Research and development expenses and related percentages for the years ended December 31, 2015, 2014 and 2013 were as follows (dollar amounts in millions):

	2015	2014	2013
Research and development	$3,697.3	$2,430.6	$2,226.2
Increase from prior year	$1,266.7	$204.4	$502.0
Percent increase from prior year	52.1%	9.2%	29.1%
Percent of total revenue	39.9%	31.7%	34.3%

Research and development expenses increased by $1.267 billion to $3.697 billion in 2015, compared to 2014. The increase was primarily due to a $1.024 billion increase in expenses related to collaboration arrangements.

Research and development expenses increased by $204.4 million to $2.431 billion in 2014 compared to 2013. The increase was primarily due to a $129.2 million impairment charge resulting from an adjustment in the probability-weighted forecasted cash flows related to the CC-292 in-process research and development (IPR&D) intangible asset obtained in the acquisition of Avila Therapeutics, Inc. (Avila) and an increase in activity in support of our early- to mid-stage product pipeline as well as an increase in general research activity. These increases were partly offset by a $141.0 million decrease in expenses related to collaboration arrangements.

The following table provides a breakdown of research and development expenses (in millions):

				Increase (Decrease)
	2015	2014	2013	2015 versus 2014	2014 versus 2013
Human pharmaceutical clinical programs	$1,005.0	$837.0	$825.3	$168.0	$11.7
Other pharmaceutical programs	755.2	640.9	526.0	114.3	114.9
Drug discovery and development	384.4	291.4	202.9	93.0	88.5
Cellular therapy	23.6	27.0	25.9	(3.4)	1.1
Collaboration arrangements	1,529.1	505.1	646.1	1,024.0	(141.0)
IPR&D impairments	—	129.2	—	(129.2)	129.2
Total	$3,697.3	$2,430.6	$2,226.2	$1,266.7	$204.4

We make significant investments in research and development in support of multiple ongoing proprietary clinical development programs which support both our existing products and pipeline of new drug candidates. See Item 1. "Business" for a table summarizing the current stage of development of both our commercial stage products and new drug candidates. See Note 17 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to certain of our collaboration arrangements.

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended December 31, 2015, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
VIDAZA®	Expanded indication for the treatment of elderly AML patients who are not eligible for haematopoietic stem cell transplantation and have >30% myeloblasts in their bone marrow	EU	EC	Approval
REVLIMID®	Newly diagnosed multiple myeloma	Japan	MHLW[1]	Approval
REVLIMID®	Relapsed or refractory mantle cell lymphoma	EU	CHMP[2]	Positive opinion
1 Ministry of Health, Labour and Welfare
2 European Medicines Agency’s Committee for Medicinal Products for Human Use

In October, we announced that a supplementary new drug application was filed with the FDA for the expanded indication of REVLIMID® for the treatment of non-del 5q lower risk MDS. The FDA requested additional analyses and data for the submission to further support the risk/benefit assessment of REVLIMID® in this population. After consideration of the additional efforts involved, we have decided to withdraw the submission at this time.

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

Selling, general and administrative expenses and related percentages for the years ended December 31, 2015, 2014 and 2013 were as follows (dollar amounts in millions):

	2015	2014	2013
Selling, general and administrative	$2,305.4	$2,027.9	$1,684.5
Increase from prior year	$277.5	$343.4	$311.0
Percent increase from prior year	13.7%	20.4%	22.6%
Percent of total revenue	24.9%	26.4%	25.9%

Selling, general and administrative expenses increased by $277.5 million to $2.305 billion for 2015 compared to 2014. The increase was primarily due to increases in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® as well as increases in selling and marketing activities related to recently approved indications for REVLIMID®, OTEZLA® and POMALYST®/IMNOVID®.

Selling, general and administrative expenses increased by $343.4 million to $2.028 billion in 2014 compared to 2013. The increase was primarily due to an increase in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® and GED-0301, as well as increases in selling and marketing activities related to recently approved indications for OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®. The increase also included $25.0 million of expense related to the settlement of a contingent obligation to make matching contributions to The Chan Soon-Shiong Institute for Advanced Health.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Avila	$47.3	$47.3	$47.3
Abraxis	151.8	155.5	160.0
Gloucester	61.5	51.5	51.5
Pharmion	4.0	4.0	4.0
Quanticel	14.4	—	—
Total amortization	$279.0	$258.3	$262.8
Increase (decrease) from prior year	$20.7	$(4.5)	$68.3

Amortization of acquired intangible assets increased by $20.7 million to $279.0 million in 2015 compared to 2014 primarily due to the amortization of the technology platform asset recorded in the acquisition of Quanticel and an acceleration of amortization expense related to certain Gloucester related intangible assets, partly offset by certain Abraxis related intangibles becoming fully amortized during the first half of 2014.

Amortization of acquired intangible assets decreased by $4.5 million to $258.3 million in 2014 compared to 2013 due to a certain Abraxis related intangible asset becoming fully amortized during the first half of 2014.
Acquisition Related Charges and Restructuring, net: Acquisition related charges and restructuring, net is summarized below for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Acquisition related charges, net	$289.7	$48.7	$171.1
Restructuring charges, net	9.9	—	—
Total	$299.6	$48.7	$171.1
Increase (decrease) from prior year	$250.9	$(122.4)	$2.1

Acquisition related charges and restructuring, net increased by $250.9 million to $299.6 million in 2015 compared to 2014. The increase was due to $296.8 million in costs related to the acquisition of Receptos in August 2015, a $28.3 million increase in expense in the current year period related to our contingent liabilities for the Nogra Pharma Limited (Nogra) acquisition, which was acquired in the second quarter of 2014, a $18.7 million reduction in the benefit recorded in the current year period for our contingent liabilities related to the Avila acquisition compared to the prior year period, and $9.9 million of restructuring charges related to our relocation of certain operations into our two Summit, NJ locations as well as costs associated with certain headcount reductions. These increases in expense were partly offset by a $102.6 million reduction in expense in the current year period related to reductions in the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis BioScience, Inc. (Abraxis) in 2010.
Acquisition related charges and restructuring, net decreased by $122.4 million to $48.7 million in 2014 compared to $171.1 million in 2013. The decrease was primarily due to a $122.5 million reduction in expense from the change in fair value of our contingent liabilities related to CVRs that were issued as part of the acquisition of Abraxis and a $75.5 million reduction in expense related to the fair value of our contingent consideration payable to the former shareholders of Avila due to an adjustment to the probability-weighted forecasted cash flows related to CC-292, partly offset by a $75.6 million expense in the current year period for an increase in the fair value of our contingent consideration payable related to the Nogra acquisition which reflects both the passage of time and an increase of $19.8 million related to an increase in the estimated probability of making one of the additional contingent developmental milestone payments.
Interest and Investment Income, Net: Interest and investment income, net is summarized below for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in millions):

	2015	2014	2013
Interest and investment income, net	$31.1	$28.2	$22.0
Increase from prior year	$2.9	$6.2	$6.7
Percentage increase from prior year	10.3%	28.2%	43.8%

Interest and investment income, net increased by $2.9 million to $31.1 million in 2015 compared to 2014 primarily due to lower losses on the sale of marketable securities in 2015 compared to the prior year.

Interest and investment income, net increased by $6.2 million to $28.2 million in 2014 compared to 2013 primarily due to higher investment balances compared to the prior year, a decrease in losses on sales of marketable securities and a decrease in the net amortization expense of premiums and discounts related to marketable securities.
Interest Expense:    Interest expense is summarized below for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in millions):

	2015	2014	2013
Interest expense	$310.6	$176.1	$91.6
Increase from prior year	$134.5	$84.5	$28.4
Percentage increase from prior year	76.4%	92.2%	44.9%

Interest expense increased by $134.5 million to $310.6 million for 2015 compared to 2014 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015 and $2.500 billion in May 2014. For more information related to our debt issuances, see “Liquidity and Capital Resources” and Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Interest expense increased by $84.5 million to $176.1 million in 2014 compared to 2013 primarily due to interest expense associated with the issuance of $1.500 billion of senior notes in August 2013 and an additional $2.500 billion of senior notes in May 2014.

Other Income (Expense), Net:    Other income (expense), net is summarized below for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$(11.7)	$(9.5)	$22.2
Fair value adjustments of forward point amounts	23.0	(18.0)	6.3
Celgene puts sold	(9.9)	11.6	1.2
Premium paid on equity investment	—	(9.7)	—
Milestones received	12.0	—	—
Impairment charges	(49.0)	(4.0)	(99.2)
Gain on sale of equity investment in Flexus Bioscienses, Inc.	85.9	—	—
Other	(1.9)	(14.1)	(4.4)
Total other income (expense), net	$48.4	$(43.7)	$(73.9)
Increase from prior year	$92.1	$30.2	$(56.9)

Other income (expense), net was a net income of $48.4 million for 2015 and a net expense of $43.7 million for 2014. The $92.1 million increase in net income was primarily due to a gain on the sale of our equity investment in Flexus and currency fluctuations, partly offset by higher impairment charges incurred in 2015 when compared to 2014.

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

Income Tax Provision:  The income tax provision increased by $94.0 million to $421.5 million in 2015 compared to 2014 primarily as a result of an increase in the effective tax rate, partially offset by a decrease in income before taxes. The full year 2015 underlying effective tax rate of 20.0% reflects the impact of our global business footprint. The increase in the underlying effective tax rate from 2014 reflects an increase in tax expense resulting from the global mix of funding sources for payments to collaboration partners, primarily the initiation of our collaborations with AstraZeneca and Juno, partially offset by a decrease in tax expense resulting from certain tax deductible expenses incurred in our acquisition of Receptos and a non-recurring tax expense from the launch of new products. The effective tax rate for 2015 was increased by 0.8 percentage points as a result of discrete items, primarily an increase in valuation allowances recorded on certain deferred tax assets, partially offset by certain tax benefits related to our 2014 income tax returns being more favorable than originally estimated and a net decrease in unrecognized tax benefits resulting from expirations of statues of limitations.

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

Net Income: Net income and per common share amounts for the years ended December 31, 2015, 2014 and 2013 were as follows (dollar amounts in millions, except per share data):

	2015	2014	2013
Net income	$1,602.0	$1,999.9	$1,449.9
Per common share amounts:*
Basic	$2.02	$2.49	$1.75
Diluted	$1.94	$2.39	$1.68
Weighted average shares:*
Basic	792.2	802.7	827.7
Diluted	824.9	836.0	860.6
*adjusted to reflect the two-for-one common stock split effected in June 2014.

The $397.9 million decrease in net income to $1.602 billion in 2015 compared to 2014 was primarily due to higher research and development collaboration related expenses, which included upfront expenses of $575.1 million, $450.0 million, and $149.8 million for our collaborations with Juno, AstraZeneca and Nurix, respectively, as well as $400.4 million of expenses associated with the acquisition and operations of Receptos. The increased collaboration and acquisition related expenses in 2015 were partly offset by higher net product sales as well as an $85.9 million realized gain on the sale of our equity investment in Flexus Biosciences, Inc. in April 2015. The $0.45 decrease in diluted earnings per share in 2015 compared to 2014 was favorably impacted by the repurchase of 28.1 million common shares under our common share repurchase program, reducing our outstanding share base.

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

Liquidity and Capital Resources
The following table summarizes the components of our financial condition for the years ended December 31, 2015, 2014 and 2013 (in millions):

				Increase
	2015	2014	2013	2015 versus 2014	2014 versus 2013
Financial assets:
Cash and cash equivalents	$4,880.3	$4,121.6	$3,234.4	$758.7	$887.2
Marketable securities available-for-sale	1,671.6	3,425.1	2,452.6	(1,753.5)	972.5
Total financial assets	$6,551.9	$7,546.7	$5,687.0	$(994.8)	$1,859.7
Debt:
Short-term borrowings and current portion of long-term debt	$—	$605.9	$544.8	$(605.9)	$61.1
Long-term debt, net of discount	14,250.4	6,265.7	4,196.5	7,984.7	2,069.2
Total debt	$14,250.4	$6,871.6	$4,741.3	$7,378.8	$2,130.3
Working capital[1]	$7,492.6	$7,617.2	$5,607.4	$(124.6)	$2,009.8

1
Includes cash, cash equivalents and marketable securities available-for-sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings and current portion of long-term debt, accounts payable, accrued expenses, income taxes payable and other current liabilities.

We rely primarily on positive cash flows from operating activities, proceeds from sales of available-for-sale marketable securities and borrowings in the form of long-term notes payable and short-term commercial paper to provide for our liquidity requirements. We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances, marketable securities available-for-sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and our plans to repurchase our common stock or pursue other strategic business initiatives for the foreseeable future.

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and marketable securities available-for-sale are held internationally.  As of December 31, 2015, we held approximately $4.488 billion of our cash, cash equivalents and marketable securities available-for-sale in foreign tax jurisdictions. The amount of cash, cash equivalents and marketable securities available-for-sale held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities and debt issuances.  As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows).  Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments.  We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided.  Approximately $900.0 million of our foreign earnings, included in the $4.488 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States.  These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of December 31, 2015 and December 31, 2014 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: Our Board of Directors approved an aggregate $17.500 billion common stock repurchase program of which we have approximately $3.890 billion remaining for future share repurchases. During 2015, we used $3.257 billion for repurchases of our common stock, measured on a settlement date basis.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available-for-sale. The $994.8 million decrease in cash, cash equivalents and marketable securities available-for-sale at December 31, 2015 compared to 2014 was primarily due to $7.695 billion of payments for the acquisitions of Receptos and Quanticel, net of cash acquired, $3.257 billion of payments under our share repurchase program and $513.9 million for repayments of long-term debt partially offset by $7.913 billion in proceeds from the August 2015 debt issuance of an additional $8.000 billion principal amount of senior notes, $2.484 billion of net cash from operating activities and other activities resulting in net cash proceeds of $73.8 million.

Marketable securities available-for-sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net. For more information related to the fair value and valuation of our marketable securities, see Note 4 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Accounts Receivable, Net: Accounts receivable, net increased by $254.2 million to $1.421 billion at December 31, 2015 compared to December 31, 2014 primarily due to increased sales of REVLIMID®, POMALYST®/IMNOVID®, and OTEZLA®. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $187.8 million at December 31, 2015 compared to $241.8 million at December 31, 2014. Approximately $31.3 million of the $187.8 million receivable at December 31, 2015 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

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

Inventory: Inventory balances increased by $50.3 million to $443.4 million at the end of 2015 compared to 2014. The increase was primarily due to increased demand and an initiative to increase ABRAXANE® safety stock globally.

Other Current Assets: Other current assets increased by $378.6 million to $984.7 million at the end of 2015 compared to 2014 primarily due to a $137.3 million increase in the fair value of derivative instruments, a $182.1 million increase in prepaid taxes and an $80.9 million net increase in other prepaid accounts primarily attributable to the Receptos research and development activity.

Commercial Paper: We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. As of December 31, 2015, we had available capacity to issue up to $1.750 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.750 billion, which was increased from $1.500 billion in April 2015. Also in April 2015, the term of the Credit Facility was extended from April 18, 2018 to April 17, 2020. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $2.000 billion. Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At December 31, 2015, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of December 31, 2015. In July 2015, the debt covenants on our existing credit facility were amended in order to accommodate additional borrowing related to our acquisition of Receptos. For more information related to our debt issuance, see Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased by $423.4 million to $1.889 billion at the end of 2015 compared to 2014. The increase was primarily due to increases of $141.1 million for sales adjustment accruals, $111.2 million for accrued interest expense, $76.3 million for collaboration agreement accruals, $74.9 million for current contingent consideration, $42.2 million for accrued expenses related to Receptos research and development activity, $42.6 million for accounts payable, $35.6 million for compensation related accrued expenses, and $30.7 million from other activity. The increases were offset by a decrease of $131.2 million in deferred taxes.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $58.4 million to $344.0 million at the end of 2015 compared to 2014, primarily from the current provision for income taxes of $454.9 million, net deferred intercompany credits of $152.3 million, and an increase in refundable income taxes of $115.6 million, partially offset by income tax payments of $361.1 million, and a tax benefit of share-based compensation of $302.1 million.

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

In 2015, the 2.45% senior notes with a principal amount of $500.0 million matured and were repaid. We also assumed $13.9 million of debt obligations as part of the acquisition of Quanticel in 2015 that were repaid during 2015.

Cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

				$ Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
Net cash provided by operating activities	$2,483.9	$2,806.3	$2,225.9	$(322.4)	$580.4
Net cash used in investing activities	$(6,259.0)	$(1,438.0)	$(528.6)	$(4,821.0)	$(909.4)
Net cash provided by (used in) financing activities	$4,584.5	$(417.4)	$(553.7)	$5,001.9	$136.3

Operating Activities: Net cash provided by operating activities decreased by $322.4 million to $2.484 billion in 2015 compared to 2014. The decrease in net cash provided by operating activities was primarily attributable to a decrease in net income of $397.9 million in 2015 compared to 2014 driven by increased research and development collaboration related expenses.

Net cash provided by operating activities increased by $580.4 million to $2.806 billion in 2014 compared to 2013 primarily as a result of an expansion of our operations and a related increase in net earnings.

Investing Activities: Net cash used in investing activities increased by $4.821 billion in 2015 compared to 2014. The increase in net cash used in investing activities was primarily due to $7.695 billion of payments for the acquisitions of Receptos and Quanticel, net of cash acquired. This was partially offset by net proceeds of $1.910 billion from net sales of marketable securities available-for-sale during 2015 compared with $485.5 million of net purchases of marketable securities available-for-sale during 2014. In addition, $710.0 million was used for the acquisition of Nogra in 2014.

Net cash used in investing activities increased by $909.4 million in 2014 compared to 2013. The increase in net cash used in investing activities was principally related to a cash use of $710.0 million for the Nogra acquisition. In addition, net purchases of marketable securities available-for-sale during 2014 were $144.2 million higher than in 2013.

Financing Activities: Net cash provided by financing activities increased by $5.002 billion in 2015 compared to 2014. The increase in net cash provided by financing activities was primarily attributable to the $5.443 billion increase in proceeds from the issuance of long-term debt partially offset by the $513.9 million re-payment of long-term debt.

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
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015 (in millions):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Senior notes[1]	$524.7	$2,939.9	$3,458.3	$15,077.3	$22,000.2
Operating leases	56.1	83.0	43.7	49.5	232.3
Other contract commitments	143.3	64.0	0.8	—	208.1
Total	$724.1	$3,086.9	$3,502.8	$15,126.8	$22,440.6

[1]	The senior note obligation amounts include future principal and interest payments for both current and non-current obligations.

Senior Notes: In August 2015, we issued an additional $8.000 billion principal amount of senior notes consisting of $1.000 billion aggregate principal amount of 2.125% Senior Notes due 2018, $1.500 billion aggregate principal amount of 2.875% Senior Notes due 2020, $1.000 billion aggregate principal amount of 3.550% Senior Notes due 2022, $2.500 billion aggregate principal amount of 3.875% Senior Notes due 2025 and $2.000 billion aggregate principal amount of 5.000% Senior Notes due 2045.

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

In October 2010, we issued a total of $1.250 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes which matured and were repaid in 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040.

Operating Leases: We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for operating leases expire at various dates between 2016 and 2025 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2. "Properties" of this Annual Report on Form 10-K.

Other Contract Commitments: Other contract commitments of $208.1 million as of December 31, 2015 primarily included $183.7 million in contractual obligations related to product supply contracts. In addition, we have committed to invest an aggregate $20.4 million in an investment fund, which is callable at any time, and a remaining $4.0 million balance due in connection with our acquisition of a manufacturing facility in Switzerland.

Collaboration Arrangements:    We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development and regulatory approval milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets at December 31, 2015 and 2014 contained in this Annual Report on Form 10-K. Potential milestone payments (not including potential royalty payments) total approximately $3.849 billion, including approximately $3.326 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $523.1 million in sales-based milestones. For additional information about our collaboration arrangements, see Note 17 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2015. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013, 2014 and 2015, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013, 2014 and 2015 and changes in estimate of the ultimate obligation during the fourth quarters of 2013, 2014 and 2015. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience.

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

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2015, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

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

Derivatives and Hedging Activities: All derivative instruments are recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge effectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange, our stock price and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost.

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

Accounting for Long-Term Incentive Plans: We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2016, 2017 and 2018. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share, as defined; 37.5% on total non-GAAP revenue, as defined; and 25% on relative total shareholder return, which is a measurement of our stock price performance during the applicable three-year period, compared with a group of other companies in the biopharmaceutical industry.

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

Valuation of Goodwill, Acquired Intangible Assets, Other Assets and IPR&D: We have recorded goodwill, acquired intangible assets and IPR&D through acquisitions accounted for as business combinations. When identifiable intangible assets, including in-process research and development and technology platforms are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

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

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Intangible assets related to IPR&D product rights are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Impairment testing is also performed at least annually or when a triggering event occurs that could indicate a potential impairment. Such test entails completing an updated discounted cash flow model to estimate the fair value of the IPR&D asset. If required, the impairment test for intangible assets with definite useful lives is completed by comparing an updated non-discounted cash flow model to the book value of the intangible asset.

Valuation of Contingent Consideration Resulting from a Business Combination: We record contingent consideration resulting from a business combination at its fair value on the acquisition date, and for each subsequent reporting period revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings in the consolidated statements of income. Changes to contingent consideration obligations can result from movements in publicly traded share prices of CVRs, adjustments to discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of a contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period. Our contingent consideration liabilities were recorded in the acquisitions of Gloucester, Abraxis, Avila, Nogra, and Quanticel. The fair values of the Gloucester, Avila, Nogra, and Quanticel contingent consideration liabilities are based on the discount rate, probability and estimated timing of cash milestone payments to the former shareholders of each business. The fair value of the Abraxis contingent consideration liability is based on the quoted market price of the publicly traded CVRs.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2015, our market risk sensitive instruments consisted of marketable securities available-for-sale, our long-term debt and certain derivative contracts.

Marketable Securities Available-for-Sale:  At December 31, 2015, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

Our marketable securities available for sale are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements. In addition, we invest in debt securities that are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.

As of December 31, 2015, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$58.2	$361.6	$15.6	$435.4
Fair value	$58.3	$361.8	$15.6	$435.7
Weighted average interest rate	1.2%	1.6%	2.9%	1.6%

Debt Obligations:

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at December 31, 2015 and December 31, 2014 includes (in millions):

	2015	2014
Commercial paper	$—	$99.6
2.450% senior notes due 2015	—	506.3
Total	$—	$605.9

Long-Term Debt:   We have issued an aggregate $14.250 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of the long-term portion of these senior notes as of the end of December 31, 2015 are summarized below (in millions):

	Principal Amount	Carrying Value
1.900% senior notes due 2017	$500.0	$501.2
2.125% senior notes due 2018	1,000.0	999.9
2.300% senior notes due 2018	400.0	401.7
2.250% senior notes due 2019	500.0	505.1
2.875% senior notes due 2020	1,500.0	1,497.5
3.950% senior notes due 2020	500.0	507.1
3.250% senior notes due 2022	1,000.0	1,016.1
3.550% senior notes due 2022	1,000.0	997.4
4.000% senior notes due 2023	700.0	710.3
3.625% senior notes due 2024	1,000.0	1,001.7
3.875% senior notes due 2025	2,500.0	2,475.6
5.700% senior notes due 2040	250.0	249.6
5.250% senior notes due 2043	400.0	396.7
4.625% senior notes due 2044	1,000.0	996.6
5.000% senior notes due 2045	2,000.0	1,993.9
Total long-term debt	$14,250.0	$14,250.4

At December 31, 2015, the fair value of our senior notes outstanding was $14.299 billion.

MARKET RISK MANAGEMENT

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates. We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts. In instances where these financial instruments are accounted for as cash flow hedges or fair value hedges, we may from time to time terminate the hedging relationship. If a hedging relationship is terminated we generally either settle the instrument or enter into an offsetting instrument.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2015 and December 31, 2014 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transaction affects earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2015 and December 31, 2014 (in millions):

	Notional Amount
Foreign Currency:	2015	2014
Australian Dollar	$45.1	$18.8
British Pound	289.3	304.8
Canadian Dollar	135.9	43.7
Euro	2,934.3	3,375.7
Japanese Yen	510.4	541.1
Total	$3,915.0	$4,284.1

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2015, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2015 and December 31, 2014 were $920.0 million and $835.5 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2015 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $477.4 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at December 31, 2015 and 2014 (in millions):

	Notional Amount[1]
	2015	2014
Foreign currency option contracts designated as hedging activity:
Purchased Put	$641.5	$152.6
Written Call	$690.0	$160.9
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

Assuming that the December 31, 2015 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $50.1 million if the US Dollar were to strengthen and decrease by approximately $49.1 million if the US Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

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

Forward Starting Interest Rate Swaps and Treasury Rate Locks: During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional value of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated other comprehensive income was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. During 2015 and in January 2016, we entered into forward starting swaps with effective dates in September 2017 and maturing in ten years.

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2015 would have increased the fair value of our contracts by $16.1 million. A one percentage point decrease at December 31, 2015 would have decreased the aggregate fair value of our contracts by $18.4 million.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2013, 2014 and 2015. The settlement of swap contracts due to terminations and maturities resulted in the receipt of net proceeds of $10.8 million and $25.5 million in 2015 and 2014, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding interest rate swap contracts at December 31, 2015 and December 31, 2014 (in millions):

	Notional Amount
	2015	2014
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$—	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	750.0
4.000% senior notes due 2023	700.0	150.0
3.625% senior notes due 2024	100.0	—
3.875% senior notes due 2025	250.0	—
Total	$3,550.0	$2,700.0
A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2015 would have reduced the aggregate fair value of our net payable by $877.4 million. A one percentage point decrease at December 31, 2015 would have increased the aggregate fair value of our net payable by $1.032 billion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II – Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated February 11, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
As discussed in Note 1 to the consolidated financial statements, the Company has adopted on a prospective basis FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes classifying all deferred tax assets, liabilities and associated valuation allowances as non-current.
/s/ KPMG LLP
Short Hills, New Jersey
February 11, 2016

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,880.3	$4,121.6
Marketable securities available-for-sale	1,671.6	3,425.1
Accounts receivable, net of allowances of $30.3 and $32.1 at December 31, 2015 and 2014, respectively	1,420.9	1,166.7
Inventory	443.4	393.1
Other current assets	984.7	606.1
Total current assets	9,400.9	9,712.6
Property, plant and equipment, net	814.1	642.6
Intangible assets, net	10,858.1	4,067.6
Goodwill	4,879.0	2,191.2
Other assets	1,101.3	726.1
Total assets	$27,053.4	$17,340.1
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$—	$605.9
Accounts payable	240.8	198.2
Accrued expenses	1,376.7	991.1
Income taxes payable	19.8	12.7
Current portion of deferred revenue	60.6	28.5
Other current liabilities	271.0	275.8
Total current liabilities	1,968.9	2,112.2
Deferred revenue, net of current portion	30.0	27.8
Income taxes payable	324.2	272.9
Other non-current tax liabilities	2,519.2	—
Other non-current liabilities	2,041.7	2,136.7
Long-term debt, net of discount	14,250.4	6,265.7
Total liabilities	21,134.4	10,815.3
Commitments and Contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 940.1 million and 924.8 million shares at December 31, 2015 and 2014, respectively	9.4	9.2
Common stock in treasury, at cost; 153.5 million and 124.6 million shares at December 31, 2015 and 2014, respectively	(14,051.8)	(10,698.8)
Additional paid-in capital	11,119.3	9,827.2
Retained earnings	8,074.4	6,472.4
Accumulated other comprehensive income	767.7	914.8
Total stockholders' equity	5,919.0	6,524.8
Total liabilities and stockholders' equity	$27,053.4	$17,340.1
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Net product sales	$9,161.1	$7,563.8	$6,362.3
Other revenue	94.9	106.6	131.6
Total revenue	9,256.0	7,670.4	6,493.9
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	420.1	385.9	340.4
Research and development	3,697.3	2,430.6	2,226.2
Selling, general and administrative	2,305.4	2,027.9	1,684.5
Amortization of acquired intangible assets	279.0	258.3	262.8
Acquisition related charges and restructuring, net	299.6	48.7	171.1
Total costs and expenses	7,001.4	5,151.4	4,685.0
Operating income	2,254.6	2,519.0	1,808.9
Other income and (expense):
Interest and investment income, net	31.1	28.2	22.0
Interest (expense)	(310.6)	(176.1)	(91.6)
Other income (expense), net	48.4	(43.7)	(73.9)
Income before income taxes	2,023.5	2,327.4	1,665.4
Income tax provision	421.5	327.5	215.5
Net income	$1,602.0	$1,999.9	$1,449.9

Net income per share (Note 1):
Basic	$2.02	$2.49	$1.75
Diluted	$1.94	$2.39	$1.68
Weighted average shares (Note 1):
Basic	792.2	802.7	827.7
Diluted	824.9	836.0	860.6
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$1,602.0	$1,999.9	$1,449.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(26.1)	(49.8)	27.4
Pension liability adjustment	1.6	(8.6)	3.2

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	410.5	568.1	(3.2)
Tax (expense) benefit	7.2	12.3	(2.6)
Unrealized holding gains (losses), net of tax	417.7	580.4	(5.8)

Reclassification adjustment for (gains) included in net income	(348.7)	(23.1)	(7.3)
Tax (benefit)	(2.2)	(1.7)	(6.9)
Reclassification adjustment for (gains) included in net income, net of tax	(350.9)	(24.8)	(14.2)

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses)	(314.4)	494.0	205.1
Tax (expense) benefit	109.8	(173.9)	(77.1)
Unrealized holding gains (losses), net of tax	(204.6)	320.1	128.0

Reclassification adjustment for losses included in net income	23.4	5.4	7.3
Tax (benefit)	(8.2)	(1.9)	(2.2)
Reclassification adjustment for losses included in net income, net of tax	15.2	3.5	5.1
Total other comprehensive income (loss)	(147.1)	820.8	143.7
Comprehensive income	$1,454.9	$2,820.7	$1,593.6
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$1,602.0	$1,999.9	$1,449.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114.9	104.3	96.9
Amortization	294.0	269.3	277.2
Deferred income taxes	(33.4)	(272.3)	(246.6)
Impairment charges	48.9	133.2	105.4
Change in value of contingent consideration	(7.9)	48.7	171.1
Net (gain) loss on sale of investments	(83.5)	5.4	7.0
Share-based compensation expense	576.6	447.6	325.8
Share-based employee benefit plan expense	35.1	40.7	32.6
Derivative instruments	(31.4)	(71.9)	(8.7)
Other, net	18.8	(13.5)	11.0
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(304.7)	(166.3)	(101.4)
Inventory	(50.6)	(56.5)	(89.7)
Other operating assets	(326.2)	52.6	(90.9)
Accounts payable and other operating liabilities	533.0	252.3	287.2
Payment of contingent consideration	—	(14.3)	(75.0)
Income tax payable	61.2	39.1	57.4
Deferred revenue	37.1	8.0	16.7
Net cash provided by operating activities	2,483.9	2,806.3	2,225.9
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	3,799.6	2,175.9	3,642.3
Purchases of marketable securities available for sale	(1,889.3)	(2,661.4)	(3,983.6)
Payments for acquisition of businesses, net of cash acquired	(7,695.1)	(710.0)	—
Capital expenditures	(286.3)	(150.3)	(119.7)
Proceeds from sales of investment securities	92.0	—	—
Purchases of investment securities	(272.5)	(67.4)	(47.1)
Other investing activities	(7.4)	(24.8)	(20.5)
Net cash used in investing activities	(6,259.0)	(1,438.0)	(528.6)
Cash flows from financing activities:
Payment for treasury shares	(3,256.8)	(2,975.1)	(2,764.6)
Proceeds from short-term borrowing	6,111.5	2,566.9	4,462.0
Principal repayments on short-term borrowing	(6,213.2)	(3,012.2)	(4,227.9)
Proceeds from the issuance of long-term debt, net of issuance costs	7,913.3	2,470.6	1,479.6
Repayments of long-term debt	(513.9)	—	—
Net (payments) proceeds from common equity put options	(8.6)	10.3	1.2
Payment of contingent consideration	—	(25.7)	(225.0)
Net proceeds from share-based compensation arrangements	251.7	297.2	551.6
Excess tax benefit from share-based compensation arrangements	300.5	250.6	169.4
Net cash provided by (used in) financing activities	4,584.5	(417.4)	(553.7)
Effect of currency rate changes on cash and cash equivalents	(50.7)	(63.7)	0.4
Net increase in cash and cash equivalents	758.7	887.2	1,144.0
Cash and cash equivalents at beginning of period	4,121.6	3,234.4	2,090.4
Cash and cash equivalents at end of period	$4,880.3	$4,121.6	$3,234.4
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Supplemental schedule of non-cash investing and financing activity:
Fair value of contingent consideration issued in business combinations	$166.0	$1,060.0	$—
Change in net unrealized (gain) loss on marketable securities available for sale	$314.4	$(494.0)	$(205.1)
Investment in NantBioScience, Inc. preferred equity	$—	$90.0	$—
Supplemental disclosure of cash flow information:
Interest paid	$243.3	$196.2	$90.8
Income taxes paid	$361.1	$294.6	$291.9
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions)

Years Ended December 31, 2015, 2014 and 2013	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2012 (Note 1)	$8.8	$(4,823.2)	$7,536.0	$3,022.6	$(49.7)	$5,694.5
Net income				1,449.9		1,449.9
Other comprehensive income					143.7	143.7
Exercise of stock options and conversion of restricted stock units	0.2	(69.7)	623.5			554.0
Shares purchased under share repurchase program		(2,769.2)				(2,769.2)
Issuance of common stock for employee benefit plans	0.1		21.9			22.0
Expense related to share-based compensation			325.0			325.0
Income tax benefit upon exercise of stock options			170.0			170.0
Balances at December 31, 2013	$9.1	$(7,662.1)	$8,676.4	$4,472.5	$94.0	$5,589.9
Net income				1,999.9		1,999.9
Other comprehensive income					820.8	820.8
Exercise of stock options and conversion of restricted stock units	0.1	(126.1)	424.2			298.2
Shares purchased under share repurchase program		(2,929.5)				(2,929.5)
Issuance of common stock for employee benefit plans		18.9	26.5			45.4
Expense related to share-based compensation			447.5			447.5
Income tax benefit upon exercise of stock options			252.6			252.6
Balances at December 31, 2014	$9.2	$(10,698.8)	$9,827.2	$6,472.4	$914.8	$6,524.8
Net income				1,602.0		1,602.0
Other comprehensive loss					(147.1)	(147.1)
Exercise of stock options and conversion of restricted stock units	0.2	(135.4)	394.9			259.7
Shares purchased under share repurchase program		(3,256.8)				(3,256.8)
Issuance of common stock for employee benefit plans		39.2	18.5			57.7
Expense related to share-based compensation			576.6			576.6
Income tax benefit upon exercise of stock options			302.1			302.1
Balances at December 31, 2015	$9.4	$(14,051.8)	$11,119.3	$8,074.4	$767.7	$5,919.0
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts, unless otherwise indicated)
1.     Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies
Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is an integrated global biopharmaceutical company engaged primarily in the discovery, development and commercialization of innovative therapies for the treatment of cancer and inflammatory diseases through next-generation solutions in protein homeostasis, immuno-oncology, epigenetics, immunology and neuro-inflammation. Celgene Corporation was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE®, OTEZLA®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), and ISTODAX®. In addition we earn revenue through licensing arrangements.

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

Derivative Instruments and Hedges: All derivative instruments are recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange, our stock price and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

securities (MBS), non-U.S. government, agency and supranational securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. In addition, our equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements, are designated as marketable securities available for sale.

Our marketable securities available for sale are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements. In addition, we invest in debt securities that are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other-than-temporary impairment charges, is included in interest and investment income, net.

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

Concentration of Credit Risk: Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, MBS, non-U.S. government, agency and supranational securities, global corporate debt securities and asset backed securities (See Note 6). We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $187.8 million at December 31, 2015, compared to $241.8 million at December 31, 2014. Approximately $31.3 million of the $187.8 million receivable at December 31, 2015 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investments in Other Entities: We hold a portfolio of investments in equity securities and certain investment funds that are accounted for under either the equity method or cost method. Investments in companies or certain investment funds over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in other income (expense), net. Our equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements, are designated as marketable securities available for sale. Investments in equity securities of companies that become publicly traded are accounted for as available-for-sale marketable securities prospectively from the date of such companies' initial public offering if we are not restricted from selling our investment for greater than one year. Our cost method and equity method investments are included in other assets on the Consolidated Balance Sheets.

All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Intangible Assets: Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Amortization is initiated for in-process research and development (IPR&D) intangible assets when their useful lives have been determined. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized in the income statement. These IPR&D intangible assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

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

Foreign Currency Translation: Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Income. We had a net foreign exchange loss of $11.7 million in 2015, a loss of $9.5 million in 2014, and a gain of $22.2 million in 2013. These amounts include the impact of gains and losses on foreign exchange contracts not designated as hedging instruments (See Note 5).

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 U.S. Health Care Reform Law), certain states have not completed their Medicaid Managed Care Organization billing for the years of 2010 through 2015. Our accruals for these Medicaid Managed Care Organization rebates had been at elevated levels given the delays in the receipt of complete invoices from certain states. Due to the receipt of more complete claims data during 2013, 2014 and 2015, the accruals for certain states were reduced from these elevated levels as a result of both payments being applied to the accrual during 2013, 2014 and 2015 and changes in estimate of the ultimate obligation during the fourth quarters of 2013, 2014 and 2015. We will continue to adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The fair values of stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The fair values of RSU and PSU grants that are not based on market performance are based on the market value of our Common Stock on the date of grant. Certain of our PSU grants are measured based on the achievement of specified performance and market targets, including non-GAAP revenue, non-GAAP earnings per share, and relative total shareholder return. The grant date fair value for the portion of the PSUs related to non-GAAP revenue and non-GAAP earnings per share is estimated using the fair market value of our common stock on the grant date. The grant date fair value for the portion of the PSUs related to relative total shareholder return is estimated using the Monte Carlo valuation model.

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

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard and transition method will have on our consolidated financial statements and related disclosures.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). ASU 2015-16 replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 will be effective for us beginning in the first quarter of 2016. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of this updated standard to have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities and associated valuation allowances as non-current on the balance sheet instead of separating deferred taxes and associated valuation allowances into current and non-current amounts. The update may be adopted on either a prospective or retrospective basis with early adoption permitted. In order to simplify the presentation of deferred income taxes, we have chosen to adopt ASU 2015-17 in the fourth quarter of 2015 on a prospective basis. Prior periods were not retrospectively adjusted.

In January 2016, the FASB issued Accounting Standards Update 2016-01, "Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective for us beginning in the first quarter of 2018 and early adoption is available to publicly traded companies for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures, as we held publicly traded equity investments at December 31, 2015 with a fair value of $1.236 billion, as well as equity investments accounted for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available for sale equity investments will be reflected in net income after adoption.

2.     Acquisitions

Receptos, Inc. (Receptos): On August 27, 2015 (Acquisition Date), we acquired all of the outstanding common stock of Receptos, resulting in Receptos becoming our wholly-owned subsidiary. Receptos' lead drug candidate, ozanimod, is a small molecule that modulates sphingosine 1-phosphate 1 and 5 receptors and it is in development for immune-inflammatory indications, including inflammatory bowel disease and relapsing multiple sclerosis (RMS). In clinical trial results, ozanimod demonstrated several areas of potential advantage over existing oral therapies for the treatment of ulcerative colitis (UC) and RMS, including its cardiac, hepatotoxicity and lymphocyte recovery profile. The phase III TRUE NORTH trial in UC is currently underway with data expected in 2018. The phase III RADIANCE and SUNBEAM RMS trials are ongoing and data are expected in the first half of 2017. The acquisition of Receptos also included RPC4046, an anti-interleukin-13 (IL-13) antibody in development for eosinophilic

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

esophagitis (EoE), an allergic/immune-mediated orphan disease. RPC4046 was licensed from AbbVie Bahamas Ltd. and AbbVie Inc. (collectively referred to as AbbVie) and is currently in phase II testing for EoE. The results of operations for Receptos are included in our consolidated financial statements from the Acquisition Date and the assets and liabilities of Receptos have been recorded at their respective fair values on the Acquisition Date and consolidated with our assets and liabilities.

We paid approximately $7.626 billion, consisting of $7.311 billion for common stock outstanding and $0.315 billion for the portion of equity compensation attributable to the pre-combination period. In addition, we paid $0.197 billion for the portion of equity compensation attributable to the post-combination service period, which has been recorded as expense over the required service period ending in the fourth quarter of 2015.

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

The total cash consideration for the acquisition of Receptos is summarized as follows:

Total Consideration
Cash paid for outstanding common stock	$7,311.3
Cash for equity compensation attributable to pre-combination service	314.9
Total consideration	$7,626.2

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective preliminary fair values summarized below. During the fourth quarter of 2015, adjustments have been recorded to increase the amounts initially recorded for deferred tax assets, deferred tax liabilities and goodwill as of the Acquisition Date. The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the Acquisition Date.

Amounts Recognized as of the Acquisition Date (Provisional)
Working capital (1)	$479.2
Property, plant and equipment	5.0
In-process research and development product rights	6,842.0
Current deferred tax assets	241.3
Other non-current assets	7.9
Non-current deferred tax liabilities(2)	(2,519.2)
Total identifiable net assets	5,056.2
Goodwill	2,570.0
Total net assets acquired	$7,626.2

(1)  Includes cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable and other current liabilities.
(2) Upon integration of the acquired intangible assets into our offshore research, manufacturing, and commercial operations, the deferred tax liability was reclassified to a non-current tax liability. (See Note 16)

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

The excess of purchase price over the fair value amounts assigned to identifiable assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is primarily attributable to the broadening of our product portfolio and research capabilities in the inflammation and immunology therapeutic area, the assembled workforce and the deferred tax consequences of the IPR&D asset recorded for financial statement purposes. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset in our Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

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

From the Acquisition Date through December 31, 2015, our Consolidated Statements of Income included expenses of $380.5 million associated with the acquisition and operations of Receptos as follows(1):

Statements of Income Location	Acquisition Date Through December 31, 2015
Research and development	$78.6
Selling, general and administrative	5.1
Acquisition related charges and restructuring, net (2)	296.8
Total	$380.5

(1) In addition, Celgene incurred $19.9 million of acquisition related costs prior to the acquisition date.
(2) Consists of acquisition-related compensation expense and transaction costs.

Pro Forma Financial Information:
The following table provides unaudited pro forma financial information for the twelve-month periods ended December 31, 2015 and 2014 as if the acquisition of Receptos had occurred on January 1, 2014.

	Twelve-Month Periods Ended December 31,
	2015	2014
Total revenue	$9,256.0	$7,676.3
Net income	$1,630.8	$1,499.9

Net income per common share: basic	$2.06	$1.87
Net income per common share: diluted	$1.98	$1.79

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Celgene and Receptos. The pro-forma financial information assumes that the acquisition-related transaction fees and costs incurred were removed from the twelve-month period ended December 31, 2015 and were assumed to

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

have been incurred during the first quarter of 2014. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Receptos. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Quanticel Pharmaceuticals, Inc. (Quanticel): On October 19, 2015, we completed our previously announced acquisition of Quanticel, a privately held biotechnology company focused on cancer drug discovery, for consideration consisting of $95.9 million in cash at closing plus contingent consideration consisting of future payments of up to $385.0 million for achieving specified discovery and development targets. We have had a research collaboration arrangement with Quanticel since 2011. Through this purchase, Quanticel has become our wholly-owned subsidiary, and we will benefit from full access to Quanticel’s proprietary platform for the single-cell genomic analysis of human cancer, as well as Quanticel’s programs that target specific epigenetic modifiers, which we expect will advance our pipeline of innovative cancer therapies.

The acquisition was accounted for using the acquisition method of accounting for business combinations which requires the assets and liabilities of Quanticel to be recorded at their respective fair values on the acquisition date and consolidated into our Consolidated Balance Sheets. The results of operations for Quanticel have been included in our consolidated financial statements from the date of acquisition.

The fair value of consideration transferred in the acquisition of Quanticel is shown in the table below:

Fair Value at the Acquisition Date
Cash	$95.9
Fair value of pre-existing equity ownership	11.4
Contingent consideration	166.0
Total fair value of consideration	$273.3

Prior to the acquisition of Quanticel, we had an equity interest equal to approximately 5% of the company’s total capital stock (on an “as converted” basis). Based on the fair market value of this interest derived from the purchase price, we recognized a gain of $10.3 million, which is reflected as a component of other income (expense), net within our Consolidated Statement of Income for the year ended December 31, 2015.

Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the acquisition date, with $82.3 million classified as current liabilities and $83.7 million classified as non-current liabilities. We estimated the fair value of potential contingent consideration using a probability-weighted discounted cash flow approach, which reflects the probability and timing of future potential payments. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a level three liability within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a discount rate based on a market participant assumption. See Note 4 for post-acquisition changes in fair value. The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective preliminary fair values summarized below. The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the acquisition date.

Fair Value at October 19, 2015 (Provisional)
Working capital (1)	$7.0
Property, plant and equipment	1.9
Other non-current assets	0.8
Technology platform intangible asset(2)	232.0
Debt obligations	(13.9)
Non-current deferred tax liabilities	(72.3)
Total identifiable net assets	155.5
Goodwill	117.8
Total net assets acquired	$273.3

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)  Includes cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable and other current liabilities.
(2) Technology platform related to Quanticel’s proprietary technology platform for the single-cell genomic analysis of human cancer.

The fair values of current and other non-current assets, property, plant and equipment, current liabilities and debt were determined to approximate their book values.

The fair value of the technology platform intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset, which was calculated based on the multi-period excess earnings method of the income approach. The multi-period excess earnings method of the income approach included estimating probability adjusted annual after-tax net cash flows through the cycle of development and commercialization of potential products generated by the technology platform then discounting the resulting probability adjusted net post-tax cash flows using a discount rate commensurate with the risk of our overall business operations to arrive at the net present value.

The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is largely attributable to the deferred tax consequences of the finite-lived technology platform intangible asset recorded for financial statement purposes, as well as intangible assets that do not qualify for separate recognition at the time of the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. Goodwill attributable to the acquisition has been recorded as a non-current asset in our Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

The results of operations and cash flows from Quanticel are included in our consolidated financial statements as of October 19, 2015. Pro forma supplemental financial information is not provided as the impact of the Quanticel acquisition was not material to our results of operations in 2015.

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

The fair value of consideration transferred to acquire the license amounted to:

Fair Value at the Acquisition Date
Cash	$710.0
Contingent consideration	1,060.0
Total fair value of consideration	$1,770.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3.     Earnings Per Share

	2015	2014	2013
Net income	$1,602.0	$1,999.9	$1,449.9
Weighted-average shares:
Basic	792.2	802.7	827.7
Effect of dilutive securities:
Options, RSUs, PSUs, warrants and other	32.7	33.3	32.9
Diluted	824.9	836.0	860.6
Net income per share:
Basic	$2.02	$2.49	$1.75
Diluted	$1.94	$2.39	$1.68

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 14.1 million in 2015, 18.7 million in 2014 and 14.3 million in 2013.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the period of April 2009 through December 2015, our Board of Directors approved repurchases of up to an aggregate of $17.500 billion of our common stock, including the authorization in June 2015 to repurchase an additional $4.000 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During 2015 and 2014, we recorded net losses of $9.9 million and net gains of $11.6 million, respectively, from selling put options on our common stock. At December 31, 2015, we had no outstanding put options.

We repurchased 28.1 million shares of common stock under the program from all sources during 2015 at a total cost of $3.257 billion. As of December 31, 2015, we had a remaining open-ended repurchase authorization of $3.890 billion.

4.     Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014, and the valuation techniques we utilized to determine such fair value.

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

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any Level 3 assets. Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester) and Nogra in addition to contingent consideration related to the undeveloped product rights and technology platforms acquired as part of the acquisitions of Avila Therapeutics, Inc. (Avila) and Quanticel. The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Quanticel are estimated to be $120.0 million, $555.0 million and $385.0 million, respectively, and $1.865 billion plus amounts based on sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at December 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,671.6	$1,235.9	$435.7	$—
Forward currency contracts	606.0	—	606.0	—
Purchased currency options	46.7	—	46.7	—
Interest rate swaps	52.5	—	52.5	—
Total assets	$2,376.8	$1,235.9	$1,140.9	$—
Liabilities:
Contingent value rights	$(51.9)	$(51.9)	$—	$—
Written currency options	(19.1)	—	(19.1)	—
Other acquisition related contingent consideration	(1,521.5)	—	—	(1,521.5)
Total liabilities	$(1,592.5)	$(51.9)	$(19.1)	$(1,521.5)

	Balance at December 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,425.1	$1,051.3	$2,373.8	$—
Forward currency contracts	550.7	—	550.7	—
Purchased currency options	9.8	—	9.8	—
Interest rate swaps	20.0	—	20.0	—
Total assets	$4,005.6	$1,051.3	$2,954.3	$—
Liabilities:
Contingent value rights	$(136.3)	$(136.3)	$—	$—
Written currency options	(4.6)	—	(4.6)	—
Other acquisition related contingent consideration	(1,279.0)	—	—	(1,279.0)
Total liabilities	$(1,419.9)	$(136.3)	$(4.6)	$(1,279.0)

There were no security transfers between Levels 1 and 2 during years ended December 31, 2015 and 2014. The following table represents a roll-forward of the fair value of Level 3 instruments:

	2015	2014
Liabilities:
Balance at beginning of period	$(1,279.0)	$(228.5)
Amounts acquired or issued	(166.0)	(1,060.0)
Net change in fair value	(76.5)	(30.5)
Settlements	—	40.0
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,521.5)	$(1,279.0)

Level 3 liabilities outstanding as of December 31, 2015 primarily consisted of contingent consideration related to the acquisitions of Avila, Gloucester, Nogra and Quanticel. Level 3 liabilities outstanding increased by $242.5 million in 2015 compared to 2014. Amounts acquired or issued in 2015 represent $166.0 million from the October 2015 acquisition of Quanticel. The $76.5 million net increase in the fair value of Level 3 liabilities in 2015 was related to accretion of the fair value of our contingent consideration

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

due to the passage of time, which was partly offset by reductions in the probability and delays in the assumed timing of certain contingent consideration milestones related to the acquisition of Avila. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Income as acquisition related charges and restructuring, net.

5. Derivative Instruments and Hedging Activities

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates. We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts. In instances where these financial instruments are accounted for as cash flow hedges or fair value hedges, we may from time to time terminate the hedging relationship. If a hedging relationship is terminated we generally either settle the instrument or enter into an offsetting instrument.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2015 and December 31, 2014 had settlement dates within 36 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2015 and December 31, 2014:

	Notional Amount
Foreign Currency:	2015	2014
Australian Dollar	$45.1	$18.8
British Pound	289.3	304.8
Canadian Dollar	135.9	43.7
Euro	2,934.3	3,375.7
Japanese Yen	510.4	541.1
Total	$3,915.0	$4,284.1

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2015, credit risk did not materially change the fair value of our foreign currency forward contracts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2015 and December 31, 2014 were $920.0 million and $835.5 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at December 31, 2015 and 2014:

	Notional Amount[1]
	2015	2014
Foreign currency option contracts designated as hedging activity:
Purchased Put	$641.5	$152.6
Written Call	$690.0	$160.9
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

Forward Starting Interest Rate Swaps and Treasury Rate Locks: During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional value of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated other comprehensive income was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. During 2015 and in January 2016, we entered into forward starting swaps with effective dates in September 2017 and maturing in ten years.

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

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2013, 2014 and 2015. The settlement of swap contracts due to terminations and maturities resulted in the receipt of net proceeds of $10.8 million and $25.5 million in 2015 and 2014, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the notional amounts of our outstanding interest rate swap contracts at December 31, 2015 and December 31, 2014:

	Notional Amount
	2015	2014
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$—	$300.0
1.900% senior notes due 2017	300.0	300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	750.0
4.000% senior notes due 2023	700.0	150.0
3.625% senior notes due 2024	100.0	—
3.875% senior notes due 2025	250.0	—
Total	$3,550.0	$2,700.0
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31, 2015 and 2014:

		December 31, 2015
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$356.2	$18.0
	Other non-current assets	287.8	28.0
Interest rate swap agreements	Other current assets	30.7	—
	Other non-current assets	26.1	4.7
	Other non-current liabilities	0.2	0.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	46.0	5.9
	Other current liabilities	2.9	7.4
Interest rate swap agreements	Other current assets	2.4	2.3
	Other non-current assets	2.4	1.4
Total		$754.7	$68.6

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
The following table summarizes the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2015 and 2014:

	2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$429.4	Net product sales	$354.4	Other income, net	$20.0	[2]
Treasury rate lock agreements	$(27.9)	Interest expense	$(4.2)	Other income, net	$(0.2)	[3]
Forward starting interest rate swaps	$9.0	Interest expense	$(1.5)	Other income, net	$0.3	[3]

[1]	Net gains of $364.8 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

[2]
The amount of net gains recognized in income represents $23.0 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $3.0 million in losses related to the ineffective portion of the hedging relationships.

[3]	The amount of net (loss) gain recognized in income relates to the ineffective portion of the hedging relationships.

	2014
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$600.4	Net product sales	$27.5	Other income, net	$(12.2)	[1]
Treasury rate lock agreements	$—	Interest expense	$(3.5)
Forward starting interest rate swaps	$(32.3)	Interest expense	$(0.9)	Other income, net	(3.6)	[2]

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

[1]
The amount of net gain recognized in income represents $18.0 million in losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $5.8 million of gains related to the ineffective portion of the hedging relationships.

[2]	The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2015 and 2014:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2015	2014
Interest rate swaps	Interest expense	$60.3	$43.0

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2015 and 2014:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2015	2014
Foreign exchange contracts	Other income, net	$81.2	$79.3
Put options sold	Other income, net	$(9.9)	$11.6

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

6.     Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $1.413 billion and $2.251 billion at December 31, 2015 and 2014, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2015 and 2014 were as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$153.0	$—	$(0.4)	$152.6
U.S. government-sponsored agency MBS	29.8	0.1	(0.4)	29.5
Corporate debt – global	219.7	—	(1.6)	218.1
Asset backed securities	35.6	—	(0.1)	35.5
Marketable equity securities	811.5	468.1	(43.7)	1,235.9
Total available-for-sale marketable securities	$1,249.6	$468.2	$(46.2)	$1,671.6

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$1,044.7	$0.3	$(0.8)	$1,044.2
U.S. government-sponsored agency securities	145.1	0.1	(0.1)	145.1
U.S. government-sponsored agency MBS	531.1	1.0	(2.7)	529.4
Non-U.S. government, agency and supranational securities	32.4	—	(0.1)	32.3
Corporate debt – global	446.3	0.6	(1.2)	445.7
Asset backed securities	177.3	—	(0.2)	177.1
Marketable equity securities	335.2	716.3	(0.2)	1,051.3
Total available-for-sale marketable securities	$2,712.1	$718.3	$(5.3)	$3,425.1

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in publicly traded equity securities.  The decrease in net unrealized gains in marketable equity securities in 2015 compared to 2014 primarily reflects the decrease in market value for certain equity investments subsequent to their respective initial public offerings. Net unrealized losses in marketable debt securities primarily reflect the impact of increased interest rates at December 31, 2015.

The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2015, was as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2015	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$143.6	$(0.4)	$—	$—	$143.6	$(0.4)
U.S. government-sponsored agency MBS	12.8	(0.3)	6.8	(0.1)	19.6	(0.4)
Corporate debt – global	193.5	(1.6)	—	—	193.5	(1.6)
Asset backed securities	29.6	(0.1)	5.9	—	35.5	(0.1)
Marketable equity securities	494.4	(43.7)	—	—	494.4	(43.7)
Total	$873.9	$(46.1)	$12.7	$(0.1)	$886.6	$(46.2)

The Company believes that the decline in fair value of securities held at December 31, 2015 below their cost is temporary and intends to retain its investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments.

Duration periods of available-for-sale debt securities at December 31, 2015 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$58.4	$58.3
Duration of one through three years	363.7	361.8
Duration of three through five years	15.9	15.6
Total	$438.0	$435.7

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     Inventory
A summary of inventories by major category at December 31, 2015 and 2014 follows:

	2015	2014
Raw materials	$201.3	$200.0
Work in process	120.0	101.5
Finished goods	122.1	91.6
Total	$443.4	$393.1

8.     Property, Plant and Equipment

Property, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Land	$75.4	$37.9
Buildings	274.1	260.8
Building and operating equipment	33.1	32.0
Leasehold improvements	152.3	135.5
Machinery and equipment	246.6	213.5
Furniture and fixtures	53.2	48.8
Computer equipment and software	389.6	332.8
Construction in progress	221.3	104.8
Subtotal	1,445.6	1,166.1
Less accumulated depreciation and amortization	631.5	523.5
Total	$814.1	$642.6

The increase in the balance of construction in progress from December 31, 2014 to December 31, 2015 primarily relates to the expansion of our corporate headquarters in Summit, New Jersey.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.     Other Financial Information

Accrued expenses at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Compensation	$297.8	$285.2
Rebates, distributor chargebacks and distributor services	365.5	232.9
Clinical trial costs and grants	255.1	189.5
Interest	170.3	59.1
Royalties, license fees and collaboration agreements	75.9	26.7
Commercial related activities	38.7	56.2
Sales returns	18.8	10.2
Rent	18.1	14.0
Professional services	14.9	7.9
Other taxes	7.9	9.3
Other	113.7	100.1
Total	$1,376.7	$991.1

Other current liabilities at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Deferred tax liability	$—	$131.2
Contingent consideration – Quanticel acquisition	82.5	—
Contingent consideration – Nogra acquisition	24.9	24.7
Contingent consideration – Avila acquisition	2.0	9.8
Compensation	55.6	32.6
Sales, use and value added tax	61.1	56.8
Derivative contracts	4.5	2.6
Collaboration agreement upfront payable	40.3	14.0
Other	0.1	4.1
Total	$271.0	$275.8

Other non-current liabilities at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Contingent consideration – Quanticel acquisition	$84.2	$—
Contingent consideration – Nogra acquisition	1,214.5	1,110.8
Contingent consideration – Avila acquisition	94.5	114.2
Contingent consideration – Gloucester acquisition	18.9	19.5
Contingent Value Rights - Abraxis acquisition	51.9	136.3
Deferred compensation and long-term incentives	170.5	150.5
Deferred tax liability	377.7	555.6
Other	29.5	49.8
Total	$2,041.7	$2,136.7

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.   Intangible Assets and Goodwill

Intangible Assets: Our finite lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis), Avila and Quanticel acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Receptos, Nogra and Gloucester acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 9.7 years.

Intangible assets outstanding as of December 31, 2015 and December 31, 2014 are summarized as follows:

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,448.3)	$1,957.6
Technology	565.7	(197.1)	368.6
Licenses	66.7	(22.3)	44.4
Other	44.0	(27.1)	16.9
	4,082.3	(1,694.8)	2,387.5
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,552.9	$(1,694.8)	$10,858.1

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,234.1)	$2,171.8
Technology	333.7	(135.1)	198.6
Licenses	67.0	(18.1)	48.9
Other	42.5	(22.9)	19.6
	3,849.1	(1,410.2)	2,438.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,628.7	—	1,628.7
Total intangible assets	$5,477.8	$(1,410.2)	$4,067.6

The gross carrying value of intangible assets increased by $7.075 billion in 2015 compared to 2014 primarily due to the addition of $6.842 billion of IPR&D from the Receptos acquisition and $0.232 billion of a technology platform from the Quanticel acquisition.

Amortization expense was $284.7 million, $263.9 million and $270.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense increased by a net $20.8 million in 2015 compared to 2014, the increase primarily related to the amortization of technology related to the acquisition of Quanticel and an acceleration of amortization expense related to certain Gloucester related intangible assets. Assuming no changes in the gross carrying amount of intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $373.1 million in 2016, $372.4 million in 2017, $299.1 million in 2018, $162.9 million in 2019, and $153.8 million in 2020.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill: At December 31, 2015, our goodwill related to the 2015 acquisitions of Receptos and Quanticel, 2014 acquisition of Nogra, the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2014	$2,191.2
Acquisition of Receptos	2,570.0
Acquisition of Quanticel	117.8
Balance at December 31, 2015	$4,879.0

11.   Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt outstanding at December 31, 2015 and December 31, 2014 includes:

	2015	2014
Commercial paper	$—	$99.6
2.450% senior notes due 2015	—	506.3
Total	$—	$605.9

Long-Term Debt:   We have an aggregate $14.250 billion principal amount of senior notes outstanding at varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes at December 31, 2015 and 2014 are summarized below:

	2015	2014
1.900% senior notes due 2017	$501.2	$501.0
2.125% senior notes due 2018	999.9	—
2.300% senior notes due 2018	401.7	401.2
2.250% senior notes due 2019	505.1	502.5
2.875% senior notes due 2020	1,497.5	—
3.950% senior notes due 2020	507.1	502.8
3.250% senior notes due 2022	1,016.1	1,010.2
3.550% senior notes due 2022	997.4	—
4.000% senior notes due 2023	710.3	708.5
3.625% senior notes due 2024	1,001.7	996.8
3.875% senior notes due 2025	2,475.6	—
5.700% senior notes due 2040	249.6	249.5
5.250% senior notes due 2043	396.7	396.7
4.625% senior notes due 2044	996.6	996.5
5.000% senior notes due 2045	1,993.9	—
Total long-term debt	$14,250.4	$6,265.7

At December 31, 2015, the fair value of our outstanding Senior Notes was $14.299 billion and represented a Level 1 measurement within the fair value measurement hierarchy.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In 2015, the 2.45% senior notes with a principal amount of $500.0 million matured and were repaid. We also assumed $13.9 million of debt obligations as part of the acquisition of Quanticel in 2015 that were repaid in 2015.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of December 31, 2015, a balance of $68.1 million in losses remained in accumulated OCI related to settlements of these derivative instruments and will be recognized as interest expense over the life of the notes.

At December 31, 2015, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 5. Our swap contracts outstanding at December 31, 2015 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of December 31, 2015, we had a balance of $33.1 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $6.0 million related to the settlement of swap contracts during 2015.

Commercial Paper: The carrying value of Commercial Paper as of December 31, 2015 and 2014 was $0.0 million and $99.6 million, respectively, and approximated its fair value. As of December 31, 2015, we had available capacity to issue up to $1.750 billion of Commercial Paper and there were no borrowings under the Program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.750 billion, which was increased from $1.500 billion in April 2015. Also in April 2015, the term of the Credit Facility was extended from April 18, 2018 to April 17, 2020. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $2.000 billion.  Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At December 31, 2015 and 2014, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial covenants as of December 31, 2015.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.   Stockholders' Equity

Preferred Stock: Our Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5.0 million shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

Common Stock: At December 31, 2015, we were authorized to issue up to 1.150 billion shares of common stock of which shares of common stock issued totaled 940.1 million.

Treasury Stock: During the period of April 2009 through December 2015, our Board of Directors has approved repurchases of up to an aggregate $17.500 billion of our common stock, including the June 2015 authorization to repurchase an additional $4.000 billion of our common stock. We repurchased $3.251 billion, $2.928 billion, and $2.769 billion of treasury stock under the program in 2015, 2014 and 2013, respectively, excluding transaction fees. As of December 31, 2015 an aggregate 146.9 million common shares were repurchased under the program at an average price of $92.67 per common share and total cost of $13.610 billion.

Other: When employee awards of RSUs vest and are settled net in order to fulfill minimum statutory tax withholding requirements, the shares withheld are reflected as treasury stock.

A summary of changes in common stock issued and treasury stock is presented below (in millions of shares):

	Common Stock	Common Stock in Treasury
December 31, 2012	880.9	(78.7)
Exercise of stock options and conversion of restricted stock units	25.0	(0.5)
Issuance of common stock for employee benefit plans	0.6	—
Shares repurchased under share repurchase program	—	(22.3)
December 31, 2013	906.5	(101.5)
Exercise of stock options and conversion of restricted stock units	18.3	(1.3)
Issuance of common stock for employee benefit plans	—	0.2
Shares repurchased under share repurchase program	—	(22.0)
December 31, 2014	924.8	(124.6)
Exercise of stock options and conversion of restricted stock units	15.3	(1.2)
Issuance of common stock for employee benefit plans	—	0.4
Shares repurchased under share repurchase program	—	(28.1)
December 31, 2015	940.1	(153.5)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.   Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(6.9)	$137.3	$(36.0)	$(0.4)	$94.0
Other comprehensive income (loss) before reclassifications	(8.6)	320.1	580.4	(49.8)	842.1
Amount reclassified from accumulated other comprehensive income	—	3.5	(24.8)	—	(21.3)
Net current-period other comprehensive income (loss)	(8.6)	323.6	555.6	(49.8)	820.8
Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8
Other comprehensive income (loss) before reclassifications	1.6	(204.6)	417.7	(26.1)	188.6
Amount reclassified from accumulated other comprehensive income	—	15.2	(350.9)	—	(335.7)
Net current-period other comprehensive income (loss)	1.6	(189.4)	66.8	(26.1)	(147.1)
Balance December 31, 2015	$(13.9)	$271.5	$586.4	$(76.3)	$767.7

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Years Ended December 31,
		2015	2014	2013
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$354.4	$27.5	$10.7
Treasury rate lock agreements	Interest (expense)	(4.2)	(3.5)	(3.4)
Interest rate swap agreements	Interest (expense)	(1.5)	(0.9)	—
	Income tax benefit	2.2	1.7	6.9
Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(23.4)	(5.4)	(7.3)
	Income tax benefit	8.2	1.9	2.2
Total reclassification, net of tax		$335.7	$21.3	$9.1

14.   Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 15, 2015) (Plan) that provides for the granting of options, RSUs, PSUs and other share-based awards to our employees and officers. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 17, 2015, our stockholders approved an amendment of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 247.8 million shares of Common Stock, which includes 19.8 million new shares of Common Stock; and an extension of the term of the Plan through April 15, 2025.

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

Shares of common stock available for future share-based grants under all plans were 38.3 million at December 31, 2015.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Cost of goods sold	$31.7	$26.2	$18.5
Research and development	250.7	196.5	144.7
Selling, general and administrative	294.2	224.9	162.6
Total share-based compensation expense	576.6	447.6	325.8
Tax benefit related to share-based compensation expense	161.2	129.3	94.5
Reduction in income	$415.4	$318.3	$231.3

Included in share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was compensation expense related to non-qualified stock options of $346.1 million, $276.3 million and $197.6 million, respectively. Net proceeds received from share-based compensation arrangements for the years ended December 31, 2015, 2014 and 2013 were $251.7 million, $297.2 million and $551.6 million, respectively, and the excess tax benefit recognized was $300.5 million, $250.6 million and $169.4 million, respectively. We do not recognize a deferred tax asset for excess tax benefits that have not been realized and have adopted the tax law method as our accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options: As of December 31, 2015, there was $640.9 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.0 years.

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 was $38.83 per share, $27.92 per share and $20.22 per share, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.17% - 1.72%	1.51% - 1.90%	0.68% - 1.70%
Expected volatility	31% - 38%	28% - 37%	27% - 35%
Weighted average expected volatility	34%	33%	31%
Expected term (years)	5.02 - 5.04	5.02 - 5.06	5.03 - 5.50
Expected dividend yield	0%	0%	0%

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

The following table summarizes all stock option activity for the year ended December 31, 2015:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2014	77.2	$49.47	6.9	$4,823.8
Changes during the Year:
Granted	11.8	118.65
Exercised	(11.5)	34.39
Forfeited	(1.7)	74.20
Expired	(0.1)	39.48
Outstanding at December 31, 2015	75.7	$61.99	6.6	$4,411.8
Vested at December 31, 2015 or expected to vest in the future	75.1	$61.64	6.6	$4,400.1
Vested at December 31, 2015	41.2	$41.12	5.3	$3,238.5

The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $266.5 million, $211.3 million and $159.3 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $993.5 million, $946.6 million and $814.7 million, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units: We issue RSUs, under our equity program in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and RSUs. The employee may choose between alternate Company defined mixes of stock options and RSUs, with the number of options to be granted reduced by four for every one RSU to be granted. Information regarding the Company's RSUs for the year ended December 31, 2015 is as follows:

Nonvested RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	9.4	$59.02
Changes during the period:
Granted	2.5	112.98
Vested	(3.8)	37.57
Forfeited	(0.4)	71.95
Nonvested at December 31, 2015	7.7	$86.28

As of December 31, 2015, there was $325.0 million of total unrecognized compensation cost related to non-vested RSU awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

Performance-Based Restricted Stock Units: We grant performance-based restricted stock units that vest contingent upon the achievement of pre-determined performance-based milestones that are either related to product development or the achievement of specified performance and market targets, including revenue, earnings per share, and relative total shareholder return. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended December 31, 2015 (shares in thousands):

Nonvested Performance-Based RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	133	$69.57
Changes during the period:
Granted	211	112.14
Vested	—	—
Forfeited	(10)	82.91
Non-vested at December 31, 2015	334	$96.07

As of December 31, 2015, there was $17.9 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a weighted-average period of 1.6 years.

15.   Employee Benefit Plans

We sponsor an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended (the Code) for our U.S. employees. Our contributions to the U.S. savings plan are discretionary and have historically been made in the form of our common stock (See Note 12). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $35.1 million, $40.7 million and $32.6 million in 2015, 2014 and 2013, respectively.

We also sponsor defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. We also maintain defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2015.

In 2000, our Board of Directors approved a deferred compensation plan. The plan was frozen effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of American Jobs Creation Act of 2004, Section 409A (Section 409A).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2005, our Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as our ongoing deferred compensation plan and is intended to comply with Section 409A. Eligible participants, which include certain top-level executives as specified by the plan, can elect to defer up to an amended 90% of the participant's base salary, 100% of cash bonuses and equity compensation allowed under Section 409A. Company contributions to the deferred compensation plan represent a match to certain participants' deferrals up to a specified percentage, which currently ranges from 10% to 20%, depending on the employee's position as specified in the plan, of the participant's base salary. We recorded expenses of $0.3 million, $0.3 million and $0.6 million related to the deferred compensation plans in 2015, 2014 and 2013, respectively. The Company's matches are fully vested upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2015 and 2014, we had a deferred compensation liability included in other non-current liabilities in the Consolidated Balance Sheets of approximately $104.5 million and $91.0 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measurement alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

In 2003, we established a Long-Term Incentive Plan (LTIP) designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2016, 2017 and 2018. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share (as defined in the LTIP); 37.5% on total non-GAAP revenue (as defined in the LTIP); and 25% on relative total shareholder return, which is a measurement of our stock price performance during the applicable three-year period compared with a group of other companies in the biopharmaceutical industry.

Threshold, target and maximum cash payout levels under the three current LTIP performance cycles are calculated as a percentage between 0% to 200% of each participant’s base salary at the time the LTIP was approved by the Compensation Committee. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. Share-based payout levels are calculated using the cash-based threshold, target and maximum levels, divided by the average closing price of Celgene stock for the 30 trading days prior to the commencement of each performance cycle. Therefore, final share-based award values are reflective of the stock price at the end of the measurement period. The Compensation Committee may determine that payments made in common stock are restricted from trading for a period of time. The estimated payout value for the concluded 2015 Plan is $17.4 million, which is included in accrued expenses at December 31, 2015, and the maximum potential cash-based payout, assuming maximum objectives are achieved for the 2016, 2017 and 2018 Plans are $25.2 million, $16.4 million and $16.3 million respectively. The reduction in the maximum potential cash-based payout for the 2017 Plan reflects a shift in the mix of compensation components for certain senior executives, including performance-based equity compensation in lieu of LTIP participation. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2015, 2014 and 2013, we recognized expense related to the LTIP of $24.9 million, $42.3 million and $40.8 million, respectively.

16.   Income Taxes

Income before income taxes is as follows:

	2015	2014	2013
U.S.	$524.8	$565.0	$36.8
Non-U.S.	1,498.7	1,762.4	1,628.6
Income before income taxes	$2,023.5	$2,327.4	$1,665.4

For the years ended December 31, 2015, 2014 and 2013, U.S. income before income taxes reflects charges related to share-based compensation, up-front collaboration payments, asset impairments, acquisitions and interest expense which in the aggregate, decreased in the United States from 2013 to 2014. Many of these charges are not deductible for U.S. income tax purposes. These charges were lower outside the United States in those years.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for taxes on income is as follows:

	2015	2014	2013
United States:
Taxes currently payable:
Federal	$320.7	$489.4	$352.6
State and local	63.1	56.3	45.4
Deferred income taxes	(28.7)	(273.8)	(245.1)
Total U.S. tax provision	355.1	271.9	152.9
International:
Taxes currently payable	71.1	54.1	64.1
Deferred income taxes	(4.7)	1.5	(1.5)
Total international tax provision	66.4	55.6	62.6
Total provision	$421.5	$327.5	$215.5

Amounts are reflected in the preceding tables based on the location of the taxing authorities. We do not provide for U.S. federal or state income taxes on unremitted earnings of our international subsidiaries that are indefinitely invested outside the United States. As of December 31, 2015, we have not made a U.S. tax provision on $9.667 billion of unremitted earnings of our international subsidiaries. As these earnings are expected to be reinvested overseas indefinitely, it is not practicable to compute the estimated deferred tax liability on these earnings.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which we received a tax deduction but that have not yet been recorded in the Consolidated Statements of Income and the tax effects of acquisition related temporary differences). We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment. At December 31, 2015 and 2014, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances. The valuation allowances relate primarily to certain deferred tax assets acquired in the Receptos acquisition and certain fair value adjustments which are expected to result in non-deductible losses.

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

At December 31, 2015 and 2014 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2015		2014
	Assets	Liabilities	Assets	Liabilities
NOL carryforwards	$56.2	$—	$4.5	$—
Deferred revenue	1.8	—	1.7	—
Capitalized research expenses	3.8	—	4.8	—
Tax credit carryforwards	10.7	—	5.0	—
Non-qualified stock options	340.9	—	250.5	—
Plant and equipment, primarily differences in depreciation	2.0	—	—	(7.4)
Inventory	11.3	—	14.5	—
Other assets	43.0	(3.7)	41.5	(4.0)
Intangible assets	661.3	(1,135.4)	654.7	(1,183.2)
Accrued and other expenses	233.2	—	191.6	—
Unremitted earnings	—	(316.5)	—	(316.5)
Unrealized (gains) losses on securities	—	(129.9)	—	(236.5)
Subtotal	1,364.2	(1,585.5)	1,168.8	(1,747.6)
Valuation allowance	(90.8)	—	(39.7)	—
Total deferred taxes	$1,273.4	$(1,585.5)	$1,129.1	$(1,747.6)
Net deferred tax asset (liability)		$(312.1)		$(618.5)

At December 31, 2015 and 2014, deferred tax assets and liabilities were classified on our Consolidated Balance Sheets as follows:

	2015	2014
Current assets(1)	$—	$11.7
Other assets (non-current)	65.6	56.6
Current liabilities(1)	—	(131.2)
Other non-current liabilities	(377.7)	(555.6)
Net deferred tax asset (liability)	$(312.1)	$(618.5)
(1) Balances reflect our early adoption of ASU 2015-17 on a prospective basis, which requires companies to classify all deferred tax assets and liabilities and associated valuation allowances as non-current on the balance sheet instead of separating deferred taxes and associated valuation allowances into current and non-current amounts. Prior periods were not retrospectively adjusted.

Reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

Percentages	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(21.0)%	(22.3)%	(28.8)%
Unremitted earnings	—%	—%	—%
State taxes, net of federal benefit	1.2%	1.0%	0.6%
Change in valuation allowance	2.0%	0.2%	1.2%
Acquisition related differences	4.5%	(0.3)%	3.7%
Changes in uncertain tax positions	(0.5)%	(0.4)%	0.8%
Other	(0.4)%	0.9%	0.4%
Effective income tax rate	20.8%	14.1%	12.9%

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statutory income tax rate to our effective tax rate. The benefit related to foreign tax rate differences primarily results from our commercial operations in Switzerland, which include significant research and development and manufacturing for worldwide markets. We operated under an income tax agreement in Switzerland through 2015 that provided an exemption from most Swiss income taxes on our operations in Switzerland. In 2013, we entered into a new agreement with the Swiss tax authorities which reflects the planned expansion of our Swiss operations and coupled with a 2014 reorganization of our Swiss operations will result in similar tax benefits through the end of 2024. The difference between the maximum statutory Swiss income tax rate (approximately 17.0% in 2015, 18.4% in 2014 and 19.7% in 2013) and our Swiss income tax rate under the tax agreement resulted in a reduction in the 2015, 2014 and 2013 effective tax rates of 25.7, 18.0 and 25.1 percentage points, respectively. The increase in benefits reflected in the foreign tax rate differences from 2014 to 2015 resulted primarily from an increase in the proportion of consolidated income before taxes from Swiss operations.

At December 31, 2015, we had federal NOL carryforwards of approximately $114.2 million and combined state NOL carryforwards of approximately $883.5 million that will expire in the years 2016 through 2035. We also have research and experimentation credit carryforwards of approximately $16.8 million that will expire in the years 2018 through 2034. Excess tax benefits related to stock option deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, we have not recorded deferred tax assets for certain stock option deductions included in our state NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2015, deferred tax assets have not been recorded on state NOL carryforwards of approximately $476.4 million and for research and experimentation credits of approximately $4.0 million. These stock option tax benefits are expected to be recorded as an increase in additional paid-in capital when realized.

We realized share-based compensation deduction benefits in 2015, 2014 and 2013 for income tax purposes and have increased additional paid-in capital in the amount of approximately $302.1 million, $252.6 million and $170.0 million, respectively. We have recorded deferred income taxes related to net unrealized gains on securities as a component of accumulated other comprehensive income resulting in a deferred income tax liability at December 31, 2015 and 2014 of $129.9 million and $236.5 million, respectively.

On August 27, 2015, we acquired all of the outstanding common stock of Receptos. The acquisition was accounted for using the acquisition method of accounting, and we recorded a deferred tax liability of $2.519 billion related to the acquisition. Upon integration of the acquired assets into our offshore research, manufacturing, and commercial operations, the deferred tax liability was reclassified to a non-current tax liability. This liability represents an estimate of income tax that may be incurred in the future. This income tax liability is contingent upon successful development of the acquired IPR&D into a commercially viable product and would be incurred over the product's economic useful life.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2015	2014
Balance at beginning of year	$251.8	$219.2
Increases related to prior year tax positions	—	2.8
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	84.8	44.4
Settlements	—	(10.0)
Lapse of statute	(10.8)	(4.6)
Balance at end of year	$325.8	$251.8

These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $300.8 million would have a net impact on the effective tax rate. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. Accrued interest at December 31, 2015 and 2014 is approximately $32.6 million and $28.1 million, respectively.

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
17.   Collaboration Agreements
We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments for options to acquire rights to products and product candidates and other rights, as well as potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments. These arrangements could include obligations for us to make equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. Summarized financial information related to our alliances is presented in tabular format after the description of alliances:

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The collaboration and license agreement may be terminated by us at our discretion on a program-by-program basis upon 120 days prior written notice, or by either party for material breach, intellectual property challenge, or bankruptcy by the other party. With certain exceptions, the collaboration and license agreement expires in its entirety upon the expiration of all applicable royalty terms under the Agreement.

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

Under the collaboration, the parties perform initial research and development for a term of four years. If, during such research term, a drug candidate meets certain criteria, then the parties enter into a pre-negotiated license agreement and the collaboration continues until all license agreements have expired and all applicable royalty terms under the collaboration with respect to the particular products have expired. Each license agreement, if not terminated sooner, expires upon the expiration of all applicable royalty terms under such agreement. Upon the expiration of each license agreement, we will have an exclusive, fully-paid, royalty-free license to use the applicable FORMA intellectual property to manufacture, market, use and sell the product developed under such agreement outside of the United States. As of December 31, 2015, we have entered into three such license agreements with FORMA and paid the applicable upfront payments under such license agreements totaling $68.0 million.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations with successive terms of two years each for additional payments totaling approximately $375.0 million. If we exercise our option to enter into both of these additional collaborations, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly owned assets within FORMA at that time. In April, 2015, we entered into the first license agreement with FORMA under the second collaboration and made a $20.0 million upfront payment for the license.

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

In August 2015, we entered into an amendment to the agreement with Acetylon to extend the expiration date of the agreement to May 2, 2016 and remove our right to further extend the expiration date. Further, we have the ability to terminate the agreement at our discretion upon written notice to Acetylon.

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

The collaboration agreement also includes option exercise payments and payments for achievement of development, regulatory and commercial milestones, paid on a per-program basis. For the demcizumab program, these contingent payments could total up to approximately $790.0 million, and include a payment for achievement of predetermined safety criteria in phase II clinical trials, which was achieved on December 31, 2015 resulting in a $70.0 million payment in February 2016. For the anti-DLL4/VEGF bispecific antibody program, contingent payments could total up to $505.0 million. For the other four programs, each program is eligible for up to approximately $440.0 million of contingent payments. OncoMed could also receive more than $100.0 million in contingent payments for the small molecule program.

The collaboration agreement may be terminated by us on a program-by-program basis upon 120 days prior written notice before exercise of that program option, and after such program option exercise, by either party for material breach by the other party.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With certain exceptions, the collaboration agreement expires upon the later of (a) the last-to-expire option term and (b) if one or more options are exercised, the termination or expiration of the last to expire agreement with respect to such exercised option.
NantBioScience, Inc. (NantBioScience): In January 2014, we entered into a collaboration agreement with NantBioScience, an entity controlled by Dr. Patrick Soon-Shiong in which Celgene contributed $75.0 million of cash, the rights to the future royalty stream based on net sales of certain products of Active Biomaterials, LLC, another entity controlled by Dr. Patrick Soon-Shiong, and licenses to two nab® product candidates. In return, Celgene received a 14 percent preferred equity ownership in NantBioScience, an option to license a certain number of product candidates developed by NantBioScience, including the two nab® product candidates that Celgene is licensing to NantBioScience, and the parent company of NantBioScience assumed, and agreed to pay and satisfy when due, our obligation to pay The Chan Soon-Shiong Institute for Advanced Health (CSS Institute) $50.0 million in contingent, matching contributions. The transaction became effective in March 2014. Unless Celgene terminates the collaboration earlier, in Celgene’s sole discretion upon 30 days written notice, the collaboration will continue until the earliest to occur of: (a) Celgene licensing four NantBioScience product candidates; (b) NantBioScience presenting data packages for ten product candidates; and (c) the date which is 10 years after the effective date. Regardless of any termination of the collaboration, the 14 percent preferred equity ownership in NantBioScience and the assumption of the $50.0 million in contingent, matching contributions by the parent company of NantBioScience remain in effect. We performed a valuation of the components of the transaction and allocated the consideration transferred as follows: $50.0 million for the collaboration agreement upfront expense; $25.0 million related to the settlement of contingent matching contributions, and; $90.0 million related to the equity ownership in NantBioScience.
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

Lycera Corp. (Lycera): In June 2015, we entered into a collaboration and option agreement with Lycera. Under the agreement, the parties will support the development of Lycera’s portfolio of immune modulator assets, including (1) oral agonists that target RORy, a master control switch of immune system activation, for the potential treatment of a broad range of cancers, and (2) LYC-30937, an oral gut-directed ATPase modulator currently in phase I clinical studies. In addition, we have an exclusive right to acquire Lycera at a later date at a purchase price based upon future independent company valuations.

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

Under the terms of the agreement, we made an upfront payment of $82.5 million to Lycera. We received an exclusive option for an additional fee to license Lycera’s portfolio of ex-vivo RORy agonist compounds, an equity interest and an exclusive right to acquire Lycera. If we exercise the acquisition right, Lycera shareholders will be also eligible to receive future success-based milestone payments of up to $190.0 million. The upfront payment to Lycera was accounted for as $69.5 million of upfront collaboration payment included in research and development expense and $13.0 million as non-current assets consisting of $10.0 million for an equity investment and $3.0 million for an option to acquire the remaining shares outstanding.

The agreement has an initial term of 3 years and may be terminated earlier at our discretion upon 6 months’ prior written notice to Lycera and by either party upon material breach of the other party, subject to cure periods. In December 2015, we entered into a license agreement with Lycera, under which Lycera granted to us an exclusive license for Lycera’s portfolio of novel ex vivo RORy agonist compounds and we made a $17.5 million upfront payment which is included in research and development expense.

Juno Therapeutics, Inc. (Juno): In June 2015, we announced a collaboration and investment agreement with Juno for the development and commercialization of immunotherapies for cancer and autoimmune diseases. The collaboration and investment agreement became effective on July 31, 2015 after an early termination of the Hart-Scott-Rodino Antitrust waiting period. Under

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The collaboration agreement has an initial term of ten years. If the parties enter into any pre-negotiated license or co-commercialization agreement during the initial term, the collaboration agreement will continue until all such license and co-commercialization agreements have expired. The collaboration agreement may be terminated at our discretion upon 120 days prior written notice to Juno and by either party upon material breach of the other party, subject to cure periods.

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

Under the terms of the collaboration, we made an upfront payment to Nurix of $149.8 million, plus an equity investment of $17.0 million, which amounted to approximately 11 percent of Nurix outstanding equity, for an option to license future programs. The option term for each of these programs is the earlier of either (a) 45 days after the delivery of a phase I data package, or (b) four years, which period we may extend twice for the payment of additional fees. During the term, Nurix may focus on investigating E3 ubiquitin ligases and E2 conjugating enzymes to identify the most promising drug discovery programs for use in oncology or inflammation and immunology therapeutic applications. Nurix will control and is responsible for all drug discovery and development activities through the end of phase I clinical trials.

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

Other Collaboration Arrangements in 2015:    In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during 2015 that include the potential for future milestone payments of up to an aggregate $120.0 million related to the attainment of specified developmental, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information related to our collaboration agreements is presented below:

		Year ended December 31,					As of December 31,[1]
		Research and Development Expense
		Upfront Fees	Milestones	Extension/ Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	2015	$—	$—	$—	$—	$—	$—	$224.9	14%
	2014	—	—	—	—	52.4	—	179.7	14%
	2013	—	17.0	—	—	10.0
	2012 and prior	70.0	27.5	—	—	30.5

Acetylon	2015	—	—	—	20.2	15.0	0.2	30.0	14%
	2014	—	—	—	15.3	—	20.4	25.0	10%
	2013	50.0	—	—	4.3	10.0
	2012 and prior	—	—	—	—	15.0

Agios	2015	9.0	—	—	—	—	1.0	340.4	13%
	2014	—	—	20.0	—	38.3	—	587.4	14%
	2013	—	—	20.0	—	12.8
	2012 and prior	121.2	—	20.0	—	37.5

AstraZeneca	2015	450.0	—	—	—	—	—	N/A	N/A

bluebird	2015	—	—	—	4.9	—	20.2	N/A	N/A
	2014	—	—	—	0.1	—	0.1	N/A	N/A
	2013	74.7	—	—	—	—

Epizyme	2015	—	—	10.0	—	—	—	58.9	9%
	2014	—	—	—	—	9.9	—	69.3	11%
	2013	—	25.0	—	—	1.0
	2012	65.0	—	—	—	25.0

FORMA	2015	59.0	—	—	—	—	0.1	N/A	N/A
	2014	225.0	—	—	0.1	—	0.1	N/A	N/A
	2013	52.8	—	—	—	—

Juno	2015	575.1	—	—	—	424.9	—	401.8	9%

Lycera	2015	87.0	—	—	—	10.0	3.0	10.0	8%

NantBioScience[2]	2015	—	—	—	—	—	—	90.0	13%
	2014	50.0	—	—	—	90.0	—	90.0	14%

Nurix	2015	149.8	—	—	—	17.0	0.2	17.0	11%

OncoMed	2015	2.5	70.0	—	—	—	—	33.1	5%
	2014	2.5	—	—	—	—	—	32.0	5%
	2013	155.0	—	—	—	22.2

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Year ended December 31,					As of December 31,[1]
		Research and Development Expense
		Upfront Fees	Milestones	Extension/ Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Sutro	2015	—	—	—	4.8	—	22.9	17.6	16%
	2014	72.6	—	—	0.2	11.9	12.8	17.6	15%
	2013	—	—	—	2.1	1.7
	2012	26.3	—	—	0.2	4.0

Other Collaboration Arrangements	2015	69.8	8.0	8.1	0.9	50.0	25.0	105.4	N/A
	2014	103.5	8.3	—	7.5	55.7	34.4	132.7	N/A
	2013	243.3	1.0	—	0.9	71.7
1 Year-end balance and percentage of outstanding equity are presented for the current and prior year.
2 $25.0 million of expense related to the settlement of contingent matching contributions was also recognized in 2014 at the inception of the collaboration agreement with NantBioScience and included in Selling, General and Administrative expense.
18.   Commitments and Contingencies
Contingent Value Rights: In connection with the acquisition of Abraxis in 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the NASDAQ Global Market under the symbol "CELGZ." The fair value of the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the Abraxis Acquisition Date, we measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings. The fair value of our liability related to the CVRs was $51.9 million at the end of 2015 compared to $136.3 million at the end of 2014.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Leases:  We lease offices and research facilities under various operating lease agreements in the United States and international markets. We also lease automobiles and certain equipment in these same markets. At December 31, 2015, the non-cancelable lease terms for the operating leases expire at various dates between 2016 and 2025 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are:

Operating Leases
2016	$56.1
2017	47.9
2018	35.1
2019	24.1
2020	19.6
Thereafter	49.5
Total minimum lease payments	$232.3
Total rental expense under operating leases was approximately $66.2 million in 2015, $62.2 million in 2014 and $50.9 million in 2013.
Lines of Credit: We maintain lines of credit with several banks to support our hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of our subsidiaries. Lines of credit supporting our hedging programs as of December 31, 2015 allowed us to enter into derivative contracts with settlement dates through 2018. As of December 31, 2015, we have entered into derivative contracts with net notional amounts totaling $9.275 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2015 allowed us to have letters of credit and guarantees issued on behalf of our subsidiaries totaling $101.7 million.
Other Commitments:  Our obligations related to product supply contracts totaled $183.7 million at December 31, 2015. In addition, we have committed to invest an aggregate $20.4 million in an investment fund, which is callable at any time. We are also committed to pay the remaining $4.0 million balance due from our acquisition of a manufacturing facility in Switzerland.
Collaboration Arrangements:  We have entered into certain research and development collaboration agreements, as identified in Note 17 above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets at December 31, 2015 and 2014.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Among the principal matters pending are the following:

Patent Related Proceedings:

REVLIMID®: We received Notice Letters, dated August 30, 2010, June 12, 2012 and April 3, 2014 from Natco Pharma Limited of India (Natco) notifying us of Natco’s Abbreviated New Drug Application (ANDA), which contain Paragraph IV certifications against certain of Celgene’s patents that are listed in the FDA Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide). Natco’s Notice Letters were sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules. We filed separate infringement actions (which were subsequently consolidated) in the United States District Court for the District of New Jersey against Natco, Natco’s U.S. partner, Arrow International Limited (Arrow), and Arrow’s parent company, Watson Laboratories, Inc. (Watson, a wholly-owned subsidiary of Allergan plc (formerly known as Actavis, Inc.) and formerly known as Watson Pharmaceuticals, Inc.) (Natco, Arrow and Watson are collectively referred to hereinafter as “Natco”).

On December 22, 2015, we announced the settlement of the litigations with Natco. As part of the settlement, the parties filed Consent Judgments with the District Court that enjoin Natco from marketing generic lenalidomide before the April 2027 expiration of Celgene’s last-to-expire patent listed in the Orange Book for REVLIMID®. We agreed to provide Natco with a license to Celgene’s patents required to manufacture and sell an unlimited quantity of generic lenalidomide in the United States beginning on January 31, 2026. In addition, Natco will receive a volume-limited license to sell generic lenalidomide in the United States commencing in March 2022. The volume limit is expected to be a mid-single-digit percentage of the total lenalidomide capsules dispensed in the United States during the first year of entry. The volume limitation is expected to increase gradually each 12 months until March 2025, and is not expected to exceed one-third of the total lenalidomide capsules dispensed in the U.S. in the final year of the volume-limited license. Natco’s ability to market generic lenalidomide in the U.S. will be contingent on its obtaining approval of an Abbreviated New Drug Application. The settlement agreement has been submitted to the Federal Trade Commission for review.

In 2012, our European patent EP 1667682 (the “’682 patent”) relating to certain polymorphic forms of lenalidomide expiring in 2024 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined, based primarily on procedural grounds, that the ’682 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, which stays any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

In 2010, Celgene’s European patent EP1505973 (the “’973 patent”) relating to certain uses of lenalidomide expiring in 2023 was opposed in a proceeding before the EPO by Synthon B.V. and an anonymous party. On February 25, 2013, the EPO determined that the ’973 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, which stays any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We believe that our patent portfolio for lenalidomide in Europe, including the composition of matter patent which expires in 2022, is strong and defensible. Although we believe that we will prevail in the EPO proceedings, in the event these patents are found not to be valid, we expect that we will still have patent protection in the EU for lenalidomide through at least 2022.

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (“the ’346 patent”). Andrulis alleges that we are liable for infringement of one or more claims of the ’346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers. Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief. We disagree with Andrulis’ allegations and intend to vigorously defend against this infringement suit. On January 30, 2014, we filed a motion to dismiss Andrulis’ amended complaint. On April 11, 2014, the court denied our motion in part and granted our motion in part, dismissing two of Andrulis' four infringement claims without leave to amend. We filed an answer to the remaining claims on April 25, 2014. In February 2015, we filed a partial summary judgment motion.

The court held hearings on claim construction and on the partial summary judgment motion on May 27, 2015 and May 28, 2015, respectively. On June 26, 2015, the court issued its claim construction ruling and held that certain claim terms were indefinite. On July 28, 2015, the court entered final judgment in favor of Celgene. On August 27, 2015, Andrulis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on the final judgment and its indefiniteness and claim construction rulings. Plaintiff's opening brief was filed on December 2, 2015 and our response is due February 16, 2016. No hearing date has been scheduled.

ISTODAX® (romidepsin): We received a Notice Letter dated March 17, 2014 from Fresenius Kabi USA, LLC (Fresenius) notifying us of Fresenius’s ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against U.S. Patent Nos. 7,608,280 and 7,611,724 (the ’280 and ’724 patents) that are listed in the Orange Book for ISTODAX®.

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

On August 4, 2014, we received a Notice Letter from InnoPharma, Inc. (InnoPharma) notifying us of Innopharma's ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against the ’280 and ’724 patents.

On September 12, 2014, we and Astellas, filed an infringement action in the United States District Court for the District of Delaware against InnoPharma.

Celgene and Astellas have reached an agreement to settle all claims and counterclaims with InnoPharma. Under the terms of the settlement agreement, which was approved by the court, the parties have stipulated to dismiss the case. In addition, Celgene will provide InnoPharma a non-exclusive, royalty-free sublicense to manufacture and market the InnoPharma generic product at a date after February 1, 2018 and prior to the expiration of the ’280 and ’724 patents. The settlement agreement has been submitted to the Federal Trade Commission for review.

On May 28, 2015, we received a Notice Letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying us of Teva’s ANDA that seeks approval from the FDA to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against the '280 and '724 patents.

On July 10, 2015, we and Astellas filed an infringement action in the United States District Court for the District of Delaware against Teva. In its answer and counterclaim, Teva asserts that the ’280 and ’724 patents are invalid and/or not infringed by its proposed generic products. As a result of the filing of our action, the FDA cannot grant final approval of Teva’s ANDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) November 28, 2017. Fact discovery is set to close on August 9, 2016. A claim construction hearing is scheduled for August 23, 2016. Expert discovery is set to close on April 18, 2017 and trial is scheduled to begin on June 19, 2017.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 30, 2015, we received a Notice Letter from Teva notifying us of Teva’s New Drug Application pursuant to FDC Act § 505(b)(3)(D)(i) seeking approval to engage in the commercial manufacture, use or sale of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against the '280 and '724 patents.

On December 10, 2015, we and Astellas filed an infringement action in the United States District Court for the District of Delaware against Teva. As a result of the filing of our action, the FDA cannot grant final approval of Teva’s NDA until the earlier of (i) a final decision that each of the patents is invalid and/or not infringed; or (ii) April 30, 2018.

THALOMID® (thalidomide): We received a Notice Letter dated December 18, 2014 from Lannett Holdings, Inc. (Lannett) notifying us of Lannett’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,629,327; 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763; 8,315,886; 8,589,188; and 8,626,531 that are listed in the Orange Book for THALOMID® (thalidomide). Lannett is seeking to market a generic version of 50mg, 100mg, 150mg and 200mg of THALOMID® capsules. On January 30, 2015, we filed an infringement action against Lannett in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Lannett’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) June 22, 2017. On March 27, 2015, Lannett filed a motion to dismiss our complaint for lack of personal jurisdiction and we filed a response to the motion on April 20, 2015. A hearing was held on July 27, 2015 and the Court decided to administratively terminate the motion to dismiss in order to allow us to conduct jurisdictional discovery. On November 17, 2015, Lannett withdrew its motion to dismiss.  On December 8, 2015, Lannett filed an answer and counterclaims asserting that the patents-in-suit are invalid, unenforceable, and/or not infringed and on January 19, 2016 we filed a reply to Lannett's counterclaims. The court has not yet entered a schedule for discovery or trial.

Proceedings involving the USPTO:

Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the United States Patent and Trademark Office (USPTO) to institute a post grant review. On April 23, 2015, we were informed that Coalition for Affordable Drugs VI LLC filed petitions for Inter Partes Review (IPRs) challenging the validity of Celgene’s patents US 6,045,501 and US 6,315,720 covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing has been scheduled for July 21, 2016 and a decision is expected by October 27, 2016.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the rest of the claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015 we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery is set to close April 8, 2016 and expert discovery is set to be completed by October 24, 2016. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations. In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. The DOJ retains the right to intervene in these actions at any time. Additionally, while several states have similarly declined to intervene in some of these actions, they also retain the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. On April 25, 2014, we filed a motion to dismiss the complaint in the remaining (Central District of California) action, United States of America ex. rel. Beverly Brown V. Celgene Corp., unsealed February 5, 2014 (the Brown Action), which was denied except with respect to certain state claims. We filed our answer to the complaint on August 28, 2014. Fact discovery closed on September 25, 2015. On January 21, 2016, the court vacated the expert discovery deadline. Summary judgment motions are to be filed jointly with the court by April 18, 2016. No trial date has been set. We intend to vigorously defend against the claims in the Brown Action.

In February 2014, we received a letter purportedly on behalf of a stockholder demanding access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company complied with the demand, as modified through negotiation with counsel for the purported stockholder. In July 2014, we received a letter purportedly on behalf of two stockholders (one of which was referenced in the February 2014 letter) that demands, primarily on the basis of the allegations in the Brown Action, that our board of directors take action on the Company’s behalf to correct alleged deficiencies in the Company’s internal controls and to recover from current and past directors and officers damages those stockholders allege to have resulted from breaches of fiduciary duties related to the matters alleged in the Brown Action (the Demand). Our Board formed a Demand Investigation Committee, and with the assistance of independent counsel retained by it, the Demand Investigation Committee considered the issues raised in the stockholders’ letter. In October 2015, the Demand Investigation Committee reported to the Board of Directors, and the Board of Directors accepted the Committee’s recommendation, that the Company take no action at this time, legal or otherwise, in response to the stockholders’ demands. In November 2015, we received another letter purportedly on behalf of the same two stockholders that demands access to certain books and records of the Company for the purpose of investigating whether the Demand was wrongfully refused, the independence, good faith and due care of the Demand Investigation Committee, and whether the Demand Investigation Committee conducted a reasonable investigation of the Demand. The Company is in the process of responding to this latest letter.

In November 2014, we received another letter purportedly on behalf of a stockholder demanding access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company complied with the demand, as modified through negotiation with counsel for the purported stockholder, and in November 2015 the stockholder filed a complaint in Delaware Chancery Court asserting derivative claims on behalf of the Company against eight current, and four former members of the Board of Directors. The complaint alleges, largely on the basis of allegations in the Brown Action, that the defendant directors breached their fiduciary duties by allowing the Company to engage in unlawful activity in its marketing of THALOMID and REVLIMID, and seeks from the defendant directors unspecified damages, including Celgene’s costs of defending against government and civil investigations and lawsuits and alleged reputational harm, and disgorgement of compensation paid to the defendant directors. On January 22, 2016, the Company filed a motion to dismiss the complaint on the basis that prior to filing the complaint asserting derivative claims the plaintiff was required under Delaware law and failed to demand that our board of directors take action on the Company’s behalf. Oral argument on the motion has not yet been scheduled.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discovery in this matter has been completed. On August 4, 2015, Plaintiffs filed a motion for summary judgment on certain claims, including breach of contract, declaratory judgment and, with respect to Celgene’s counterclaims, patent misuse.  Oral argument on the motion was held on October 21, 2015.  No trial date has as yet been set by the court.

We intend to vigorously defend against CMCC's and CR Rev’s claims. As of December 31, 2015, we consider the range of reasonably possible loss relating to this lawsuit to be between zero and $141.3 million, with the high end of the range being the royalty payments on REVLIMID® we would have made to CMCC under the license agreement through December 31, 2015, if our obligation to pay royalties remained in effect. CMCC contends that our royalty obligation continues on net sales of REVLIMID®, as well as POMALYST®/IMNOVID®, at least until May 2016. If CMCC prevails, we may be obligated to continue to pay royalties on sales for periods after December 31, 2015.

On October 2, 2014, a complaint was filed in Delaware Chancery Court by a stockholder asserting derivative claims on behalf of the Company against the non-employee members of the Board of Directors. The complaint, as subsequently amended, alleged that equity grants made to non-employee directors in 2012, 2013 and 2014 were excessive compared to the equity grants to directors of peer companies, and that the award of such allegedly excessive compensation constituted a breach of fiduciary duty, waste of corporate assets, and unjust enrichment. On September 14, 2015, the parties agreed to settle all claims in the case, subject to the Chancery Court’s approval of the settlement. The settlement was approved by the court in December 2015. The settlement provides prospective relief only, setting limits on equity grants to non-employee directors for at least four years and requiring certain changes in the charter of the Board’s compensation committee and certain disclosures concerning non-employee director compensation.

On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various state antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories (“Barr”) allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to Mylan Pharmaceuticals, Lannett Company, and Dr. Reddy’s Laboratories so that those companies can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits against Barr and Natco Pharma Limited in order to allegedly delay those companies from obtaining approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payers, is seeking injunctive relief and damages. On February 6, 2015, we filed a motion to dismiss IUB’s complaint. On March 3, 2015, the City of Providence (“Providence”) filed a similar putative class action making similar allegations. Both IUB and Providence, on behalf of themselves and a putative class of third party payers, are seeking injunctive relief and damages. Providence agreed that the decision in the motion to dismiss IUB’s complaint would apply to the identical claims in Providence’s complaint. A supplemental motion to dismiss Providence's state law claims was filed on April 20, 2015. On October 30, 2015, the court denied our motion to dismiss on all grounds.

Celgene filed its Answer to the IUB and Providence complaints on January 11, 2016. The completion of fact discovery and expert discovery is scheduled for August 1, 2017 and December 15, 2017, respectively. No trial date has been set. We intend to vigorously defend against IUB’s claims.

On July 20, 2015, a putative class action lawsuit, Scott v. Receptos, Inc., related to our acquisition of Receptos, was commenced by the filing of a complaint in the Court of Chancery for the State of Delaware, Case No. 11316, against Receptos, members of the Receptos Board, Celgene and Celgene’s wholly-owned subsidiary, Strix Corporation, which is a party to the acquisition agreement. Four other complaints, Cacioppo v. Hasnain and Rosenberg v. Receptos, Inc. (Cases Nos. 11324 and 11325) filed on July 23, and Kadin v. Receptos, Inc., filed on July 27 (Case No. 11337), and Rockaway v. Hasnain (Case No. 11346) filed on July 28, 2015 raise similar putative class claims in the Court of Chancery for the State of Delaware against some or all of Receptos, members of the Receptos Board, Celgene, and Strix Corporation. These complaints generally allege breaches of fiduciary duty by members of the Receptos Board in connection with the Merger Agreement. In the Scott, Rosenberg and Kadin actions, the plaintiffs also allege that Celgene and Strix Corporation aided and abetted the purported breaches of fiduciary duty. On August 17, 2015, all parties to these actions entered into a Memorandum of Understanding (MOU), which sets forth the parties’ agreement in principle for a settlement of the actions. The MOU contemplates that the parties will seek to enter into a stipulation of settlement providing for a global release of claims relating to the acquisition as set forth in the MOU. The claims will not be released until such stipulation of settlement is approved by the Court of Chancery of the State of Delaware. Although the parties are in the process of negotiating the terms of the stipulation of settlement, there can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement did not affect the consideration received by Receptos’ stockholders in connection with the acquisition. As part of the settlement, Receptos agreed to make certain additional disclosures related to the acquisition.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.   Geographic and Product Information
Operations by Geographic Area:    Revenues primarily consisted of sales of REVLIMID®, ABRAXANE®, POMALYST®/IMNOVID®, OTEZLA®, VIDAZA®, azacitidine for injection, THALOMID®, and ISTODAX®. Additional sources of revenue included a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

Revenues	2015	2014	2013
United States	$5,604.0	$4,482.8	$3,862.1
Europe	2,624.3	2,310.8	1,865.7
All other	1,027.7	876.8	766.1
Total revenues	$9,256.0	$7,670.4	$6,493.9

Long-Lived Assets[1]	2015	2014
United States	$585.5	$406.1
Europe	215.2	222.2
All other	13.4	14.3
Total long lived assets	$814.1	$642.6

[1]	Long-lived assets consist of net property, plant and equipment.

Revenues by Product: Total revenues from external customers by product for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
REVLIMID®	$5,801.1	$4,980.0	$4,280.3
ABRAXANE®	967.5	848.2	648.9
POMALYST®/IMNOVID®	983.3	679.7	305.4
OTEZLA®	471.7	69.8	—
VIDAZA®	590.7	611.9	803.3
azacitidine for injection	83.9	78.2	23.3
THALOMID®	185.4	221.2	244.5
ISTODAX®	69.1	65.6	54.0
Other	8.4	9.2	2.6
Total net product sales	9,161.1	7,563.8	6,362.3
Other revenue	94.9	106.6	131.6
Total revenue	$9,256.0	$7,670.4	$6,493.9

Major Customers: We sell our products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of our total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. During the three-year period of 2015, 2014 and 2013, customers that accounted for more than 10% of our total revenue in at least one of those years are summarized below. The percentage of amounts due from these customers compared to total net accounts receivable is also summarized below as of December 31, 2015 and 2014.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2015	2014	2013	2015	2014
Amerisource Bergen Corp.	8.1%	9.0%	10.7%	8.2%	9.7%
CVS	10.7%	9.8%	9.3%	8.2%	7.6%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   Quarterly Results of Operations (Unaudited)

2015	1Q	2Q	3Q3	4Q	Year
Total revenue	$2,080.8	$2,277.8	$2,334.1	$2,563.3	$9,256.0
Gross profit[1]	1,951.2	2,153.3	2,202.7	2,433.8	8,741.0
Income tax provision	108.2	114.6	14.2	184.5	421.5
Net income (loss)	718.9	356.2	(34.1)	561.0	1,602.0
Net income (loss) per share:[2]
Basic	$0.90	$0.45	$(0.04)	$0.71	$2.02
Diluted	$0.86	$0.43	$(0.04)	$0.69	$1.94
Weighted average shares:
Basic	798.9	793.0	791.1	785.8	792.2
Diluted	834.1	825.3	791.1	816.5	824.9

2014	1Q4	2Q	3Q	4Q	Year
Total revenue	$1,730.0	$1,872.7	$1,982.2	$2,085.5	$7,670.4
Gross profit[1]	1,621.4	1,745.7	1,859.1	1,951.7	7,177.9
Income tax provision	52.6	109.0	69.0	96.9	327.5
Net income	279.7	597.8	508.5	613.9	1,999.9
Net income per share:[2]
Basic	$0.34	$0.75	$0.64	$0.77	$2.49
Diluted	$0.33	$0.72	$0.61	$0.74	$2.39
Weighted average shares:
Basic	811.5	799.6	799.6	800.2	802.7
Diluted	845.1	831.0	832.8	834.6	836.0

[1]	Gross profit is computed by subtracting cost of goods sold (excluding amortization of acquired intangible assets) from net product sales.

[2]	The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

[3]	Net income for 2015 was a loss in the third quarter primarily due to costs related to collaborations and the acquisition of Receptos.

[4]	Net income for 2014 was lower in the first quarter compared to each of the other three quarters primarily due to a higher level of expense related to research and development collaborations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the "Exchange Act"). Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2015, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. Celgene Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting based on our audit.
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
In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by COSO in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
February 11, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
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

2.3
Agreement and Plan of Merger dated as of July 14, 2015 among Receptos, Inc., Celgene Corporation and Strix Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.1	Certificate of Incorporation of the Company, as amended June 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed July 29, 2014).
3.2
Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 16, 1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006), as further amended effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 17, 2009), as further amended effective February 17, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009) and as further amended effective October 14, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2015).

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

4.6	Form of 2.450% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.7	Form of 3.950% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.8	Form of 5.700% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.9	Form of 1.900% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 9, 2012).
4.10	Form of 3.250% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 9, 2012).
4.11	Form of 2.300% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.12	Form of 4.000% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.13	Form of 5.250% Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 6, 2013).
4.14	Form of 2.250% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 15, 2014).

Exhibit No.	Exhibit Description
4.15	Form of 3.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 15, 2014).
4.16	Form of 4.625% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 15, 2014).
4.17	Form of 2.125% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2015).
4.18	Form of 2.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 12, 2015).
4.19	Form of 3.550% Senior Notes due 2022 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 12, 2015).
4.20	Form of 3.875% Senior Notes due 2025 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on August 12, 2015).
4.21	Form of 5.000% Senior Notes due 2045 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on August 12, 2015).
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

Exhibit No.	Exhibit Description
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

10.26	Letter Agreement between the Company and Peter N. Kellogg, dated May 21, 2014 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014).
10.27	Letter Agreement between the Company and Scott Smith, dated July 27, 2015 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 10-Q filed on July 28, 2015).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
24.1*	Power of Attorney
31.1*	Certification by the Company's Chief Executive Officer.
31.2*	Certification by the Company's Chief Financial Officer.
32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit No.	Exhibit Description
101*
The following materials from Celgene Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

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
Date: February 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Hugin Robert J. Hugin	Chairman of the Board; Chief Executive Officer (principal executive officer)	February 11, 2016
/s/ Peter N. Kellogg Peter N. Kellogg	Chief Financial Officer (principal financial and accounting officer)	February 11, 2016
* Richard W. Barker	Director	February 11, 2016
* Michael W. Bonney	Director	February 11, 2016
* Michael D. Casey	Director	February 11, 2016

* Carrie S. Cox	Director	February 11, 2016
* Michael A. Friedman	Director	February 11, 2016
* Julia A. Haller	Director	February 11, 2016
* Gilla Kaplan	Director	February 11, 2016
* James Loughlin	Director	February 11, 2016
* Ernest Mario	Director	February 11, 2016
*By: /s/ Robert J. Hugin
Robert J. Hugin
Attorney-in-fact

Celgene Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
(In Millions)

Year ended December 31,	Balance at Beginning of Year	Charged to Expense or Sales		Deductions	Balance at End of Year

2015:
Allowance for doubtful accounts	$20.6	$(0.1)		$2.4	$18.1
Allowance for customer discounts	11.5	111.7	[1]	111.0	12.2
Subtotal	32.1	111.6		113.4	30.3
Allowance for sales returns	10.2	16.3	[1]	9.1	17.4
Total	$42.3	$127.9		$122.5	$47.7
2014:
Allowance for doubtful accounts	$27.9	$(2.7)		$4.6	$20.6
Allowance for customer discounts	12.1	87.9	[1]	88.5	11.5
Subtotal	40.0	85.2		93.1	32.1
Allowance for sales returns	15.5	2.5	[1]	7.8	10.2
Total	$55.5	$87.7		$100.9	$42.3
2013:
Allowance for doubtful accounts	$21.8	$6.2		$0.1	$27.9
Allowance for customer discounts	11.2	74.3	[1]	73.4	12.1
Subtotal	33.0	80.5		73.5	40.0
Allowance for sales returns	13.3	9.6	[1]	7.4	15.5
Total	$46.3	$90.1		$80.9	$55.5

[1]	Amounts are a reduction from gross sales.