Form 10-Q
period 2016-06-30
CELGENE CORP /DE/
filed 2016-07-28
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

At July 22, 2016, 775,114,702 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Revenue:
Net product sales	$2,744.5	$2,254.1	$5,239.2	$4,309.3
Other revenue	9.8	23.7	26.7	49.3
Total revenue	2,754.3	2,277.8	5,265.9	4,358.6
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	110.9	100.8	216.8	204.8
Research and development	948.7	1,110.0	1,681.9	1,616.0
Selling, general and administrative	732.1	616.8	1,275.1	1,146.0
Amortization of acquired intangible assets	174.8	63.7	266.6	127.3
Acquisition related charges and restructuring, net	(35.9)	(29.3)	0.3	(10.3)
Total costs and expenses	1,930.6	1,862.0	3,440.7	3,083.8
Operating income	823.7	415.8	1,825.2	1,274.8
Other income and (expense):
Interest and investment income, net	7.2	8.8	14.0	17.8
Interest (expense)	(123.3)	(48.3)	(245.2)	(97.5)
Other income (expense), net	(12.5)	94.5	22.7	102.8
Income before income taxes	695.1	470.8	1,616.7	1,297.9
Income tax provision	96.9	114.6	217.8	222.8
Net income	$598.2	$356.2	$1,398.9	$1,075.1
Net income per common share:
Basic	$0.77	$0.45	$1.80	$1.35
Diluted	$0.75	$0.43	$1.74	$1.30
Weighted average shares:
Basic	775.6	793.0	778.1	796.0
Diluted	801.5	825.3	804.7	829.7

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Net income	$598.2	$356.2	$1,398.9	$1,075.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(15.5)	15.5	2.7	(7.7)
Pension liability adjustment	—	(1.7)	—	(7.6)

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	30.7	(62.8)	(190.3)	344.1
Tax benefit (expense)	8.4	(31.5)	18.4	(21.6)
Unrealized holding gains (losses), net of tax	39.1	(94.3)	(171.9)	322.5

Reclassification adjustment for (gains) included in net income	(59.9)	(89.0)	(146.6)	(158.2)
Tax (benefit)	(0.6)	(0.5)	(1.3)	(1.0)
Reclassification adjustment for (gains) included in net income, net of tax	(60.5)	(89.5)	(147.9)	(159.2)

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses)	28.5	68.8	(353.3)	(8.3)
Tax benefit (expense)	(11.7)	(23.4)	127.3	3.1
Unrealized holding gains (losses), net of tax	16.8	45.4	(226.0)	(5.2)

Reclassification adjustment for losses included in net income	30.1	1.3	40.5	0.7
Tax (benefit)	(10.5)	(0.4)	(14.1)	(0.2)
Reclassification adjustment for losses included in net income, net of tax	19.6	0.9	26.4	0.5
Total other comprehensive income (loss)	(0.5)	(123.7)	(516.7)	143.3
Comprehensive income	$597.7	$232.5	$882.2	$1,218.4

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,063.7	$4,880.3
Marketable securities available for sale	1,340.0	1,671.6
Accounts receivable, net of allowances of $31.3 and $30.3 at June 30, 2016 and December 31, 2015, respectively	1,514.9	1,420.9
Inventory	490.4	443.4
Other current assets	760.0	984.7
Total current assets	9,169.0	9,400.9
Property, plant and equipment, net	854.0	814.1
Intangible assets, net	10,587.1	10,858.1
Goodwill	4,876.5	4,879.0
Other assets	1,075.4	1,012.3
Total assets	$26,562.0	$26,964.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	229.8	240.8
Accrued expenses and other current liabilities	1,695.7	1,647.7
Income taxes payable	12.5	19.8
Current portion of deferred revenue	49.0	60.6
Total current liabilities	1,987.0	1,968.9
Deferred revenue, net of current portion	27.9	30.0
Income taxes payable	346.0	324.2
Other non-current tax liabilities	2,519.2	2,519.2
Other non-current liabilities	1,821.0	2,041.7
Long-term debt, net of discount	14,312.1	14,161.4
Total liabilities	21,013.2	21,045.4
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 946.4 million and 940.1 million shares at June 30, 2016 and December 31, 2015, respectively	9.5	9.4
Common stock in treasury, at cost; 171.4 million and 153.5 million shares at June 30, 2016 and December 31, 2015, respectively	(15,851.1)	(14,051.8)
Additional paid-in capital	11,666.1	11,119.3
Retained earnings	9,473.3	8,074.4
Accumulated other comprehensive income	251.0	767.7
Total stockholders’ equity	5,548.8	5,919.0
Total liabilities and stockholders’ equity	$26,562.0	$26,964.4

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,398.9	$1,075.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58.5	57.8
Amortization	192.1	131.3
Deferred income taxes	(166.7)	(252.6)
Impairment charges	132.6	5.6
Change in value of contingent consideration	(10.7)	(10.3)
Gain on sale of business	(37.5)	—
Net (gain) loss on sale of investments	(7.1)	(85.6)
Share-based compensation expense	304.0	276.5
Share-based employee benefit plan expense	19.7	17.1
Derivative instruments	(14.3)	(4.0)
Other, net	1.5	(3.8)
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(80.7)	(140.9)
Inventory	(45.2)	(19.2)
Other operating assets	100.4	(46.8)
Accounts payable and other operating liabilities	55.0	76.8
Income tax payable	13.6	32.8
Deferred revenue	(3.2)	31.1
Net cash provided by operating activities	1,910.9	1,140.9
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	428.0	1,579.8
Purchases of marketable securities available for sale	(432.0)	(1,127.1)
Capital expenditures	(103.3)	(95.0)
Proceeds from sales of investment securities	11.3	85.2
Purchases of investment securities	(89.6)	(200.2)
Other	—	(3.0)
Net cash (used in) provided by investing activities	(185.6)	239.7
Cash flows from financing activities:
Payment for treasury shares	(1,706.3)	(1,997.3)
Proceeds from short-term borrowing	—	970.9
Principal repayments on short-term borrowing	—	(209.7)
Net proceeds from common equity put options	5.8	6.4
Net proceeds from share-based compensation arrangements	75.9	104.2
Excess tax benefit from share-based compensation arrangements	82.1	174.2
Net cash used in financing activities	(1,542.5)	(951.3)
Effect of currency rate changes on cash and cash equivalents	0.6	(20.1)
Net increase in cash and cash equivalents	183.4	409.2
Cash and cash equivalents at beginning of period	4,880.3	4,121.6
Cash and cash equivalents at end of period	$5,063.7	$4,530.8

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2016	2015
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss on marketable securities available for sale	$353.3	$8.3
Investment in Human Longevity, Inc. common stock	$39.6	$—
Supplemental disclosure of cash flow information:
Interest paid	$264.8	$120.2
Income taxes paid	$227.1	$247.2

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

New accounting standards which have been adopted

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). ASU 2015-03 more closely aligns the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. We adopted ASU 2015-03 in the first quarter of 2016. Other assets and Long-term debt, net of discount have been restated as of December 31, 2015 to reflect the retroactive reclassification of $89.0 million of debt issuance costs that have been reclassified from Other assets to Long-term debt, net of discount.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective for us beginning in the first quarter of 2018 and early adoption is available to publicly traded companies for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures, as we held publicly traded equity investments at June 30, 2016 with a fair value of $994.8 million, as well as equity investments accounted for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available for sale equity investments will be reflected in net income after adoption.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below. During the fourth quarter of 2015, adjustments were recorded to increase the amounts initially recorded for deferred tax assets, deferred tax liabilities and goodwill as of the Acquisition Date.

Amounts Recognized as of the Acquisition Date
Working capital[1]	$479.2
Property, plant and equipment	5.0
In-process research and development product rights	6,842.0
Current deferred tax assets[2]	241.3
Other non-current assets	7.9
Non-current deferred tax liabilities[3]	(2,519.2)
Total identifiable net assets	5,056.2
Goodwill	2,570.0
Total net assets acquired	$7,626.2

1 Includes cash and cash equivalents, available for sale marketable securities, other current assets, accounts payable, and accrued expenses and other current liabilities.
2 Following adoption of Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes" in the fourth quarter of 2015 all deferred tax assets and liabilities and associated valuation allowances are classified as non-current.
3 Upon integration of the acquired intangible assets into our offshore research, manufacturing, and commercial operations, the deferred tax liability was reclassified to a non-current tax liability.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Financial Information:
The following table provides unaudited pro forma financial information for the three- and six-month periods ended June 30, 2015 as if the acquisition of Receptos had occurred on January 1, 2014.

	Three-Month Period Ended June 30, 2015	Six-Month Period Ended June 30, 2015
Total revenue	$2,277.8	$4,358.6
Net income	$271.8	$922.4
Net income per common share: basic	$0.34	$1.16
Net income per common share: diluted	$0.33	$1.11

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

The acquisition was accounted for using the acquisition method of accounting for business combinations which requires the assets and liabilities of Quanticel to be recorded at their respective fair values on the acquisition date and consolidated into our Consolidated Balance Sheets. The results of operations and cash flows for Quanticel have been included in our consolidated financial statements from the date of acquisition.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value at October 19, 2015 (Provisional)
Working capital[1]	$7.0
Property, plant and equipment	1.9
Other non-current assets	0.8
Technology platform intangible asset[2]	232.0
Debt obligations	(13.9)
Non-current deferred tax liabilities	(72.3)
Total identifiable net assets	155.5
Goodwill	117.8
Total net assets acquired	$273.3
1 Includes cash and cash equivalents, available-for-sale marketable securities, other current assets, accounts payable and accrued expenses and other current liabilities.
2 Technology platform related to Quanticel’s proprietary technology platform for the single-cell genomic analysis of human cancer.

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

LifebankUSA: In February 2016, we completed the sale of certain assets of Celgene Cellular Therapeutics (CCT) comprising CCT's biobanking business known as LifebankUSA, CCT’s biomaterials portfolio of assets, including Biovance®, and CCT's rights to PSC-100, a placental stem cell program, to Human Longevity, Inc. (HLI), a genomics and cell therapy-based diagnostic and therapeutic company based in San Diego, California. We received 3.4 million shares of HLI Class A common stock with a fair value of $39.6 million as consideration in the transaction. The fair value of the shares common stock we received was determined based on the most recent preferred share offering and reduced for the estimated value of the liquidation preference not offered to common share holders. The transaction generated a $37.5 million gain that was recorded on our Consolidated Statements of Income in Other income (expense). As of June 30, 2016 our total investment in HLI represents approximately 16% of HLI's outstanding capital stock.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2016	2015	2016	2015
Net income	$598.2	$356.2	$1,398.9	$1,075.1
Weighted-average shares:
Basic	775.6	793.0	778.1	796.0
Effect of dilutive securities:
Options, restricted stock units, performance-based restricted stock units and other	25.9	32.3	26.6	33.7
Diluted	801.5	825.3	804.7	829.7
Net income per share:
Basic	$0.77	$0.45	$1.80	$1.35
Diluted	$0.75	$0.43	$1.74	$1.30

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 19.2 million and 9.0 million shares for the three-month periods ended June 30, 2016 and 2015, respectively. The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 19.7 million and 9.0 million shares for the six-month periods ended June 30, 2016 and 2015, respectively.

Share Repurchase Program: In June 2016, our Board of Directors approved an increase of $3.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $20.500 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month and six-month periods ended June 30, 2016 and 2015, we recorded gains from put option activity on our Consolidated Statements of Income in Other income (expense), net as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Gain from sale of put options	$3.2	$5.0	$7.6	$8.9

At June 30, 2016, we had no outstanding put options.

We have purchased 3.4 million and 17.5 million shares of common stock under the share repurchase program from all sources at a total cost of $343.1 million and $1.753 billion during the three- and six-month periods ended June 30, 2016, respectively. As of June 30, 2016, we had a remaining share repurchase authorization of $5.138 billion.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(13.9)	$271.5	$586.4	$(76.3)	$767.7
Other comprehensive income (loss) before reclassifications	—	(226.0)	(171.9)	2.7	(395.2)
Amounts reclassified from accumulated other comprehensive income	—	26.4	(147.9)	—	(121.5)
Net current-period other comprehensive income (loss)	—	(199.6)	(319.8)	2.7	(516.7)
Balance June 30, 2016	$(13.9)	$71.9	$266.6	$(73.6)	$251.0

Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8
Other comprehensive income (loss) before reclassifications	(7.6)	(5.2)	322.5	(7.7)	302.0
Amounts reclassified from accumulated other comprehensive income	—	0.5	(159.2)	—	(158.7)
Net current-period other comprehensive income (loss)	(7.6)	(4.7)	163.3	(7.7)	143.3
Balance June 30, 2015	$(23.1)	$456.2	$682.9	$(57.9)	$1,058.1

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2016	2015	2016	2015
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$61.6	$90.2	$150.0	$160.7
Treasury rate lock agreements	Interest (expense)	(1.3)	(0.9)	(2.6)	(1.8)
Interest rate swap agreements	Interest (expense)	(0.4)	(0.3)	(0.8)	(0.7)
	Income tax benefit	0.6	0.5	1.3	1.0

Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(30.1)	(1.3)	(40.5)	(0.7)
	Income tax benefit	10.5	0.4	14.1	0.2
Total reclassification, net of tax		$40.9	$88.6	$121.5	$158.7

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our level 1 assets consist of marketable equity securities. Our level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K for a description of the CVRs.

•
Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Our level 2 liabilities relate to written foreign currency options, foreign currency forward contracts and interest rate swap contracts.

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

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. Changes in the fair value of contingent consideration obligations are recognized in Acquisition related charges and restructuring, net in the Consolidated Statements of Income. The fair value of our contingent consideration as of June 30, 2016 and December 31, 2015 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	June 30, 2016	December 31, 2015
Discount rate	0.8% to 12.0% (8.5%)	0.8% to 12.0% (8.8%)
Probability of payment	0% to 95% (42%)	0% to 95% (53%)
Projected year of payment for development and regulatory milestones	2016 to 2029 (2019)	2016 to 2029 (2019)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	2019 to 2033 (2024)	2019 to 2033 (2024)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Quanticel are estimated to be $120.0 million, $475.0 million and $385.0 million respectively, and $1.865 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at June 30, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,340.0	$994.8	$345.2	$—
Forward currency contracts	342.0	—	342.0	—
Purchased currency options	56.7	—	56.7	—
Interest rate swaps	153.6	—	153.6	—
Total assets	$1,892.3	$994.8	$897.5	$—
Liabilities:
Contingent value rights	$(63.2)	$(63.2)	$—	$—
Written currency options	(42.2)	—	(42.2)	—
Other acquisition related contingent consideration	(1,469.5)	—	—	(1,469.5)
Total liabilities	$(1,574.9)	$(63.2)	$(42.2)	$(1,469.5)

	Balance at December 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,671.6	$1,235.9	$435.7	$—
Forward currency contracts	606.0	—	606.0	—
Purchased currency options	46.7	—	46.7	—
Interest rate swaps	52.5	—	52.5	—
Total assets	$2,376.8	$1,235.9	$1,140.9	$—
Liabilities:
Contingent value rights	$(51.9)	$(51.9)	$—	$—
Written currency options	(19.1)	—	(19.1)	—
Other acquisition related contingent consideration	(1,521.5)	—	—	(1,521.5)
Total liabilities	$(1,592.5)	$(51.9)	$(19.1)	$(1,521.5)

There were no security transfers between levels 1 and 2 during the six-month periods ended June 30, 2016 and 2015. The following table represents a roll-forward of the fair value of level 3 instruments:

	Six-Month Periods Ended June 30,
	2016	2015
Liabilities:
Balance at beginning of period	$(1,521.5)	$(1,279.0)
Amounts acquired or issued	—	—
Net change in fair value	22.0	(36.0)
Settlements	—	—
Transfers in and/or out of level 3	30.0	—
Balance at end of period	$(1,469.5)	$(1,315.0)

The $52.0 million decrease in the fair value of our level 3 liabilities during the six-month period ended June 30, 2016 was primarily the result of an $81.1 million decrease in the fair value of contingent consideration from the acquisition of Avila. This decrease resulted from adjustments made to the probability and timing of future potential milestone payments. An adjustment was also made to the technology platform asset obtained in the acquisition of Avila based on probability-weighted future cash flows, which resulted in an $83.1 million reduction in the fair value of the technology platform asset (see Note 10). The fair value of level 3

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

liabilities also decreased by $30.0 million in 2016 due to Quanticel milestones that were achieved and transferred to Accrued expenses and other current liabilities. These decreases were partly offset by $59.1 million accretion of the fair value of our contingent consideration due to the passage of time. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Income as Acquisition related charges and restructuring, net.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2016 and December 31, 2015 had settlement dates within 54 months and 36 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to Other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2016 and December 31, 2015:

	Notional Amount
Foreign Currency	June 30, 2016	December 31, 2015
Australian Dollar	$50.9	$45.1
British Pound	230.9	289.3
Canadian Dollar	217.8	135.9
Euro	2,284.8	2,934.3
Japanese Yen	762.1	510.4
Swedish Krona	7.6	—
Total	$3,554.1	$3,915.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2016, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2016 and December 31, 2015 were $901.1 million and $920.0 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding at June 30, 2016 and December 31, 2015 had settlement dates within 54 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at June 30, 2016 and December 31, 2015:

	Notional Amount[1]
	June 30, 2016	December 31, 2015
Foreign currency option contracts designated as hedging activity:
Purchased Put	$1,001.6	$641.5
Written Call	$1,109.4	$690.0
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes.

During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional amount of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated OCI was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. At June 30, 2016 and December 31, 2015, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	June 30, 2016	December 31, 2015
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500.0	$200.0
Forward starting swaps with effective dates in 2018	$500.0	$—

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

The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2016 and December 31, 2015:

	Notional Amount
	June 30, 2016	December 31, 2015
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
1.900% senior notes due 2017	$300.0	$300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	1,000.0
4.000% senior notes due 2023	700.0	700.0
3.625% senior notes due 2024	100.0	100.0
3.875% senior notes due 2025	300.0	250.0
Total	$3,600.0	$3,550.0

In July 2016, we terminated the hedging relationship for $3.600 billion notional amount of interest rate swaps by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $195.6 million which will be accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2016 and December 31, 2015:

		June 30, 2016
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$299.0	$28.4
	Other non-current assets	128.6	52.6
	Accrued expenses and other current liabilities	1.3	8.5
	Other non-current liabilities	29.5	44.4
Interest rate swap agreements	Other current assets	33.8	—
	Other non-current assets	162.5	38.3
	Other non-current liabilities	2.1	7.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	49.8	16.1
	Accrued expenses and other current liabilities	—	1.7
Interest rate swap agreements	Other current assets	2.4	2.3
	Other non-current assets	6.8	5.8
Total		$715.8	$205.7

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

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended June 30, 2016 and 2015:

	Three-Month Period Ended June 30, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$53.0	Net product sales	$61.6	Other income (expense), net	$8.6	2
Treasury rate lock agreements	$—	Interest (expense)	$(1.3)	Other income (expense), net	$—
Interest rate swap agreements	$(22.3)	Interest (expense)	$(0.4)	Other income (expense), net	$—

1 Net gains of $277.9 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net gains recognized in income represents $8.1 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $0.5 million in gains related to the ineffective portion of the hedging relationships.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Period Ended June 30, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(144.7)	Net product sales	$90.2	Other income (expense), net	$13.6	1
Treasury rate lock agreements	$—	Interest (expense)	$(0.9)	Other income (expense), net	$—
Interest rate swap agreements	$81.9	Interest (expense)	$(0.3)	Other income (expense), net	$—

1 The amount of net gains recognized in income represents $13.6 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts).

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the six-month periods ended June 30, 2016 and 2015:

	Six-Month Period Ended June 30, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(142.0)	Net product sales	$150.0	Other income (expense), net	$22.9	2
Treasury rate lock agreements	$—	Interest (expense)	$(2.6)	Other income (expense), net	$—
Interest rate swap agreements	$(48.3)	Interest (expense)	$(0.8)	Other income (expense), net	$—

1 Net gains of $277.9 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net gains recognized in income represents $21.1 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $1.8 million in gains related to the ineffective portion of the hedging relationships.

	Six-Month Period Ended June 30, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$287.9	Net product sales	$160.7	Other income (expense), net	$17.4	1
Treasury rate lock agreements	$—	Interest (expense)	$(1.8)	Other income (expense), net	$—
Interest rate swap agreements	$56.2	Interest (expense)	$(0.7)	Other income (expense), net	$—

1 The amount of net gains recognized in income represents $20.8 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $3.4 million in losses related to the ineffective portion of the hedging relationships.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2016 and 2015:

		Amount of Gain Recognized in Income on Derivative
	Location of Gain Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2016	2015	2016	2015
Interest rate swap agreements	Interest (expense)	$12.9	$15.3	$26.3	$29.3

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2016 and 2015:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2016	2015	2016	2015
Foreign exchange contracts	Other income (expense), net	$0.3	$(19.6)	$(27.2)	$54.9
Put options on our common stock	Other income (expense), net	$3.2	$5.0	$7.6	$8.9

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

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.599 billion and $1.413 billion at June 30, 2016 and December 31, 2015, respectively, were recorded at cost, which approximates fair value and are included in Cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$124.6	$0.4	$—	$125.0
U.S. government-sponsored agency MBS	28.6	0.1	—	28.7
Corporate debt - global	163.9	1.1	(0.1)	164.9
Asset backed securities	26.5	0.1	—	26.6
Marketable equity securities	887.2	213.6	(106.0)	994.8
Total available-for-sale marketable securities	$1,230.8	$215.3	$(106.1)	$1,340.0

December 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$153.0	$—	$(0.4)	$152.6
U.S. government-sponsored agency MBS	29.8	0.1	(0.4)	29.5
Corporate debt - global	219.7	—	(1.6)	218.1
Asset backed securities	35.6	—	(0.1)	35.5
Marketable equity securities	811.5	468.1	(43.7)	1,235.9
Total available-for-sale marketable securities	$1,249.6	$468.2	$(46.2)	$1,671.6

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in publicly traded equity securities. The decrease in net unrealized gains in marketable equity securities during the six-month period ended June 30, 2016 primarily reflects the decrease in market value for certain equity investments subsequent to December 31, 2015.

Duration periods of available-for-sale debt securities at June 30, 2016 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$41.4	$41.4
Duration of one through three years	288.4	289.8
Duration of three through five years	13.8	14.0
Total	$343.6	$345.2

9. Inventory

Inventories as of June 30, 2016 and December 31, 2015 are summarized by major category as follows:

	June 30, 2016	December 31, 2015
Raw materials	$255.9	$201.3
Work in process	79.8	120.0
Finished goods	154.7	122.1
Total	$490.4	$443.4

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis), Avila and Quanticel acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Receptos, Nogra and Gloucester acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 9.5 years.

Intangible assets outstanding as of June 30, 2016 and December 31, 2015 are summarized as follows:

June 30, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,570.9)	$1,835.0
Technology	482.6	(257.1)	225.5
Licenses	66.9	(24.5)	42.4
Other	42.8	(29.2)	13.6
	3,998.2	(1,881.7)	2,116.5
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,468.8	$(1,881.7)	$10,587.1

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,448.3)	$1,957.6
Technology	565.7	(197.1)	368.6
Licenses	66.7	(22.3)	44.4
Other	44.0	(27.1)	16.9
	4,082.3	(1,694.8)	2,387.5
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,552.9	$(1,694.8)	$10,858.1

The gross carrying value of intangible assets decreased during the six-month period ended June 30, 2016 primarily due to an $83.1 million impairment charge included in Amortization of acquired intangible assets, to write down the technology platform asset obtained in the acquisition of Avila. The impairment charge was due to revised estimates of the probability-weighted forecasted future cash flows expected to be produced from the technology platform compared to prior estimates. An adjustment was also made to the probability and timing of future potential milestone payments, which resulted in an $81.1 million reduction in the fair value of our contingent consideration payable to the former shareholders of Avila (see Note 6).

Amortization expense, including the 2016 impairment change, related to intangible assets was $176.5 million and $65.0 million for the three-month periods ended June 30, 2016 and 2015, respectively and $270.0 million and $130.1 million for the six-month periods ended June 30, 2016 and 2015, respectively. The amortization expense increase for the three-month and six-month periods primarily related to the impairment of the technology platform noted above, the amortization of the technology platform received in the October 2015 acquisition of Quanticel and a reduction in the estimated useful lives of intangible assets related to the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018. See Note 18 of Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional details. Assuming no changes in the gross carrying amount of intangible assets, the future annual amortization expense, including the 2016 impairment change, related to intangible assets is expected to be approximately $447.2 million in 2016, $354.2 million in 2017, $252.2 million in 2018, $155.4 million in 2019, and $154.2 million in 2020.

Goodwill: At June 30, 2016, our goodwill related to the 2015 acquisitions of Receptos and Quanticel, the 2014 acquisition of Nogra, the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying value of goodwill decreased by $2.5 million to $4.877 billion as of June 30, 2016 compared to December 31, 2015 due to the sale of our LifebankUSA business (see Note 3).

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: As of June 30, 2016 and December 31, 2015, we had no outstanding short-term borrowings or long-term debt due within one year.

Long-Term Debt: Summarized below are the carrying values of our senior notes at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
1.900% senior notes due 2017	$501.3	$499.9
2.125% senior notes due 2018	997.3	996.7
2.300% senior notes due 2018	402.5	400.2
2.250% senior notes due 2019	511.9	502.6
2.875% senior notes due 2020	1,491.8	1,490.9
3.950% senior notes due 2020	521.4	504.9
3.250% senior notes due 2022	1,060.1	1,010.5
3.550% senior notes due 2022	992.9	992.4
4.000% senior notes due 2023	746.7	706.0
3.625% senior notes due 2024	1,001.6	994.9
3.875% senior notes due 2025	2,483.6	2,461.8
5.700% senior notes due 2040	247.2	247.2
5.250% senior notes due 2043	392.9	392.8
4.625% senior notes due 2044	986.7	986.6
5.000% senior notes due 2045	1,974.2	1,974.0
Total long-term debt	$14,312.1	$14,161.4

At June 30, 2016, the fair value of our outstanding Senior Notes was $15.135 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of June 30, 2016, a balance of $64.4 million in losses remained in accumulated OCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

At June 30, 2016, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding at June 30, 2016 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of June 30, 2016, we had a balance of $30.2 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. There were no settlement of swap contracts during the six-month period ended June 30, 2016. As of December 31, 2015, we had a balance of $33.1 million of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. In July 2016, we settled all of our outstanding swap contracts which resulted in the receipt of net proceeds of $195.6 million, which will be accounted for as a reduction of current and future interest expense associated with the previously hedged notes.

Commercial Paper: In April 2016 our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.000 billion. As of June 30, 2016 and December 31, 2015 we had available capacity to issue up to $2.000 billion and $1.750 billion of Commercial Paper, respectively, and there were no borrowings under the program.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.000 billion which was increased from $1.750 billion in April 2016. In April 2016, the term of the Credit Facility was also extended from April 17, 2020 to April 17, 2021. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At June 30, 2016 and December 31, 2015 there was no outstanding borrowing against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2016.

12. Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 15, 2015, as amended effective June 15, 2016) (Plan) that provides for the granting of options, restricted stock units (RSUs), performance stock units (PSUs) and other share-based awards to our employees, officers and non-employee directors. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

On June 15, 2016, our stockholders approved an amendment of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 265,263,282 shares of Common Stock, which includes 17,500,000 new shares of Common Stock; a limitation on the aggregate equity compensation that may be provided to non-employee members of the Board of Directors; and an amendment that includes clarifying changes to employee award provisions regarding vesting acceleration on a change in control or certain employment terminations events and the applicability of the five percent limitation on such awards. The term of the plan is through April 15, 2025.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2016 and 2015:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Cost of goods sold (excluding amortization of acquired intangible assets)	$8.7	$8.1	$17.7	$14.8
Research and development	63.9	63.6	126.1	119.8
Selling, general and administrative	84.9	76.0	160.2	141.9
Total share-based compensation expense	157.5	147.7	304.0	276.5
Tax benefit related to share-based compensation expense	44.0	44.8	84.1	81.2
Reduction in income	$113.5	$102.9	$219.9	$195.3

The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2016 (in millions unless otherwise noted):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2015	75.7	7.7	334
Changes during the Year:
Granted	5.6	1.3	203
Exercised / Released	(3.7)	(2.5)	(72)
Forfeited	(1.2)	(0.2)	(22)
Outstanding at June 30, 2016	76.4	6.3	443

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2016 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$607.1	$338.3	$31.3
Expected weighted-average period in years of compensation cost to be recognized	2.0	1.6	1.9

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the six-month period ended June 30, 2016 gross unrecognized tax benefits increased by $21.8 million, primarily from an increase in unrecognized tax benefits related to current year operations of $32.2 million and accrued interest of $1.0 million, partially offset by a decrease in unrecognized tax benefits related to settlements of tax positions taken in prior years of $11.4 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Collaboration Agreements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments for options to acquire rights to products and product candidates and other rights, as well as potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments. These arrangements could include obligations for us to make equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. See Note 17 of Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2016. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the six months ended June 30, 2016:

Agios Pharmaceuticals, Inc. (Agios):  During 2010, we entered into a discovery and development collaboration and license agreement with Agios (2010 Collaboration Agreement) that focused on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. We had an exclusive option to license any potential products that resulted from the Agios cancer metabolism research platform through the end of phase I clinical trials.

With respect to each product that we chose to license, Agios could receive up to approximately $120.0 million upon achievement of certain milestones and other payments plus royalties on worldwide sales, and Agios may also participate in the development and commercialization of certain products in the United States.

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

In January 2015, we exercised our option to an exclusive license from Agios to AG-120, an orally available, selective inhibitor of the mutated isocitrate dehydrogenase-1 (IDH1) protein for the treatment of patients with cancers that harbor an IDH1 mutation, outside the United States, with Agios retaining the right to conduct development and commercialization within the United States. In May 2016, we agreed to return to Agios the AG-120 lead development candidate. As a result, Agios obtained global rights to AG-120 and the IDH1 program. Neither Agios nor Celgene will have any continuing financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program.

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

In May 2016, we and one of our subsidiaries entered into a new global collaboration agreement with Agios (2016 Collaboration Agreement), focused on the research and development of immunotherapies against certain metabolic targets that exert their antitumor efficacy primarily via the immune system. In addition to new programs identified under the 2016 Collaboration Agreement, we and Agios have also agreed that all future development and commercialization of two programs that were conducted under the 2010 Collaboration Agreement will now be governed by the 2016 Collaboration Agreement.

During the term of the 2016 Collaboration Agreement, Agios plans to conduct research programs focused on discovering compounds that are active against metabolic targets in the immuno-oncology (IO) field.  The initial four-year term will expire in May 2020.  We may extend the term for up to two additional one-year terms or in specified cases, up to four additional years.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the 2016 Collaboration Agreement, Agios has granted us exclusive options to obtain development and commercialization rights for each program that we have designated for further development.  We may exercise each such option beginning on the designation of a development candidate for such program (or on the designation of such program as a continuation program) and ending on the earlier of the end of a specified period after Agios has furnished us with specified information for such program, or January 1, 2030.  Programs that have applications in the inflammation or autoimmune (I&I) field that may result from the 2016 Collaboration Agreement will also be subject to the exclusive options described above.

Agios will retain rights to any program that we do not designate for further development or as to which we do not exercise our option.

Under the terms of the 2016 Collaboration Agreement, following our exercise of an option with respect to a program, we and Agios (and, if applicable, one of its affiliates) will enter into either a co-development and co-commercialization agreement if such program is in the IO field, typically with a 50/50 profit and cost share, or a license agreement if such program is in the I&I field.

Under the terms of the 2016 Collaboration Agreement, we made an initial upfront payment to Agios in the amount of $200.0 million for the initial four-year term. We have specified rights to extend the term by paying a per-year extension fee. We will pay Agios a designation fee for each program that we designate for further development and for each continuation program.  For each program as to which we exercise our option to develop and commercialize, subject to antitrust clearance, we will pay Agios an option exercise fee of at least $30.0 million for any designated development program and for any continuation programs, plus up to $169.0 million (or up to $209.0 million for one program designated by Celgene which will have a profit and cost share of 65% for Celgene and 35% for Agios) in clinical and regulatory milestone payments (and in the case of licensed programs in the I&I field, up to $386.0 million in clinical, regulatory and commercial milestone payments, as well as double-digit tiered royalties on any net sales). Agios will remain responsible for the initial phase I dose escalation study for each program under the 2016 Collaboration Agreement, including associated costs.

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

Under the amended and restated collaboration agreement we made an additional $25.0 million payment for bluebird to develop the lead anti-BCMA product candidate (bb2121) through a phase I clinical study and to develop next-generation anti-BCMA product candidates. The payment was recorded as prepaid research and development on the balance sheet and is being recognized as expense as development work is performed. Upon exercising our option to license a product and achievement of certain milestones, we may be obligated to pay up to $230.0 million per licensed product in aggregate potential option fees and clinical and regulatory milestone payments. bluebird also has the option to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the United States in exchange for a reduction of milestone payments. Royalties would also be paid to bluebird in regions where there is no profit share, including in the United States, if bluebird declines to exercise their co-development and profit sharing rights. In February 2016, we exercised our option to license bb2121 and made a corresponding $10.0 million license payment to bluebird.

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

Juno Therapeutics, Inc. (Juno): In June 2015, we announced a collaboration and investment agreement with Juno for the development and commercialization of immunotherapies for cancer and autoimmune diseases. The collaboration and investment agreement became effective on July 31, 2015. Under the terms of the agreement, we have the option to be the commercialization partner for Juno’s oncology and cell therapy auto-immune product candidates, including Juno’s CD19 and CD22 directed CAR T-cell product candidates. For Juno-originated programs co-developed under the collaboration, (a) Juno will be responsible for

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

research and development in North America and will retain commercialization rights in those territories, (b) we will be responsible for development and commercialization in the rest of the world, and will pay Juno a royalty on sales in those territories, and (c) we have certain co-promotion options for global profit sharing arrangements under which the parties will share worldwide expenses and profits equally, except in China.

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

Acetylon Pharmaceuticals, Inc. (Acetylon): In May 2016, our collaboration and option agreement with Acetylon expired. As a result, we do not have an exclusive right to acquire Acetylon or any right to receive any research and development services from Acetylon or have any obligation to pay any milestone payment under that agreement. We have retained our equity interest in Acetylon.

A financial summary of certain period activity related to our collaboration agreements is presented below1,2:

		Three-Month Periods Ended June 30,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Agios	2016	$200.0	$—	$—	$0.2	$—
	2015	9.0	—	—	—	—
AstraZeneca	2016	—	—	—	—	—
	2015	450.0	—	—	—	—
bluebird	2016	—	—	—	2.1	—
	2015	—	—	—	0.7	—
Juno[3]	2016	50.0	—	—	—	—
	2015	—	—	—	—	—
Lycera	2016	—	—	—	—	—
	2015	69.5	—	—	—	10.0
Other Collaboration Arrangements	2016	34.0	10.5	—	1.5	—
	2015	41.0	8.0	—	6.6	50.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Six-Month Periods Ended June 30,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Agios	2016	$200.0	$25.0	$—	$0.2	$—
	2015	9.0	—	—	—	—
AstraZeneca	2016	—	—	—	—	—
	2015	450.0	—	—	—	—
bluebird	2016	10.0	—	—	4.2	—
	2015	—	—	—	0.7	—
Juno[3]	2016	50.0	—	—	—	41.0
	2015	—	—	—	—	—
Lycera	2016	—	—	—	—	—
	2015	69.5	—	—	—	10.0
Other Collaboration Arrangements	2016	104.0	50.5	—	5.4	37.0
	2015	60.0	8.0	8.1	12.1	50.0

A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	June 30, 2016	$—	$183.9	14%
	December 31, 2015	—	224.9	14%
Agios	June 30, 2016	0.8	219.7	14%
	December 31, 2015	1.0	340.4	13%
bluebird	June 30, 2016	16.0	N/A	N/A
	December 31, 2015	20.2	N/A	N/A
Juno	June 30, 2016	—	395.0	10%
	December 31, 2015	—	401.8	9%
Lycera	June 30, 2016	3.0	10.0	8%
	December 31, 2015	3.0	10.0	8%
Other Collaboration Arrangements	June 30, 2016	42.8	256.8	N/A
	December 31, 2015	48.4	352.0	N/A

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

Collaboration Arrangements: We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets at June 30, 2016 and December 31, 2015. See Note 14 for additional details related to collaboration arrangements.

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

THALOMID® and REVLIMID®: On October 2, 2013, Andrulis Pharmaceuticals Corporation (Andrulis) filed a lawsuit against us in the United States District Court for the District of Delaware claiming infringement of U.S. Patent No. 6,140,346 (the ’346 patent). Andrulis alleges that we are liable for infringement of one or more claims of the ’346 patent, which covers the use of THALOMID® (and, as asserted by Andrulis, REVLIMID®) in combination with an alkylating agent (e.g., melphalan) to treat cancers. Andrulis is seeking an unspecified amount of damages, attorneys’ fees and injunctive relief.

The court held hearings on claim construction and on a partial summary judgment motion on May 27, 2015 and May 28, 2015, respectively. On June 26, 2015, the court issued its claim construction ruling and held that certain claim terms were indefinite. On July 28, 2015, the court entered final judgment in favor of Celgene. On August 27, 2015, Andrulis filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on the final judgment and its indefiniteness and claim construction rulings. A hearing was held on July 8, 2016 and the Federal Circuit Court affirmed the District Court’s decision on July 14, 2016. Andrulis has 30 days to file a rehearing petition.

ISTODAX® (romidepsin): On May 28, 2015, we received a Notice Letter from Teva Pharmaceuticals USA, Inc. (Teva) notifying us of Teva’s Abbreviated New Drug Application (ANDA) that seeks approval from the U.S. Food and Drug Administration (FDA) to market a generic version of romidepsin for injection. The Notice Letter contains Paragraph IV certifications against U.S. Patent Nos. 7,608,280 and 7,611,724 (the ’280 and ’724 patents) that are listed in the Orange Book for ISTODAX®.

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

Celgene and Teva have reached an agreement to settle all pending claims and counterclaims. Under the terms of the settlement agreement, which is pending approval by the court, the parties have stipulated to dismiss the case and Celgene will provide to Teva a non-exclusive, royalty-free sublicense to manufacture and market generic product, as well as the right to sell an authorized generic product as of August 1, 2018. The settlement agreement has been submitted to the Federal Trade Commission for review.

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

On December 8, 2015, Lannett filed an answer and counterclaims asserting that the patents-in-suit are invalid, unenforceable, and/or not infringed and on January 19, 2016 we filed a reply to Lannett's counterclaims. On April 18, 2016, Lannett amended its answer to narrow the scope of its unenforceability counterclaims and we filed an amended reply on May 5, 2016. Fact discovery

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is currently set to close on January 20, 2017. Markman briefing is currently scheduled to be completed on December 20, 2016. The Court has not yet set dates for a Markman hearing, close of expert discovery, or trial.

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

On April 6, 2016, we filed an infringement action against Actavis in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Actavis’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 24, 2018. On May 3, 2016, Actavis filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. On June 10, 2016 we filed a reply to Actavis’s counterclaims. A scheduling conference is set for August 3, 2016.

Proceedings involving the USPTO:

Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the United States Patent and Trademark Office (USPTO) to institute a post grant review. On April 23, 2015, we were informed that Coalition for Affordable Drugs VI LLC filed petitions for Inter Partes Review (IPRs) challenging the validity of Celgene’s patents U.S. 6,045,501 and U.S. 6,315,720 covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on July 21, 2016 and a decision is expected in late October 2016.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the rest of the claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015 we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed on April 8, 2016 and expert discovery is set to be completed by October 24, 2016. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

A civil qui tam action brought by a former Celgene employee is pending in the U.S. District Court for the Central District of California (the Brown Action). The complaint was unsealed in February 2014 when the United States Department of Justice (DOJ) declined to intervene in the action, reserving its right to intervene in the action at a later time. The complaint alleges off-label marketing and improper payments to physicians in connection with sales of THALOMID® and REVLIMID® and is brought on

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

behalf of the federal and various state governments under the federal false claims act and similar state laws. On April 25, 2014, we filed a motion to dismiss the complaint, which was denied except with respect to certain state claims. The complaint in the Brown Action seeks, among other things, treble damages, civil penalties and attorneys’ fees and costs. We filed our answer to the complaint in August 2014. Fact discovery closed in September 2015 and expert discovery closed on June 30, 2016. A joint summary judgment motion is to be filed with the court by August 29, 2016. No trial date has been set. At this time, we are unable to predict the outcome of this matter or the ultimate legal and financial liability, if any, and cannot reasonably estimate the possible loss or range of loss, if any. We intend to vigorously defend against the claims in the Brown Action.

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

In November 2014, we received another letter purportedly on behalf of a stockholder demanding access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company complied with the demand, as modified through negotiation with counsel for the purported stockholder, and in November 2015 the stockholder filed a complaint in Delaware Chancery Court asserting derivative claims on behalf of the Company against eight current, and four former members of the Board of Directors. The complaint alleges, largely on the basis of allegations in the Brown Action, that the defendant directors breached their fiduciary duties by allowing the Company to engage in unlawful activity in its marketing of THALOMID® and REVLIMID®, and seeks from the defendant directors unspecified damages, including Celgene’s costs of defending against government and civil investigations and lawsuits and alleged reputational harm, and disgorgement of compensation paid to the defendant directors. On January 22, 2016, the Company filed a motion to dismiss the complaint on the basis that prior to filing the complaint asserting derivative claims the plaintiff was required under Delaware law and failed to demand that our board of directors take action on the Company’s behalf. On March 21, 2016, plaintiff filed an amended complaint. On April 5, 2016, the Company filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss is to be completed by August 10, 2016.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 23, 2016, the Magistrate Judge issued a Report and Recommendation that the Court allow-in-part and deny-in-part the plaintiffs’ motion for summary judgment. The Magistrate Judge recommended to the Court to allow royalties on sales of REVLIMID® during the period from March 1, 2013 through May 11, 2016, and to deny the remainder of plaintiffs’ motion, including seeking royalties on sales of POMALYST®/IMNOVID®. On March 8, 2016, we filed objections to the Report and Recommendation. No trial date has been set by the court. We intend to vigorously defend against CMCC's and CR Rev's claims.

During the three-month period ended June 30, 2016, we accrued $100.0 million related to this matter as a probable and reasonably estimable loss contingency. There is a reasonable possibility that the ultimate loss incurred may be in excess of the accrued amount. We will monitor this matter for developments that would affect the likelihood of a loss and the accrued amount thereof and will adjust the accrued amount as appropriate. Any loss in excess of the accrued amount cannot be reasonably estimated at this time and may be affected by, among other things: (i) a decision by the District Judge on whether to adopt, amend or reject the Magistrate Judge’s Report and Recommendation, (ii) resolution of disputed facts and claims at trial, and (iii) future court rulings from the District Court or on appeal.

On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various state antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories (Barr) allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to Mylan Pharmaceuticals, Lannett Company, and Dr. Reddy’s Laboratories so that those companies can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits against Barr and Natco Pharma Limited in order to allegedly delay those companies from obtaining approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payers, is seeking injunctive relief and damages. On February 3, 2015, we filed a motion to dismiss IUB’s complaint. On March 3, 2015, the City of Providence (“Providence”) filed a similar putative class action making similar allegations. Both IUB and Providence, on behalf of themselves and a putative class of third party payers, are seeking injunctive relief and damages. Providence agreed that the decision in the motion to dismiss IUB’s complaint would apply to the identical claims in Providence’s complaint. A supplemental motion to dismiss Providence's state law claims was filed on April 20, 2015. On October 30, 2015, the court denied our motion to dismiss on all grounds.

Celgene filed its Answer to the IUB and Providence complaints on January 11, 2016. The completion of fact discovery and expert discovery is scheduled for August 1, 2017 and December 15, 2017, respectively. No trial date has been set. We intend to vigorously defend against IUB’s claims.

In December 2015, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients. We are cooperating with this request.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subsequent Event

In July 2016, we entered into a collaboration agreement with Jounce Therapeutics, Inc. (Jounce) for the development and commercialization of immunotherapies for cancer, including Jounce’s lead product candidate, JTX-2011, targeting ICOS (the Inducible T cell CO-Stimulator), up to four early stage programs to be selected from a defined pool of B cell, T regulatory cell and tumor-associated macrophage targets emerging from Jounce’s research platform, and a Jounce checkpoint immuno-oncology program. Under the terms of the collaboration agreement and other agreements with Jounce, we agreed to pay $261.0 million to Jounce, which included an upfront collaboration fee and a purchase of Jounce equity securities. Jounce is also eligible to receive regulatory, development, and net sales milestone payments.

We have the right to opt into the collaboration programs at defined stages of development. Following opt-in, the parties will share U.S. profits and losses on the collaboration programs as follows: (a) Jounce will retain a 60 percent U.S. profit share of JTX-2011, with 40 percent allocated to us; (b) Jounce will retain a 25 percent U.S. profit share on the first additional program, with 75 percent allocated to us; and (c) the parties will equally share U.S. profits on up to three additional programs. Also, following opt-in to each of the foregoing programs, we will receive exclusive ex-U.S. commercialization rights with respect to such program, Jounce will be eligible to receive tiered royalties on sales outside the United States, and development costs will be shared by the parties in a manner that is commensurate with their respective product rights under such program. The parties will equally share global profits from the checkpoint program.

The collaboration agreement has an initial term of four years, which may be extended up to three additional years. If the parties enter into any pre-negotiated license or co-commercialization agreement during the initial term, the collaboration agreement will continue until all such license and co-commercialization agreements have expired. The collaboration agreement may be terminated at our discretion upon 120 days prior written notice to Jounce and by either party upon material breach of the other party, subject to cure periods.

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

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, oncology, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma, lymphomas, chronic lymphocytic leukemia (CLL) and myelodysplastic syndromes (MDS). POMALYST®/IMNOVID® was approved in the United States and the European Union (EU) for indications in multiple myeloma based on phase II and phase III trial results, respectively, and an additional phase III trial is underway with POMALYST®/IMNOVID® in relapsed and refractory multiple myeloma. In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and expanded indications in psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have phase III trials underway for ozanimod in ulcerative colitis (UC) and relapsing multiple sclerosis (RMS) and for GED-0301 in Crohn’s disease. In hematology, phase III trials are underway for CC-486 in MDS and acute myeloid leukemia (AML), for AG-221 in AML and for luspatercept in MDS and beta-thalassemia.

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

REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets for the following uses:

Disease	Geographic Approvals
Multiple myeloma (MM)
Multiple myeloma in combination with dexamethasone, in patients who have received at least one prior therapy	- United States - European Union - Japan - Other international markets
Multiple myeloma in combination with dexamethasone for newly diagnosed patients	- United States - Japan - Other international markets
Adult patients with previously untreated multiple myeloma who are not eligible for transplant	- European Union
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	- United States - Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	- European Union
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID® for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	- Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib	- United States - European Union (July 2016)

ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension): ABRAXANE® is a solvent-free chemotherapy product which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. ABRAXANE® is approved for the following uses:

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

POMALYST®/IMNOVID® (pomalidomide)1: POMALYST®/IMNOVID® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST®/IMNOVID® is approved for the following uses:

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

OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. OTEZLA® is approved for the following uses:

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

VIDAZA® (azacitidine for injection): VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA®. In 2013, we contracted with Sandoz AG (Sandoz) to sell a generic version of VIDAZA® in the United States, which we supply, and we recognize net product sales from our sales to Sandoz. Regulatory exclusivity for VIDAZA® is expected to continue in Europe through 2019. VIDAZA® is marketed in the United States and many international markets for the following uses:

Disease	Geographic Approvals
Myelodysplastic syndromes (MDS)
All French-American-British (FAB) subtypes	- United States
Intermediate-2 and high-risk MDS	- European Union - Other international markets
MDS	- Japan
Chronic myelomonocytic leukemia with 10% to 29% marrow blasts without myeloproliferative disorder	- European Union - Other international markets
Acute myeloid leukemia (AML) with 20% to 30% blasts and multi-lineage dysplasia	- European Union - Other international markets
Acute myeloid leukemia with >30% bone marrow blasts according to the WHO classification in patients aged 65 years or older who are not eligible for haematopoietic stem cell transplantation	- European Union

THALOMID® (thalidomide): THALOMID®, sold as THALOMID® or Thalidomide CelgeneTM outside of the United States, is administered orally for the following uses:

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

The following table summarizes total revenue and earnings for the three-month periods ended June 30, 2016 and 2015 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2016	2015
Total revenue	$2,754.3	$2,277.8	$476.5	20.9%
Net income	$598.2	$356.2	$242.0	67.9%
Diluted earnings per share	$0.75	$0.43	$0.32	74.4%

Total revenue increased by $476.5 million in the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. The $242.0 million increase in net income and $0.32 increase in diluted earnings per share in the current three-month period were primarily due to a higher level of net product sales and a net decrease in research and development expenses of $161.3 million which includes a $286.5 million decrease in expenses related to collaboration arrangements, partly offset by an increase in selling, general and administrative expenses of $115.3 million primarily due to a $100.0 million litigation-related loss contingency accrual expense, a $111.1 million increase in amortization expenses primarily related to an $83.1 million intangible asset impairment charge which was recorded within Amortization of acquired intangible assets, and a $75.0 million increase in interest expense due to the issuance of $8.000 billion of senior notes in August 2015.

The following table summarizes total revenue and earnings for the six-month periods ended June 30, 2016 and 2015 (dollar amounts in millions, except per share data):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2016	2015
Total revenue	$5,265.9	$4,358.6	$907.3	20.8%
Net income	$1,398.9	$1,075.1	$323.8	30.1%
Diluted earnings per share	$1.74	$1.30	$0.44	33.8%

Total revenue increased by $907.3 million in the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. The $323.8 million increase in net income and $0.44 increase in diluted earnings per share in the current six-month period were primarily due to a higher level of net product sales, partly offset by a $139.3 million increase in amortization expenses primarily related to an $83.1 million intangible asset impairment charge which was recorded within Amortization of acquired intangible assets, an increase in selling, general and administrative expenses of $129.1 million primarily due to a $100.0 million litigation-related loss contingency accrual expense, and a $147.7 million increase in interest expense due to the issuance of $8.000 billion of senior notes in August 2015.

Results of Operations

Three-Month Periods Ended June 30, 2016 and 2015

Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2016	2015
Net product sales:
REVLIMID®	$1,700.8	$1,444.0	$256.8	17.8%
ABRAXANE®	249.1	244.2	4.9	2.0%
POMALYST®/IMNOVID®	317.7	234.5	83.2	35.5%
OTEZLA®	241.9	89.7	152.2	169.7%
VIDAZA®	154.1	152.1	2.0	1.3%
azacitidine for injection	21.7	22.3	(0.6)	(2.7)%
THALOMID®	37.7	47.9	(10.2)	(21.3)%
ISTODAX®	20.7	17.9	2.8	15.6%
Other	0.8	1.5	(0.7)	(46.7)%
Total net product sales	$2,744.5	$2,254.1	$490.4	21.8%
Other revenue	9.8	23.7	(13.9)	(58.6)%
Total revenue	$2,754.3	$2,277.8	$476.5	20.9%

Total revenue increased by $476.5 million, or 20.9%, to $2.754 billion for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, reflecting increases of $358.8 million, or 26.2%, in the United States and $117.7 million, or 13.0%, in international markets.

Net Product Sales: Total net product sales for the three-month period ended June 30, 2016 increased by $490.4 million, or 21.8%, to $2.745 billion compared to the three-month period ended June 30, 2015. The increase was comprised of net volume increases of $361.4 million and net price increases of $143.9 million, offset in part by a $14.9 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $256.8 million, or 17.8%, to $1.701 billion for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, commenced in 2015.

ABRAXANE® net sales increased by $4.9 million, or 2.0%, to $249.1 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. U.S. sales increased 2.9 percent to $174.7 million and international sales were steady at $74.4 million. The increase in sales in the U.S. was due to price increases that were offset by a decrease in unit volume, while in international markets, volume increases were almost entirely offset by price decreases. The quarterly activity reflects customer buying patterns and increased competition in breast cancer and lung cancer from new market entrants.

POMALYST®/IMNOVID® net sales increased by $83.2 million, or 35.5%, to $317.7 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, reflecting net sales of $184.9 million in the United States and $132.8 million in international markets. Increases in treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. Achieving reimbursement in additional countries, notably in Japan, also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

OTEZLA® net sales increased by $152.2 million to $241.9 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 reflecting net sales of $216.8 million in the United States and $25.1 million in international markets. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015.

VIDAZA® net sales increased by $2.0 million, or 1.3%, to $154.1 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to a $4.1 million increase in international markets resulting from increased unit sales which was partly offset by price decreases.

Azacitidine for injection net sales decreased by $0.6 million, or 2.7%, to $21.7 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to price decreases which were partially offset by an increase in unit volumes.

THALOMID® net sales decreased by $10.2 million, or 21.3%, to $37.7 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily resulting from lower unit volumes in the U.S.

ISTODAX® net sales increased by $2.8 million, or 15.6%, to $20.7 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to an increase in unit volume.

Other Revenue: Other revenue decreased by $13.9 million to $9.8 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 primarily due to a $12.0 million decrease in royalty revenue from Novartis Pharma AG (Novartis) based upon its sales of both RITALIN® and FOCALIN XR®, which have both been negatively impacted by generic competition in certain markets and we expect that trend to accelerate throughout the remainder of 2016.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2016 and 2015 were as follows (in millions):

	Sales Returns	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at March 31, 2016	$12.9	$14.9	$318.7	$148.6	$495.1
Allowances for sales during prior periods	0.1	—	4.0	—	4.1
Allowances for sales during 2016	4.3	36.3	158.2	196.8	395.6
Credits/deductions issued for prior year sales	(1.6)	(0.1)	(11.6)	(11.8)	(25.1)
Credits/deductions issued for sales during 2016	(1.3)	(36.5)	(142.5)	(167.8)	(348.1)
Balance at June 30, 2016	$14.4	$14.6	$326.8	$165.8	$521.6

Balance at March 31, 2015	$10.3	$12.7	$190.5	$100.5	$314.0
Allowances for sales during prior periods	1.1	—	(2.5)	(0.1)	(1.5)
Allowances for sales during 2015	3.2	27.4	88.9	138.1	257.6
Credits/deductions issued for prior year sales	(2.0)	(0.1)	(26.9)	(8.8)	(37.8)
Credits/deductions issued for sales during 2015	(0.3)	(27.6)	(80.4)	(110.0)	(218.3)
Balance at June 30, 2015	$12.3	$12.4	$169.6	$119.7	$314.0

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2016 and 2015 follows:

Provisions for sales returns increased by $0.1 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015.

Discount provisions increased by $8.9 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to increased sales volumes. The $8.9 million increase consisted of a $9.0 million increase in the United States, which included increases of $4.8 million of cash discounts related to REVLIMID® and $4.1 million related to OTEZLA®.

Government rebates provisions increased by $75.8 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily due to increases of $40.8 million in international government rebates and $35.0 million in government rebates in the U.S. market. The increase in international government rebates was primarily driven by higher sales volumes for our primary products in Europe as well as increased rebate rates. The $35.0 million increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $31.2 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $3.8 million due to an increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $58.8 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. Chargebacks increased by approximately $36.2 million and distributor service fees increased by approximately $22.6 million. The chargeback increases were primarily due to higher sales volumes. The distributor service fee increase was primarily due to higher sales volumes of OTEZLA®, which accounted for $17.4 million of the increase in distributor service fees.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2016	2015
Cost of goods sold (excluding amortization of acquired intangible assets)	$110.9	$100.8	$10.1	10.0%
Percent of net product sales	4.0%	4.5%
Research and development	$948.7	$1,110.0	$(161.3)	(14.5)%
Percent of total revenue	34.4%	48.7%
Selling, general and administrative	$732.1	$616.8	$115.3	18.7%
Percent of total revenue	26.6%	27.1%
Amortization of acquired intangible assets	$174.8	$63.7	$111.1	174.4%
Acquisition related charges and restructuring, net	$(35.9)	$(29.3)	$(6.6)	22.5%

Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $10.1 million to $110.9 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.0% for the three-month period ended June 30, 2016 compared to 4.5% for the three-month period ended June 30, 2015, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA®, and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Research and Development: Research and development expenses decreased by $161.3 million to $948.7 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. The decrease was primarily due to a $286.5 million decrease in expenses related to collaboration arrangements, partially offset by increases in clinical trial and drug discovery activity.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)
	2016	2015
Human pharmaceutical clinical programs	$302.1	$240.0	$62.1
Other pharmaceutical programs	188.1	178.5	9.6
Drug discovery and development	154.8	100.2	54.6
Collaboration arrangements	298.3	584.8	(286.5)
Cellular therapy	5.4	6.5	(1.1)
Total	$948.7	$1,110.0	$(161.3)

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2016, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials:

Product	Disease Indication
luspatercept (ACE-536)[1]	Beta-thalassemia
mongersen (GED-0301)	Crohn's disease
1 In collaboration with Acceleron Pharma, Inc.

Regulatory approval requests in major markets:

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
REVLIMID®	Adult T-cell leukemia/lymphoma (ATLL)	Japan	PMDA[1]	Q2 2016 (submitted)
REVLIMID®	Multiple myeloma maintenance after receiving an autologous stem-cell transplant	Europe	EMA[2]	Q2 2016 (filed)
1 Pharmaceuticals and Medical Devices Agency
2 European Medicines Agency

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
REVLIMID®	Relapsed or refractory mantle cell lymphoma	EU	EC	Approval

The phase III clinical study evaluating REVLIMID® as maintenance therapy in patients with diffuse large B-cell lymphoma previously treated with rituximab in combination with standard chemotherapy (the REMARC study) achieved the primary endpoint of a statistically significant improvement in progression-free survival for patients receiving REVLIMID®. The interim analysis of overall survival, a key secondary endpoint, showed no benefit in the REVLIMID® arm. Based on these interim results, we do not currently plan to seek approval for this indication.

Selling, General and Administrative: Selling, general and administrative expenses increased by $115.3 million to $732.1 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015. The increase was primarily due to a $100.0 million litigation-related loss contingency accrual expense.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2016 and 2015 (in millions):

	Three-Month Periods Ended June 30,
Acquisitions	2016	2015
Abraxis	$37.9	$37.9
Avila	94.9	11.8
Gloucester	22.8	13.0
Pharmion	1.0	1.0
Quanticel	18.2	—
Total amortization	$174.8	$63.7

The increase in amortization expense primarily related to an $83.1 million impairment charge related to the technology platform obtained in the Avila acquisition, a reduction in the estimated useful lives of intangible assets obtained in the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018, as well as amortization of intangible assets acquired in the October 2015 acquisition of Quanticel.

Acquisition Related Charges and Restructuring, net: Acquisition related charges and restructuring, net were a net benefit of $35.9 million and a net benefit of $29.3 million for the three-month periods ended June 30, 2016 and 2015, respectively. The $6.6 million increase in the net benefit for the current year three-month period was primarily due to a $64.1 million increase in the net benefit related to reductions in the fair value of our contingent liabilities related to the Avila acquisition compared to the second quarter of 2015. The three-month period ended June 30, 2016 included an $81.1 million decrease in the fair value of such contingent consideration as a result of adjustments made to the probability and timing of future potential milestone payments payable to the former shareholders of Avila. The increased net benefit related to Avila contingent consideration was partly offset by a $45.0 million increase in expense for the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis and a $7.8 million increase in restructuring charges in the current year three-month period related to our relocation of certain operations into our two Summit, NJ locations as well as costs associated with certain headcount reductions.

Interest and Investment Income, net: Interest and investment income, net decreased by $1.6 million to $7.2 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 primarily due to lower investment balances compared to the prior year.

Interest (Expense): Interest (expense) increased by $75.0 million to $123.3 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015.

Other Income (Expense), Net: Other income (expense), net and fluctuations in the components of Other income (expense), net is summarized below for the three-month periods ended June 30, 2016 and 2015 (in millions):

	Three-Month Periods Ended June 30,
	2016	2015	Change
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$3.5	$(3.6)	$7.1
Fair value adjustments of forward point amounts	8.1	13.6	(5.5)
Gain from sale of put options	3.2	5.0	(1.8)
Impairment charges	(32.2)	(3.4)	(28.8)
Gain on sale of equity investment in Flexus Biosciences, Inc.	7.1	85.9	(78.8)
Other	(2.2)	(3.0)	0.8
Total Other income (expense), net	$(12.5)	$94.5	$(107.0)

Other income (expense), net was a net expense of $12.5 million and a net income of $94.5 million for the three-month periods ended June 30, 2016 and 2015, respectively. The $107.0 million decrease in other income was primarily due to a gain on the sale of our equity investment in Flexus Biosciences, Inc. (Flexus), a reduction in the favorable change in spreads between forward and spot rates related to foreign exchange contracts and increased impairment charges in the 2016 period related to certain equity investments, partly offset by currency fluctuations.

Income Tax Provision: The income tax provision decreased by $17.7 million to $96.9 million for the three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015, primarily as a result of a decrease in the effective tax rate partially offset by an increase in income before taxes. The estimated full year 2016 underlying effective tax rate of 14.1% reflects the impact of our global business footprint. The decrease in the estimated underlying effective tax rate from the second quarter of 2015 reflects a projected decrease in tax expense related to an impairment charge and reduction in the fair value of contingent consideration, both associated with our Avila acquisition, and a non-recurring unfavorable tax impact of certain prior year payments made to collaboration partners. The income tax provision for the three-month period ended June 30, 2015 included an estimated full year 2015 underlying effective tax rate of 17.4% (which subsequently increased to 20.0% when the actual 2015 full year results were achieved). The effective tax rate for the second quarter of 2015 was increased by 6.9 percentage points primarily as a result of the impact of the increase in the estimated full year 2015 underlying effective tax rate from the first quarter applied to cumulative income before taxes.

Six-Month Periods Ended June 30, 2016 and 2015

Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2016	2015
Net product sales:
REVLIMID®	$3,274.4	$2,786.9	$487.5	17.5%
ABRAXANE®	474.0	467.6	6.4	1.4%
POMALYST®/IMNOVID®	591.7	433.0	158.7	36.7%
OTEZLA®	437.5	150.0	287.5	191.7%
VIDAZA®	300.8	295.7	5.1	1.7%
azacitidine for injection	40.2	42.9	(2.7)	(6.3)%
THALOMID®	78.7	94.8	(16.1)	(17.0)%
ISTODAX®	39.2	34.4	4.8	14.0%
Other	2.7	4.0	(1.3)	(32.5)%
Total net product sales	$5,239.2	$4,309.3	$929.9	21.6%
Other revenue	26.7	49.3	(22.6)	(45.8)%
Total revenue	$5,265.9	$4,358.6	$907.3	20.8%

Total revenue increased by $907.3 million, or 20.8%, to $5.266 billion for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, reflecting increases of $670.5 million, or 25.5%, in the United States and $236.8 million, or 13.7%, in international markets.

Net Product Sales: Total net product sales for the six-month period ended June 30, 2016 increased by $929.9 million, or 21.6%, to $5.239 billion compared to the six-month period ended June 30, 2015. The increase was comprised of net volume increases of $757.1 million and net price increases of $218.9 million, offset in part by a $46.1 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $487.5 million, or 17.5%, to $3.274 billion for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, commenced in 2015.

ABRAXANE® net sales increased by $6.4 million, or 1.4%, to $474.0 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. U.S. sales of $318.5 million and international sales of $155.5 million decreased 3.2 percent and increased 12.1 percent, respectively. The increase in sales was primarily due to increased unit sales in international markets as well as price increases in the U.S. market, which was offset by price decreases in international markets.

POMALYST®/IMNOVID® net sales increased by $158.7 million, or 36.7%, to $591.7 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, reflecting net sales of $355.6 million in the United States and $236.1 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. Achieving reimbursement in additional countries, notably in Japan, also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

OTEZLA® net sales increased by $287.5 million to $437.5 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 reflecting net sales of $391.6 million in the United States and $45.9 million in international markets. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015.

VIDAZA® net sales increased by $5.1 million, or 1.7%, to $300.8 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to a $9.5 million increase in international markets resulting from increased unit sales which was partly offset by volume decreases in U.S. sales.

Azacitidine for injection net sales decreased by $2.7 million, or 6.3%, to $40.2 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to price decreases partially offset by an increase in unit volumes.

THALOMID® net sales decreased by $16.1 million, or 17.0%, to $78.7 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily resulting from lower unit volumes in the U.S.

ISTODAX® net sales increased by $4.8 million, or 14.0%, to $39.2 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to an increase in unit volume.

Other Revenue: Other revenue decreased by $22.6 million to $26.7 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 primarily due to a $19.4 million decrease in royalty revenue from Novartis based upon its sales of both RITALIN® and FOCALIN XR®, which have both been negatively impacted by generic competition in certain markets and we expect that trend to accelerate throughout the remainder of 2016.

Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2016 and 2015 were as follows (in millions):

	Sales Returns	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2015	$17.4	$12.2	$225.1	$141.7	$396.4
Allowances for sales during prior periods	(4.4)	—	13.9	(5.7)	3.8
Allowances for sales during 2016	6.2	71.8	318.6	356.7	753.3
Credits/deductions issued for prior year sales	(2.9)	(10.5)	(89.6)	(56.4)	(159.4)
Credits/deductions issued for sales during 2016	(1.9)	(58.9)	(141.2)	(270.5)	(472.5)
Balance at June 30, 2016	$14.4	$14.6	$326.8	$165.8	$521.6

Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
Allowances for sales during prior periods	1.1	—	(7.4)	(3.1)	(9.4)
Allowances for sales during 2015	4.8	53.5	205.0	256.2	519.5
Credits/deductions issued for prior year sales	(2.7)	(8.2)	(67.0)	(50.5)	(128.4)
Credits/deductions issued for sales during 2015	(1.1)	(44.4)	(99.5)	(177.3)	(322.3)
Balance at June 30, 2015	$12.3	$12.4	$169.6	$119.7	$314.0

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2016 and 2015 follows:

Provisions for sales returns decreased by $4.1 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to a $4.8 million reduction in the ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of 2015 which was sold to end customers during the first quarter of 2016 and a $1.6 million decrease in the REVLIMID® returns reserve allowance due to an allowance that was recorded in the first half of 2015. These reductions were partially offset by a $2.0 million increase in the returns allowance related to OTEZLA® in the second quarter of 2016 related to anticipated returns of product that have reached their expiration dates.

Discount provisions increased by $18.3 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to increased sales volumes. The $18.3 million increase consisted of an $18.0 million increase in the United States, which included increases of $9.6 million of cash discounts related to REVLIMID® and $7.2 million related to OTEZLA®.

Government rebates provisions increased by $134.9 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to an $81.0 million increase in international government rebates. The increase in international government rebates was primarily driven by higher sales volumes for our primary products in Europe and increased international rebate rates as well as an adjustment of our accrual to reflect higher rebate rates for IMNOVID® in France. The increase in the allowance for sales of IMNOVID® in France during prior periods was $15.1 million and the increase for sales of IMNOVID® in the current year due to higher rebate rates in France was $10.2 million. The $53.9 million increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $39.9 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $14.0 million due to an increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $97.9 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. Chargebacks increased by approximately $54.4 million and distributor service fees increased by approximately $43.5 million. The chargeback increases were primarily due to higher sales volumes. The distributor service fee increase was primarily attributable to OTEZLA®, which accounted for $39.0 million of the increase in distributor service fees.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2016	2015
Cost of goods sold (excluding amortization of acquired intangible assets)	$216.8	$204.8	$12.0	5.9%
Percent of net product sales	4.1%	4.8%
Research and development	$1,681.9	$1,616.0	$65.9	4.1%
Percent of total revenue	31.9%	37.1%
Selling, general and administrative	$1,275.1	$1,146.0	$129.1	11.3%
Percent of total revenue	24.2%	26.3%
Amortization of acquired intangible assets	$266.6	$127.3	$139.3	109.4%
Acquisition related charges and restructuring, net	$0.3	$(10.3)	$10.6	(102.9)%

Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $12.0 million to $216.8 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.1% for the six-month period ended June 30, 2016 compared to 4.8% for the six-month period ended June 30, 2015, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA® and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Research and Development: Research and development expenses increased by $65.9 million to $1,681.9 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. The increase was primarily due to an increase in drug discovery and clinical trial activity partially offset by a $168.1 million decrease in expenses related to collaboration arrangements.

The following table provides a breakdown of research and development expenses (in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)
	2016	2015
Human pharmaceutical clinical programs	$556.5	$452.6	$103.9
Other pharmaceutical programs	374.5	348.0	26.5
Drug discovery and development	291.2	184.8	106.4
Collaboration arrangements	449.3	617.4	(168.1)
Cellular therapy	10.4	13.2	(2.8)
Total	$1,681.9	$1,616.0	$65.9

Selling, General and Administrative: Selling, general and administrative expenses increased by $129.1 million to $1,275.1 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. The increase was primarily due to a $100.0 million litigation-related loss contingency accrual expense.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2016 and 2015 (in millions):

	Six-Month Periods Ended June 30,
Acquisitions	2016	2015
Abraxis	$75.9	$75.9
Avila	106.7	23.6
Gloucester	45.7	25.8
Pharmion	2.0	2.0
Quanticel	36.3	—
Total amortization	$266.6	$127.3

The increase in amortization expense primarily related to an $83.1 million impairment charge related to the technology platform obtained in the Avila acquisition, amortization of intangible assets acquired in the October 2015 acquisition of Quanticel, and a reduction in the estimated useful lives of intangible assets obtained in the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018. See Note 18 of Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional details.

Acquisition Related Charges and Restructuring, net: Acquisition related charges and restructuring, net were a net expense of $0.3 million and a net benefit of $10.3 million for the six-month periods ended June 30, 2016 and 2015, respectively. The $10.6 million increase in expense for the current year six-month period was primarily due to a $57.6 million increase in expense in the current year six-month period compared to the prior year six-month period for fair value adjustments to our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis and $10.9 million of restructuring charges in the current year six-month period related to our relocation of certain operations into our two Summit, NJ locations as well as costs associated with certain headcount reductions. These increases in expense were partially offset by a $66.4 million reduction in expense in the current year six-month period compared to the prior year six month period for adjustments to contingent consideration issued as part of the acquisition of Avila. The six-month period ended June 30, 2016 included an $81.1 million decrease in the fair value of such contingent consideration as a result of adjustments made to the probability and timing of future potential milestone payments payable to the former shareholders of Avila.

Interest and Investment Income, net: Interest and investment income, net decreased by $3.8 million to $14.0 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 primarily due to lower investment balances compared to the prior year.

Interest (Expense): Interest (expense) increased by $147.7 million to $245.2 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015.

Other Income (Expense), Net: Other income (expense), net and fluctuations in the components of Other income (expense), net is summarized below for the six-month periods ended June 30, 2016 and 2015 (in millions):

	Six-Month Periods Ended June 30,
	2016	2015	Change
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$4.3	$(1.5)	$5.8
Premium paid on equity investment	(6.0)	—	(6.0)
Fair value adjustments of forward point amounts	21.1	20.8	0.3
Gain from sale of put options	7.6	8.9	(1.3)
Impairment charges	(47.3)	(5.5)	(41.8)
Gain on sale of LifebankUSA business	37.5	—	37.5
Gain on sale of equity investment in Flexus Biosciences, Inc.	7.1	85.9	(78.8)
Other	(1.6)	(5.8)	4.2
Total Other income (expense), net	$22.7	$102.8	$(80.1)

Other income (expense), net was a net income of $22.7 million and $102.8 million for the six-month periods ended June 30, 2016 and 2015, respectively. The $80.1 million decrease in other income was primarily due to a gain on the sale of our equity investment in Flexus, increased impairment charges recorded in the 2016 period related to certain equity investments and a premium paid on an equity investment, partly offset by a gain on the sale of our LifebankUSA business and currency fluctuations.

Income Tax Provision: The income tax provision decreased by $5.0 million to $217.8 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily as a result of a decrease in the effective tax rate partially offset by an increase in income before taxes. The estimated full year 2016 underlying effective tax rate of 14.1% reflects the impact of our global business footprint. The decrease in the estimated underlying effective tax rate from the second quarter of 2015 reflects a projected decrease in tax expense related to an impairment charge and reduction in the fair value of contingent consideration, both associated with our Avila acquisition, and a non-recurring unfavorable tax impact of certain prior year payments made to collaboration partners. The effective tax rate for the six-month period ending June 30, 2016 was reduced by 0.6 percentage points as a result of a decrease in unrecognized tax benefits related to settlements of tax positions taken in prior years. The income tax provision for the six-month period ended June 30, 2015 included an estimated full year 2015 underlying effective tax rate of 17.4% (which subsequently increased to 20.0% when the actual 2015 full year results were achieved). The effective tax rate for the six-month period ended June 30, 2015 was reduced by 0.2 percentage points primarily as a result of certain tax benefits related to our 2014 income tax returns that were projected to be more favorable than originally estimated.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	June 30, 2016	December 31, 2015	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$5,063.7	$4,880.3	$183.4
Marketable securities available for sale	1,340.0	1,671.6	(331.6)
Total financial assets	$6,403.7	$6,551.9	$(148.2)
Debt:
Long-term debt, net of discount	14,312.1	14,161.4	150.7

Working capital[1]	$7,231.0	$7,492.6	$(261.6)

[1]
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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2016, we held approximately $4.324 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $4.324 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of June 30, 2016 and December 31, 2015 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: In June 2016, our Board of Directors approved an increase of $3.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $20.500 billion of our common stock of which we have approximately $5.138 billion remaining for future share repurchases as of June 30, 2016. During the three-month period ended June 30, 2016 we used $296.3 million for purchases of our common stock, measured on a settlement date basis.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. The $148.2 million decrease in cash, cash equivalents and marketable securities available for sale at June 30, 2016 compared to December 31, 2015 was primarily due to $1.706 billion of payments under our share repurchase program, $353.3 million of net unrealized holding losses on marketable securities available for sale, partially offset by $1.911 billion of net cash from operating activities.

Accounts Receivable, Net:  Accounts receivable, net increased by $94.0 million to $1.515 billion at June 30, 2016 compared to December 31, 2015. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $214.4 million at June 30, 2016 compared to

$187.8 million at December 31, 2015. Approximately $32.1 million of the $214.4 million receivable balance at June 30, 2016 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

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

Inventory:  Inventory balances increased by $47.0 million to $490.4 million at June 30, 2016 compared to December 31, 2015. The increase was primarily due to an increase in ABRAXANE® raw materials.

Other Current Assets:  Other current assets decreased by $224.7 million to $760.0 million at June 30, 2016 compared to December 31, 2015 primarily due to a $70.8 million decrease in the fair value of derivative instruments recorded as Other current assets, a $133.3 million decrease in prepaid taxes and a $9.4 million decrease in other prepaid accounts.

Commercial Paper:  We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. In April 2016 our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.000 billion. As of June 30, 2016, we had available capacity to issue up to $2.000 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.000 billion which was increased from $1.750 billion in April 2016. In April 2016, the term of the Credit Facility was also extended from April 17, 2020 to April 17, 2021. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At June 30, 2016 there was no outstanding borrowing against the Credit Facility.

The Credit Facility and the Revolving Credit Agreement contain affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2016.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $37.0 million to $1.926 billion at June 30, 2016 compared to December 31, 2015. The increase was primarily due to increases of $122.8 million for sales adjustment accruals and $100.0 million for a litigation-related loss contingency accrual. These increases were partially offset by decreases of $91.9 million for compensation related accrued expenses and $84.5 million for current contingent consideration change in value and reclassification to non-current liabilities.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $14.5 million to $358.5 million at June 30, 2016 compared to December 31, 2015, primarily from the current provision for income taxes of $384.5 million and net deferred intercompany credits of $16.3 million, offset by income tax payments of $227.1 million, tax benefits of share-based compensation of $81.3 million and a decrease in refundable income taxes of $78.1 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2016 and 2015 were as follows (in millions):

	Six-Month Periods Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$1,910.9	$1,140.9	$770.0
Net cash (used in) provided by investing activities	$(185.6)	$239.7	$(425.3)
Net cash used in financing activities	$(1,542.5)	$(951.3)	$(591.2)

Operating Activities:  Net cash provided by operating activities increased by $770.0 million to $1.911 billion for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of $323.8 million in 2016 compared to 2015, a $340.1 million net increase in adjustments to reconcile net income to net cash provided by operating activities for non-cash items such as impairment charges, changes in deferred income taxes and amortization expenses, $60.2 million from slower growth in accounts receivable in 2016 and $45.9 million of net changes in other balance sheet items.

Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2016 amounted to $185.6 million compared to net cash provided by investing activity of $239.7 million for the six-month period ended June 30, 2015. The increase in net cash used in investing activities was primarily due to the net purchases of $4.0 million of marketable securities available for sale during 2016 compared to net proceeds of $452.7 million from net sales of marketable securities available for sale during 2015, partly offset by $36.7 million less net purchases of equity investments during 2016 than in 2015.

Financing Activities: Net cash used in financing activities amounted to $1.543 billion for the six-month period ended June 30, 2016, compared to net cash used in financing activities of $951.3 million for the six-month period ended June 30, 2015. The $591.2 million increase in net cash used in financing activities was primarily attributable to a lack of short-term borrowing in 2016 compared to net short-term borrowing of $761.2 million in 2015, partly offset by $291.0 less payments under our share repurchase program during 2016 than in 2015.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2016, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain derivative contracts.

Marketable Securities Available for Sale: At June 30, 2016, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of June 30, 2016, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$41.2	$286.6	$13.3	$341.1
Fair value	$41.4	$289.8	$14.0	$345.2
Weighted average interest rate	1.3%	1.0%	1.9%	1.1%

Short-Term Borrowings and Current Portion of Long-Term Debt: As of June 30, 2016 and December 31, 2015 we had no outstanding short-term borrowings or long-term debt due within one year.

Long-Term Debt: We have issued an aggregate $14.250 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of June 30, 2016 are summarized below (in millions):

	Principal Amount	Carrying Value
1.900% senior notes due 2017	$500.0	$501.3
2.125% senior notes due 2018	1,000.0	997.3
2.300% senior notes due 2018	400.0	402.5
2.250% senior notes due 2019	500.0	511.9
2.875% senior notes due 2020	1,500.0	1,491.8
3.950% senior notes due 2020	500.0	521.4
3.250% senior notes due 2022	1,000.0	1,060.1
3.550% senior notes due 2022	1,000.0	992.9
4.000% senior notes due 2023	700.0	746.7
3.625% senior notes due 2024	1,000.0	1,001.6
3.875% senior notes due 2025	2,500.0	2,483.6
5.700% senior notes due 2040	250.0	247.2
5.250% senior notes due 2043	400.0	392.9
4.625% senior notes due 2044	1,000.0	986.7
5.000% senior notes due 2045	2,000.0	1,974.2
Total long-term debt	$14,250.0	$14,312.1

At June 30, 2016, the fair value of our senior notes outstanding was $15.135 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2016 and December 31, 2015 had settlement dates within 54 months and 36 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2016 and December 31, 2015 (in millions):

	Notional Amount
Foreign Currency	June 30, 2016	December 31, 2015
Australian Dollar	$50.9	$45.1
British Pound	230.9	289.3
Canadian Dollar	217.8	135.9
Euro	2,284.8	2,934.3
Japanese Yen	762.1	510.4
Swedish Krona	7.6	—
Total	$3,554.1	$3,915.0

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2016, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2016 and December 31, 2015 were $901.1 million and $920.0 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2016 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $442.9 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding at June 30, 2016 and December 31, 2015 had settlement dates within 54 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.

Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at June 30, 2016 and December 31, 2015 (in millions):

	Notional Amount[1]
	June 30, 2016	December 31, 2015
Foreign currency option contracts designated as hedging activity:
Purchased Put	$1,001.6	$641.5
Written Call	$1,109.4	$690.0
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

Assuming that the June 30, 2016 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $80.0 million if the U.S. Dollar were to strengthen and decrease by approximately $80.5 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.
Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes.

During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional amount of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated OCI was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. At June 30, 2016 and December 31, 2015, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below (in millions):

	Notional Amount
	June 30, 2016	December 31, 2015
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500.0	$200.0
Forward starting swaps with effective dates in 2018	$500.0	$—

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at June 30, 2016 would have increased the fair value of our contracts by $88.8 million. A one percentage point decrease at June 30, 2016 would have decreased the aggregate fair value of our contracts by $101.0 million.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheet with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations.

The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2016 and December 31, 2015 (in millions):

	Notional Amount
	June 30, 2016	December 31, 2015
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
1.900% senior notes due 2017	$300.0	$300.0
2.300% senior notes due 2018	200.0	200.0
2.250% senior notes due 2019	500.0	500.0
3.950% senior notes due 2020	500.0	500.0
3.250% senior notes due 2022	1,000.0	1,000.0
4.000% senior notes due 2023	700.0	700.0
3.625% senior notes due 2024	100.0	100.0
3.875% senior notes due 2025	300.0	250.0
Total	$3,600.0	$3,550.0

In July 2016, we terminated the hedging relationship for $3.600 billion notional amount of interest rate swaps by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $195.6 million which will be accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at June 30, 2016 would have reduced the aggregate fair value of our net payable by $937.1 million. A one percentage point decrease at June 30, 2016 would have increased the aggregate fair value of our net payable by $1.107 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Hematology and Oncology: AbbVie, Amgen, AstraZeneca, Bristol-Myers-Squibb, Eisai, Gilead, Johnson & Johnson, Merck, Novartis, Roche/Genentech, Sanofi and Takeda; and

•	Inflammation and Immunology: AbbVie, Amgen, Biogen, Eisai, Eli Lilly, Johnson & Johnson, Merck, Novartis, Pfizer and UCB S.A.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through June 2016, our Board of Directors approved purchases of up to $20.500 billion of our common stock, including an approved increase of $3.000 billion in June 2016. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended June 30, 2016, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	556,742	$104.54	556,742	$2,423,025,594
May 1 - May 31	1,178,900	$101.81	1,178,900	$2,303,001,384
June 1 - June 30	1,691,821	$97.42	1,691,821	$5,138,189,510
Total	3,427,463	$100.08	3,427,463

During the three-month period ended June 30, 2016, we purchased 3.4 million shares of common stock under the share repurchase program from all sources at a cost of $343.0 million, excluding commissions. As of June 30, 2016, we had a remaining purchase authorization of $5.138 billion.

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

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	July 28, 2016	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)