Form 10-Q
period 2016-09-30
CELGENE CORP /DE/
filed 2016-10-27
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At October 21, 2016, 775,203,498 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Revenue:
Net product sales	$2,968.6	$2,312.6	$8,207.8	$6,621.9
Other revenue	14.2	21.5	40.9	70.8
Total revenue	2,982.8	2,334.1	8,248.7	6,692.7
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	107.7	109.9	324.5	314.7
Research and development	1,653.5	1,304.5	3,335.4	2,920.5
Selling, general and administrative	698.0	550.3	1,973.1	1,696.3
Amortization of acquired intangible assets	87.1	63.6	353.7	190.9
Acquisition related charges and restructuring, net	25.0	226.2	25.3	215.9
Total costs and expenses	2,571.3	2,254.5	6,012.0	5,338.3
Operating income	411.5	79.6	2,236.7	1,354.4
Other income and (expense):
Interest and investment income, net	7.3	8.6	21.3	26.4
Interest (expense)	(127.8)	(88.5)	(373.0)	(186.0)
Other income (expense), net	(34.2)	(19.6)	(11.5)	83.2
Income (loss) before income taxes	256.8	(19.9)	1,873.5	1,278.0
Income tax provision	85.4	14.2	303.2	237.0
Net income (loss)	$171.4	$(34.1)	$1,570.3	$1,041.0
Net income (loss) per common share:
Basic	$0.22	$(0.04)	$2.02	$1.31
Diluted	$0.21	$(0.04)	$1.95	$1.26
Weighted average shares:
Basic	775.8	791.1	777.3	794.3
Diluted	801.5	791.1	803.7	827.7

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$171.4	$(34.1)	$1,570.3	$1,041.0
Other comprehensive income (loss):
Foreign currency translation adjustments	3.9	(4.2)	6.6	(11.9)
Pension liability adjustment	—	—	—	(7.6)

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	(53.4)	(67.1)	(243.7)	277.0
Tax benefit (expense)	(0.6)	29.9	17.8	8.3
Unrealized holding gains (losses), net of tax	(54.0)	(37.2)	(225.9)	285.3

Reclassification adjustment for (gains) included in net income (loss)	(69.4)	(91.4)	(216.0)	(249.6)
Tax (benefit)	(0.6)	(0.5)	(1.9)	(1.5)
Reclassification adjustment for (gains) included in net income (loss), net of tax	(70.0)	(91.9)	(217.9)	(251.1)

Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding (losses)	(7.7)	(426.3)	(361.0)	(434.6)
Tax benefit	2.1	133.7	129.4	136.8
Unrealized holding (losses), net of tax	(5.6)	(292.6)	(231.6)	(297.8)

Reclassification adjustment for losses included in net income (loss)	30.7	10.9	71.2	11.6
Tax (benefit)	(10.9)	(3.9)	(25.0)	(4.1)
Reclassification adjustment for losses included in net income (loss), net of tax	19.8	7.0	46.2	7.5
Total other comprehensive (loss)	(105.9)	(418.9)	(622.6)	(275.6)
Comprehensive income (loss)	$65.5	$(453.0)	$947.7	$765.4

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,522.6	$4,880.3
Marketable securities available for sale	1,346.0	1,671.6
Accounts receivable, net of allowances of $32.1 and $30.3 at September 30, 2016 and December 31, 2015, respectively	1,586.3	1,420.9
Inventory	507.9	443.4
Other current assets	612.8	984.7
Total current assets	9,575.6	9,400.9
Property, plant and equipment, net	891.3	814.1
Intangible assets, net	10,498.9	10,858.1
Goodwill	4,865.8	4,879.0
Other assets	922.1	1,012.3
Total assets	$26,753.7	$26,964.4
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	501.0	—
Accounts payable	235.4	240.8
Accrued expenses and other current liabilities	1,847.1	1,647.7
Income taxes payable	3.8	19.8
Current portion of deferred revenue	62.1	60.6
Total current liabilities	2,649.4	1,968.9
Deferred revenue, net of current portion	28.4	30.0
Income taxes payable	370.1	324.2
Other non-current tax liabilities	2,519.2	2,519.2
Other non-current liabilities	1,733.8	2,041.7
Long-term debt, net of discount	13,802.5	14,161.4
Total liabilities	21,103.4	21,045.4
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 949.4 million and 940.1 million shares at September 30, 2016 and December 31, 2015, respectively	9.5	9.4
Common stock in treasury, at cost; 174.0 million and 153.5 million shares at September 30, 2016 and December 31, 2015, respectively	(16,130.2)	(14,051.8)
Additional paid-in capital	11,981.2	11,119.3
Retained earnings	9,644.7	8,074.4
Accumulated other comprehensive income	145.1	767.7
Total stockholders’ equity	5,650.3	5,919.0
Total liabilities and stockholders’ equity	$26,753.7	$26,964.4

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine-Month Periods Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,570.3	$1,041.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89.6	86.6
Amortization	276.9	193.8
Deferred income taxes	(256.8)	(413.1)
Impairment charges	187.1	26.6
Change in value of contingent consideration	12.2	(17.2)
Gain on sale of business	(37.5)	—
Net (gain) on sale of investments	(7.2)	(84.1)
Share-based compensation expense	451.7	426.4
Share-based employee benefit plan expense	28.7	24.1
Derivative instruments	193.2	(33.8)
Other, net	(9.3)	22.6
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(143.8)	(145.8)
Inventory	(62.3)	(27.1)
Other operating assets	137.2	(17.6)
Accounts payable and other operating liabilities	163.9	250.2
Income tax payable	27.9	43.9
Deferred revenue	11.6	49.3
Net cash provided by operating activities	2,633.4	1,425.8
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	541.7	3,661.7
Purchases of marketable securities available for sale	(560.1)	(1,699.4)
Payments for acquisition of businesses, net of cash acquired	—	(7,579.3)
Capital expenditures	(169.8)	(145.5)
Proceeds from sales of investment securities	13.1	85.5
Purchases of investment securities	(122.3)	(216.3)
Other	(0.6)	(4.5)
Net cash (used in) investing activities	(298.0)	(5,897.8)
Cash flows from financing activities:
Payment for treasury shares	(2,026.4)	(2,574.1)
Proceeds from short-term borrowing	—	2,230.9
Principal repayments on short-term borrowing	—	(1,630.8)
Proceeds from issuance of long-term debt	—	7,913.3
Net proceeds from common equity put options	7.6	10.2
Net proceeds from share-based compensation arrangements	190.8	204.2
Excess tax benefit from share-based compensation arrangements	129.8	243.7
Net cash (used in) provided by financing activities	(1,698.2)	6,397.4
Effect of currency rate changes on cash and cash equivalents	5.1	(30.5)
Net increase in cash and cash equivalents	642.3	1,894.9
Cash and cash equivalents at beginning of period	4,880.3	4,121.6
Cash and cash equivalents at end of period	$5,522.6	$6,016.5

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Nine-Month Periods Ended September 30,
	2016	2015
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss on marketable securities available for sale	$361.0	$434.6
Investment in Human Longevity, Inc. common stock	$39.6	$—
Supplemental disclosure of cash flow information:
Interest paid	$463.3	$171.1
Income taxes paid	$345.1	$345.6

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

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), and ISTODAX®. In addition we earn revenue through licensing arrangements.

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

We operate in a single segment engaged in the discovery, development, manufacturing, marketing, distribution and sale of innovative therapies for the treatment of cancer and inflammatory diseases. Consistent with our operational structure, our Chief Executive Officer (CEO), as the chief operating decision maker, manages and allocates resources at the global corporate level. Our global research and development organization is responsible for discovery of new drug candidates and supports development and registration efforts for potential future products. Our global supply chain organization is responsible for the manufacturing and supply of products. Regional/therapeutic area commercial organizations market, distribute and sell our products. The business is also supported by global corporate staff functions. Managing and allocating resources at the global corporate level enables our CEO to assess both the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, regional commercial organizations and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a product or franchise basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). ASU 2015-16 replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for us beginning in the first quarter of 2016. During the third quarter of 2016 we recorded a measurement period adjustment related to the valuation of contingent consideration and goodwill associated with the 2015 acquisition of Quanticel Pharmaceuticals, Inc. that reduced the acquisition date fair values of both contingent consideration and goodwill by $10.7 million. There was no material impact on 2016 net income.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective for us beginning in the first quarter of 2018 and early adoption is available to publicly traded companies for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures, as we held publicly traded equity investments at September 30, 2016 with a fair value of $1.002 billion, as well as equity investments accounted

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available for sale equity investments will be reflected in net income after adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, however, we anticipate recognition of additional assets and corresponding liabilities related to leases on our consolidated balance sheet.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation-Stock Compensation" (ASU 2016-09). ASU 2016-09 changes several aspects of the accounting for share-based payment transactions including requiring all excess tax benefits and tax deficiencies to be recognized in the Statement of Operations as a discrete item in the reporting period in which they occur, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share, and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. Early adoption is available. We anticipate that the updated standard will result in an increase in the shares used in the calculation of diluted earnings per share in an amount that will vary depending primarily on the share price of our common stock during future periods as well as the strike prices of outstanding employee stock options during future periods.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. ASU 2016-15 is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit at the transaction date and removes the option to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective for us on January 1, 2018 and will be adopted using a modified retrospective approach which requires a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Acquisitions and Divestitures

Acquisitions and Divestitures of Businesses

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

Pro Forma Financial Information:
The following table provides unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2015 as if the acquisition of Receptos had occurred on January 1, 2014.

	Three-Month Period Ended September 30, 2015	Nine-Month Period Ended September 30, 2015
Total revenue	$2,334.1	$6,692.7
Net income	$107.3	$1,029.8
Net income per common share: basic	$0.14	$1.30
Net income per common share: diluted	$0.13	$1.24

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

Quanticel Pharmaceuticals, Inc. (Quanticel): On October 19, 2015, we completed our previously announced acquisition of Quanticel, a privately held biotechnology company focused on cancer drug discovery, for consideration consisting of $95.9 million in cash at closing plus contingent consideration consisting of future payments of up to $385.0 million for achieving specified discovery and development targets. We had a research collaboration arrangement with Quanticel since 2011. Through this purchase, Quanticel has become our wholly-owned subsidiary, and we will benefit from full access to Quanticel’s proprietary platform for

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the single-cell genomic analysis of human cancer, as well as Quanticel’s programs that target specific epigenetic modifiers, which we expect will advance our pipeline of innovative cancer therapies.

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

Fair value amounts allocated to contingent consideration and goodwill presented below have been reduced by $10.7 million during the third quarter of 2016. These measurement period adjustments were not significant and did not have a significant impact on our financial condition, results of operations or cash flows in any interim period in 2016.

The fair value of consideration transferred in the acquisition of Quanticel is shown in the table below:

Fair Value at October 19, 2015 (as adjusted)
Cash	$95.9
Fair value of pre-existing equity ownership	11.4
Contingent consideration	155.3
Total fair value of consideration	$262.6

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

Fair Value at October 19, 2015 (as adjusted)
Working capital[1]	$7.0
Property, plant and equipment	1.9
Other non-current assets	0.8
Technology platform intangible asset[2]	232.0
Debt obligations	(13.9)
Non-current deferred tax liabilities	(72.3)
Total identifiable net assets	155.5
Goodwill	107.1
Total net assets acquired	$262.6
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

LifebankUSA: In February 2016, we completed the sale of certain assets of Celgene Cellular Therapeutics (CCT) comprising CCT's biobanking business known as LifebankUSA, CCT’s biomaterials portfolio of assets, including Biovance®, and CCT's rights to PSC-100, a placental stem cell program, to Human Longevity, Inc. (HLI), a genomics and cell therapy-based diagnostic and therapeutic company based in San Diego, California. We received 3.4 million shares of HLI Class A common stock with a fair value of $39.6 million as consideration in the transaction. The fair value of the shares common stock we received was determined based on the most recent preferred share offering and reduced for the estimated value of the liquidation preference not offered to common share holders. The transaction generated a $37.5 million gain that was recorded on our Consolidated Statements of Operations in Other income (expense), net. As of September 30, 2016 our total investment in HLI represents approximately 16% of HLI's outstanding capital stock.

Other Acquisitions

EngMab AG (EngMab): On September 27, 2016, we acquired all of the outstanding shares of EngMab, a privately held biotechnology company focused on T-cell bi-specific antibodies. EngMab’s lead molecule, EM901 is a preclinical T-cell bi-specific antibody targeting B-cell maturation antigen (BCMA). The acquisition also included another early stage program.

The consideration included an initial payment of 606.9 million Swiss Francs (CHF) (approximately $625.3 million), contingent development and regulatory milestones of up to CHF 150.0 million (approximately $154.7 million) and contingent commercial milestones of up to CHF 2.250 billion (approximately $2.320 billion) based on cumulative sales levels of between $1.000 billion and $40.000 billion. The acquisition of EngMab did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment was allocated primarily to the EM901 molecule and another early stage program, resulting in a $623.3 million research and development asset acquisition expense and $2.0 million of net working capital acquired.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Earnings Per Share

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(Amounts in millions, except per share)	2016	2015	2016	2015
Net income (loss)	$171.4	$(34.1)	$1,570.3	$1,041.0
Weighted-average shares:
Basic	775.8	791.1	777.3	794.3
Effect of dilutive securities:
Options, restricted stock units, performance-based restricted stock units and other	25.7	—	26.4	33.4
Diluted	801.5	791.1	803.7	827.7
Net income (loss) per share:
Basic	$0.22	$(0.04)	$2.02	$1.31
Diluted	$0.21	$(0.04)	$1.95	$1.26

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 20.7 million and 32.5 million shares for the three-month periods ended September 30, 2016 and 2015, respectively. The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 21.7 million and 11.6 million shares for the nine-month periods ended September 30, 2016 and 2015, respectively. All of the potentially dilutive securities for the three-month period ended September 30, 2015 were determined to be anti-dilutive due to the net loss reported.

Share Repurchase Program: In June 2016, our Board of Directors approved an increase of $3.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $20.500 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month and nine-month periods ended September 30, 2016 and 2015, we recorded put option activity on our Consolidated Statements of Operations in Other income (expense), net as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Gain (loss) from sale of put options	$—	$(18.8)	$7.6	$(9.9)

At September 30, 2016, we had no outstanding put options.

We have purchased 2.5 million and 20.0 million shares of common stock under the share repurchase program from all sources at a total cost of $273.4 million and $2.026 billion during the three- and nine-month periods ended September 30, 2016, respectively. As of September 30, 2016, we had a remaining share repurchase authorization of $4.865 billion.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(13.9)	$271.5	$586.4	$(76.3)	$767.7
Other comprehensive income (loss) before reclassifications	—	(231.6)	(225.9)	6.6	(450.9)
Amounts reclassified from accumulated other comprehensive income	—	46.2	(217.9)	—	(171.7)
Net current-period other comprehensive income (loss)	—	(185.4)	(443.8)	6.6	(622.6)
Balance September 30, 2016	$(13.9)	$86.1	$142.6	$(69.7)	$145.1

Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8
Other comprehensive income (loss) before reclassifications	(7.6)	(297.8)	285.3	(11.9)	(32.0)
Amounts reclassified from accumulated other comprehensive income	—	7.5	(251.1)	—	(243.6)
Net current-period other comprehensive income (loss)	(7.6)	(290.3)	34.2	(11.9)	(275.6)
Balance September 30, 2015	$(23.1)	$170.6	$553.8	$(62.1)	$639.2

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Operations	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
		2016	2015	2016	2015
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$71.0	$92.9	$221.0	$253.6
Treasury rate lock agreements	Interest (expense)	(1.3)	(1.1)	(3.9)	(2.9)
Interest rate swap agreements	Interest (expense)	(0.3)	(0.4)	(1.1)	(1.1)
	Income tax provision	0.6	0.5	1.9	1.5

Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(30.7)	(10.9)	(71.2)	(11.6)
	Income tax provision	10.9	3.9	25.0	4.1
Total reclassification, net of tax		$50.2	$84.9	$171.7	$243.6

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and the valuation techniques we utilized to determine such fair value.

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

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. Changes in the fair value of contingent consideration obligations are recognized in Acquisition related charges and restructuring, net in the Consolidated Statements of Operations. The fair value of our contingent consideration as of September 30, 2016 and December 31, 2015 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	September 30, 2016	December 31, 2015
Discount rate	0.8% to 12.0% (8.6%)	0.8% to 12.0% (8.8%)
Probability of payment	0% to 95% (42%)	0% to 95% (53%)
Projected year of payment for development and regulatory milestones	2016 to 2029 (2019)	2016 to 2029 (2019)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	2019 to 2033 (2024)	2019 to 2033 (2024)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Quanticel are estimated to be $120.0 million, $475.0 million and $363.4 million respectively, and $1.865 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at September 30, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,346.0	$1,002.3	$343.7	$—
Forward currency contracts	217.9	—	217.9	—
Purchased currency options	45.3	—	45.3	—
Total assets	$1,609.2	$1,002.3	$606.9	$—
Liabilities:
Contingent value rights	$(45.0)	$(45.0)	$—	$—
Interest rate swaps	(43.1)	—	(43.1)	—
Written currency options	(44.0)	—	(44.0)	—
Other acquisition related contingent consideration	(1,480.1)	—	—	(1,480.1)
Total liabilities	$(1,612.2)	$(45.0)	$(87.1)	$(1,480.1)

	Balance at December 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,671.6	$1,235.9	$435.7	$—
Forward currency contracts	606.0	—	606.0	—
Purchased currency options	46.7	—	46.7	—
Interest rate swaps	52.5	—	52.5	—
Total assets	$2,376.8	$1,235.9	$1,140.9	$—
Liabilities:
Contingent value rights	$(51.9)	$(51.9)	$—	$—
Written currency options	(19.1)	—	(19.1)	—
Other acquisition related contingent consideration	(1,521.5)	—	—	(1,521.5)
Total liabilities	$(1,592.5)	$(51.9)	$(19.1)	$(1,521.5)

There were no security transfers between levels 1 and 2 during the three- and nine-month periods ended September 30, 2016 and 2015. The following table represents a roll-forward of the fair value of level 3 instruments:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Liabilities:
Balance at beginning of period	$(1,469.5)	$(1,315.0)	$(1,521.5)	$(1,279.0)
Amounts acquired or issued, including measurement period adjustments	10.7	—	10.7	—
Net change in fair value	(41.1)	(13.5)	(19.1)	(49.5)
Settlements, including transfers to Accrued expenses and other current liabilities	19.8	—	49.8	—
Transfers in and/or out of level 3	—	—	—	—
Balance at end of period	$(1,480.1)	$(1,328.5)	$(1,480.1)	$(1,328.5)

The roll-forward of the fair value of level 3 instruments above includes an $81.1 million decrease in the fair value of contingent consideration from the acquisition of Avila that was recorded in the second quarter of 2016 as a result of adjustments made to the probability and timing of future potential milestone payments. An adjustment was also made to the technology platform asset obtained in the acquisition of Avila based on probability-weighted future cash flows, which resulted in an $83.1 million reduction

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the fair value of the technology platform asset during the second quarter of 2016 (see Note 10). The fair value of level 3 liabilities also decreased by $49.8 million due to Quanticel milestones of $30.0 million in the second quarter of 2016 and $19.8 million in the third quarter of 2016 that were achieved and transferred to Accrued expenses and other current liabilities. Lastly, a $10.7 million measurement period adjustment was recorded during the third quarter of 2016 related to the valuation of contingent consideration associated with the 2015 acquisition of Quanticel (see Note 3). These decreases were partly offset by accretion of the fair value of our contingent consideration due to the passage of time and increased estimated probabilities of achieving certain milestones. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Operations as Acquisition related charges and restructuring, net.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at September 30, 2016 and December 31, 2015 had settlement dates within 51 months and 36 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Operations in Other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to Other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2016 and December 31, 2015:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount
Foreign Currency	September 30, 2016	December 31, 2015
Australian Dollar	$53.3	$45.1
British Pound	188.2	289.3
Canadian Dollar	164.8	135.9
Euro	1,936.9	2,934.3
Japanese Yen	719.8	510.4
Swedish Krona	3.0	—
Total	$3,066.0	$3,915.0

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of September 30, 2016, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2016 and December 31, 2015 were $833.5 million and $920.0 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding at September 30, 2016 and December 31, 2015 had settlement dates within 51 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at September 30, 2016 and December 31, 2015:

	Notional Amount[1]
	September 30, 2016	December 31, 2015
Foreign currency option contracts designated as hedging activity:
Purchased Put	$1,016.6	$641.5
Written Call	$1,126.9	$690.0
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

During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional amount of $2.900

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated OCI was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. At September 30, 2016 and December 31, 2015, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	September 30, 2016	December 31, 2015
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500.0	$200.0
Forward starting swaps with effective dates in 2018	$500.0	$—

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

We had entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2016 and 2015. In July 2016, we terminated the hedging relationship on all of our then outstanding swap contracts, amounting to $3.600 billion notional amount, by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $195.6 million and $7.7 million during the nine-month periods ended September 30, 2016 and 2015, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2016 and December 31, 2015:

		September 30, 2016
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$244.6	$40.3
	Other non-current assets	53.1	30.4
	Accrued expenses and other current liabilities	1.4	5.7
	Other non-current liabilities	40.1	64.8
Interest rate swap agreements	Other non-current liabilities	0.1	44.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	30.8	6.5
	Accrued expenses and other current liabilities	0.9	4.0
Interest rate swap agreements	Other current assets	0.6	0.6
	Other non-current assets	5.2	4.3
Total		$376.8	$200.7

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

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Operations for the three-month periods ended September 30, 2016 and 2015:

	Three-Month Period Ended September 30, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(55.2)	Net product sales	$71.0	Other income (expense), net	$0.2	2
Treasury rate lock agreements	$—	Interest (expense)	$(1.3)	Other income (expense), net	$—
Interest rate swap agreements	$1.8	Interest (expense)	$(0.3)	Other income (expense), net	$—

1 Net gains of $206.4 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net gains recognized in income represents $0.3 million of gains related to the ineffective portion of the hedging relationships and $0.1 million in losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Period Ended September 30, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$10.8	Net product sales	$92.9	Other income (expense), net	$14.8	1
Treasury rate lock agreements	$(27.9)	Interest (expense)	$(1.1)	Other income (expense), net	$(0.2)	2
Interest rate swap agreements	$(50.0)	Interest (expense)	$(0.4)	Other income (expense), net	$0.3	2

1 The amount of net gains recognized in income represents $14.7 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $0.1 million in gains related to the ineffective portion of the hedging relationships.
2 The amount of net gain (loss) recognized in income relates to the ineffective portion of the hedging relationships.

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Operations for the nine-month periods ended September 30, 2016 and 2015:

	Nine-Month Period Ended September 30, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(197.2)	Net product sales	$221.0	Other income (expense), net	$23.1	2
Treasury rate lock agreements	$—	Interest (expense)	$(3.9)	Other income (expense), net	$—
Interest rate swap agreements	$(46.5)	Interest (expense)	$(1.1)	Other income (expense), net	$—

1 Net gains of $206.4 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net gains recognized in income represents $21.0 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $2.1 million in gains related to the ineffective portion of the hedging relationships.

	Nine-Month Period Ended September 30, 2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$298.7	Net product sales	$253.6	Other income (expense), net	$32.2	1
Treasury rate lock agreements	$(27.9)	Interest (expense)	$(2.9)	Other income (expense), net	$(0.2)	2
Interest rate swap agreements	$6.2	Interest (expense)	$(1.1)	Other income (expense), net	$0.3	2

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1 The amount of net gains recognized in income represents $35.5 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $3.3 million in losses related to the ineffective portion of the hedging relationships.
2 The amount of net gain (loss) recognized in income relates to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2016 and 2015:

		Amount of Gain Recognized in Income on Derivative
	Location of Gain Recognized in Income on Derivative	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument		2016	2015	2016	2015
Interest rate swap agreements	Interest (expense)	$9.4	$16.2	$35.7	$45.5

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2016 and 2015:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument		2016	2015	2016	2015
Foreign exchange contracts	Other income (expense), net	$(11.9)	$14.4	$(39.1)	$69.3
Put options on our common stock	Other income (expense), net	$—	$(18.8)	$7.6	$(9.9)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.771 billion and $1.413 billion at September 30, 2016 and December 31, 2015, respectively, were recorded at cost, which approximates fair value and are included in Cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$112.7	$0.1	$(0.1)	$112.7
U.S. government-sponsored agency securities	3.5	—	—	3.5
U.S. government-sponsored agency MBS	28.4	0.1	(0.1)	28.4
Corporate debt - global	171.5	0.8	—	172.3
Asset backed securities	26.7	0.1	—	26.8
Marketable equity securities	870.9	293.7	(162.3)	1,002.3
Total available-for-sale marketable securities	$1,213.7	$294.8	$(162.5)	$1,346.0

December 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$153.0	$—	$(0.4)	$152.6
U.S. government-sponsored agency MBS	29.8	0.1	(0.4)	29.5
Corporate debt - global	219.7	—	(1.6)	218.1
Asset backed securities	35.6	—	(0.1)	35.5
Marketable equity securities	811.5	468.1	(43.7)	1,235.9
Total available-for-sale marketable securities	$1,249.6	$468.2	$(46.2)	$1,671.6

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in publicly traded equity securities. The decrease in net unrealized gains in marketable equity securities during the nine-month period ended September 30, 2016 primarily reflects the decrease in market value for certain equity investments subsequent to December 31, 2015.

Duration periods of available-for-sale debt securities at September 30, 2016 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$60.8	$61.0
Duration of one through three years	270.4	271.0
Duration of three through five years	11.6	11.7
Total	$342.8	$343.7

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Inventory

Inventories as of September 30, 2016 and December 31, 2015 are summarized by major category as follows:

	September 30, 2016	December 31, 2015
Raw materials	$270.3	$201.3
Work in process	103.8	120.0
Finished goods	133.8	122.1
Total	$507.9	$443.4

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

Intangible assets outstanding as of September 30, 2016 and December 31, 2015 are summarized as follows:

September 30, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,632.3)	$1,773.6
Technology	482.6	(282.5)	200.1
Licenses	66.9	(25.5)	41.4
Other	43.4	(30.2)	13.2
	3,998.8	(1,970.5)	2,028.3
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,469.4	$(1,970.5)	$10,498.9

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,448.3)	$1,957.6
Technology	565.7	(197.1)	368.6
Licenses	66.7	(22.3)	44.4
Other	44.0	(27.1)	16.9
	4,082.3	(1,694.8)	2,387.5
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,552.9	$(1,694.8)	$10,858.1

The gross carrying value of intangible assets decreased during the nine-month period ended September 30, 2016 primarily due to an $83.1 million impairment charge included in Amortization of acquired intangible assets, to write down the technology platform asset obtained in the acquisition of Avila. The impairment charge was due to revised estimates of the probability-weighted forecasted future cash flows expected to be produced from the technology platform compared to prior estimates. An adjustment was also made to the probability and timing of future potential milestone payments, which resulted in an $81.1 million reduction in the fair value of our contingent consideration payable to the former shareholders of Avila (see Note 6).

Amortization expense related to intangible assets was $88.7 million and $65.0 million for the three-month periods ended September 30, 2016 and 2015, respectively and $358.7 million and $195.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The amortization expense for the nine-month period ended September 30, 2016 includes the impairment charge related to the Avila technology platform. The amortization expense increase for the three-month period ended September

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30, 2016 primarily related to the amortization of the technology platform received in the October 2015 acquisition of Quanticel and a reduction in the estimated useful lives of intangible assets related to the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018. See Note 18 of Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional details related to the sublicense to manufacture and market a generic version of romidepsin. The amortization expense increase for the nine-month period ended September 30, 2016 primarily related to the impairment of the technology platform noted above as well as the factors that were noted for the three month period. Assuming no changes in the gross carrying amount of intangible assets, the future annual amortization expense, including the 2016 impairment charge, related to intangible assets is expected to be approximately $447.3 million in 2016, $354.4 million in 2017, $252.4 million in 2018, $155.5 million in 2019, and $154.2 million in 2020.

Goodwill: At September 30, 2016, our goodwill related to the 2015 acquisitions of Receptos and Quanticel, the 2014 acquisition of Nogra, the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The carrying value of goodwill decreased by $13.2 million to $4.866 billion as of September 30, 2016 compared to December 31, 2015 due to a $10.7 million measurement period adjustment related to the acquisition of Quanticel and $2.5 million related to the sale of our LifebankUSA business (see Note 3).

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowing as of September 30, 2016 or December 31, 2015. The current portion of long-term debt outstanding as of September 30, 2016 and December 31, 2015 includes:

	September 30, 2016	December 31, 2015
1.900% senior notes due 2017	$501.0	$—

Long-Term Debt: Summarized below are the carrying values of our senior notes at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
1.900% senior notes due 2017	$—	$499.9
2.125% senior notes due 2018	997.6	996.7
2.300% senior notes due 2018	402.2	400.2
2.250% senior notes due 2019	510.3	502.6
2.875% senior notes due 2020	1,492.3	1,490.9
3.950% senior notes due 2020	519.7	504.9
3.250% senior notes due 2022	1,055.9	1,010.5
3.550% senior notes due 2022	993.2	992.4
4.000% senior notes due 2023	745.2	706.0
3.625% senior notes due 2024	1,001.1	994.9
3.875% senior notes due 2025	2,483.8	2,461.8
5.700% senior notes due 2040	247.2	247.2
5.250% senior notes due 2043	392.9	392.8
4.625% senior notes due 2044	986.8	986.6
5.000% senior notes due 2045	1,974.3	1,974.0
Total long-term debt	$13,802.5	$14,161.4

At September 30, 2016, the fair value of our outstanding Senior Notes was $15.207 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of September 30, 2016, a balance of $62.6 million in losses remained

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in accumulated OCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

At December 31, 2015, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding at December 31, 2015 effectively converted the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of September 30, 2016 and December 31, 2015 we had balances of $182.5 million and $33.1 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: In April 2016, our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.000 billion. As of September 30, 2016 and December 31, 2015, we had available capacity to issue up to $2.000 billion and $1.750 billion of Commercial Paper, respectively, and there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.000 billion which was increased from $1.750 billion in April 2016. In April 2016, the term of the Credit Facility was also extended from April 17, 2020 to April 17, 2021. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At September 30, 2016 and December 31, 2015 there was no outstanding borrowing against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of September 30, 2016.

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

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Cost of goods sold (excluding amortization of acquired intangible assets)	$7.4	$8.5	$25.0	$23.3
Research and development	63.0	65.2	189.1	185.0
Selling, general and administrative	77.3	76.2	237.6	218.1
Total share-based compensation expense	147.7	149.9	451.7	426.4
Tax benefit related to share-based compensation expense	40.6	42.8	124.7	124.0
Reduction in income	$107.1	$107.1	$327.0	$302.4

The following table summarizes the activity for stock options, RSUs and PSUs for the nine-month period ended September 30, 2016 (in millions unless otherwise noted):

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units (in thousands)
Outstanding at December 31, 2015	75.7	7.7	334
Changes during the Year:
Granted	8.3	1.4	203
Exercised / Released	(6.6)	(2.7)	(72)
Forfeited	(1.9)	(0.3)	(29)
Outstanding at September 30, 2016	75.5	6.1	436

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2016 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$605.3	$287.4	$26.9
Expected weighted-average period in years of compensation cost to be recognized	2.0	1.4	1.8

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the nine-month period ended September 30, 2016 gross unrecognized tax benefits increased by $45.9 million, primarily from an increase in unrecognized tax benefits related to current year operations of $53.2 million and accrued interest of $4.1 million, partially offset by a decrease in unrecognized tax benefits related to settlements of tax positions taken in prior years

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $11.4 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Agreements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments for options to acquire rights to products and product candidates and other rights, as well as potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments. These arrangements could include obligations for us to make equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described below. See Note 17 of Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2016. The following is a brief description of significant developments in the relationships between Celgene and our collaboration partners during the nine months ended September 30, 2016:

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

In June 2014, we exercised our option to license enasidenib (AG-221) from Agios on an exclusive worldwide basis, with Agios retaining the right to conduct a portion of commercialization activities for AG-221 in the United States. AG-221 is currently in a phase I/II study in patients that present an isocitrate dehydrogenase-2 (IDH2) mutation with advanced hematologic malignancies, including acute myeloid leukemia (AML).

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

In April 2015, we and Agios entered into a new joint worldwide development and profit share collaboration for AG-881. AG-881 is a small molecule that has shown in preclinical studies to fully penetrate the blood brain barrier and inhibit IDH1 and IDH2 mutant cancer cells. Under the terms of the AG-881 collaboration, Agios received an initial payment of $10.0 million and is eligible to receive contingent payments of up to $70.0 million based on the attainment of specified regulatory goals. The upfront payment to Agios was accounted for as $9.0 million of upfront research and development collaboration expense and $1.0 million of prepaid manufacturing rights recorded on the balance sheet. We and Agios will jointly collaborate on the worldwide development program for AG-881, sharing development costs equally. The two companies will share profits equally, with Celgene recording commercial sales worldwide. Agios will lead commercialization in the U.S. with both companies sharing equally in field-based commercial

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

activities, and we will lead commercialization ex-U.S. with Agios providing one third of field-based commercial activities in the major European Union (EU) markets.

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

Under the terms of the 2016 Collaboration Agreement, we made an initial upfront payment to Agios in the amount of $200.0 million for the initial four-year term. We have specified rights to extend the term by paying a per-year extension fee. We will pay Agios a designation fee for each program that we designate for further development and for each continuation program.  For each program as to which we exercise our option to develop and commercialize, subject to antitrust clearance, we will pay Agios an option exercise fee of at least $30.0 million for any designated development program and for any continuation programs, plus up to $169.0 million (or up to $209.0 million for one program designated by Celgene which will have a profit and cost share of 65 percent for Celgene and 35 percent for Agios) in clinical and regulatory milestone payments (and in the case of licensed programs in the I&I field, up to $386.0 million in clinical, regulatory and commercial milestone payments, as well as double-digit tiered royalties on any net sales). Agios will remain responsible for the initial phase I dose escalation study for each program under the 2016 Collaboration Agreement, including associated costs.

bluebird bio, Inc. (bluebird):  In June 2015, we amended and restated the March 2013 collaboration agreement with bluebird. The amended and restated collaboration will focus on the discovery, development and commercialization of novel disease-altering gene therapy product candidates targeting BCMA. BCMA is a cell surface protein that is expressed in normal plasma cells and in most multiple myeloma cells, but is absent from other normal tissues. The collaboration applies gene therapy technology to modify a patient’s own T-cells, known as chimeric antigen receptor (CAR) T-cells, to target and destroy cancer cells that express BCMA. We have an option to license any anti-BCMA products resulting from the collaboration after the completion of a phase I clinical study by bluebird.

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

Juno will have the option to enter into co-development and co-commercialization arrangements on certain Celgene-originated development candidates that target T-cells. For any such Celgene-originated programs co-developed under the collaboration, (a) the parties will share global costs and profits, with 70 percent allocated to us and 30 percent allocated to Juno, and (b) we will lead global development and commercialization, subject to a Juno co-promote option in the United States and certain EU territories.

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

Jounce Therapeutics, Inc. (Jounce): In July 2016, we entered into a collaboration agreement with Jounce for the development and commercialization of immunotherapies for cancer, including Jounce’s lead product candidate, JTX-2011, targeting ICOS (the Inducible T cell CO-Stimulator), up to four early stage programs to be selected from a defined pool of B cell, T regulatory cell and tumor-associated macrophage targets emerging from Jounce’s research platform, and a Jounce checkpoint immuno-oncology program. Under the terms of the collaboration agreement we made an initial upfront payment to Jounce in the amount of $237.6 million for the initial four year term. Jounce is also eligible to receive regulatory, development, and net sales milestone payments.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

manner that is commensurate with their respective product rights under such program. The parties will equally share global profits from the checkpoint program.

The collaboration agreement has an initial term of 4 years, which may be extended up to three additional years. If the parties enter into any pre-negotiated license or co-commercialization agreement during the initial term, the collaboration agreement will continue until all such license and co-commercialization agreements have expired. The collaboration agreement may be terminated at our discretion upon 120 days prior written notice to Jounce and by either party upon material breach of the other party, subject to cure periods.

Other Potential Future Milestone Payments: In addition to the collaboration arrangements described above, we entered into a collaborative arrangement during 2016 that includes the potential for a future milestone payment of $85.0 million related to the attainment of a specified regulatory milestone. Our obligation to fund this effort is contingent upon our continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program.

A financial summary of certain period activity related to our collaboration agreements is presented below1,2:

		Three-Month Periods Ended September 30,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Agios	2016	$—	$—	$—	$0.3	$—
bluebird	2016	—	—	—	2.1	—
	2015	—	—	—	2.1	—
Jounce	2016	237.6	—	—	—	23.6
Juno[3]	2016	—	—	—	—	—
	2015	575.1	—	—	—	424.9
Nurix	2016	—	—	—	—	—
	2015	149.8	—	—	—	17.0
Other Collaboration Arrangements	2016	86.0	—	8.8	10.4	15.0
	2015	26.9	—	10.0	6.8	—

		Nine-Month Periods Ended September 30,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Agios	2016	$200.0	$25.0	$—	$0.5	$—
	2015	9.0	—	—	—	—
AstraZeneca	2016	—	—	—	—	—
	2015	450.0	—	—	—	—
bluebird	2016	10.0	—	—	6.3	—
	2015	—	—	—	2.8	—
Jounce	2016	237.6	—	—	—	23.6
Juno[3]	2016	50.0	—	—	—	41.0
	2015	575.1	—	—	—	424.9
Lycera	2016	—	—	—	—	—
	2015	69.5	—	—	—	10.0
Nurix	2016	—	—	—	—	—
	2015	149.8	—	—	—	17.0
Other Collaboration Arrangements	2016	190.0	50.5	8.8	15.8	52.0
	2015	86.9	8.0	18.1	18.9	50.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of the period-end balances related to our collaboration agreements is presented below:

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	September 30, 2016	$—	$195.9	14%
	December 31, 2015	—	224.9	14%
Agios	September 30, 2016	0.5	276.9	13%
	December 31, 2015	1.0	340.4	13%
bluebird	September 30, 2016	13.9	N/A	N/A
	December 31, 2015	20.2	N/A	N/A
Jounce	September 30, 2016	—	23.6	11%
	December 31, 2015	—	N/A	N/A
Juno	September 30, 2016	—	308.4	10%
	December 31, 2015	—	401.8	9%
Lycera	September 30, 2016	3.0	10.0	8%
	December 31, 2015	3.0	10.0	8%
Nurix	September 30, 2016	0.2	17.0	11%
	December 31, 2015	0.2	17.0	11%
Other Collaboration Arrangements	September 30, 2016	32.3	210.1	N/A
	December 31, 2015	48.2	335.0	N/A

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

[3]
Our equity investment in Juno made in the first quarter of 2016 was transacted at a price per share that exceeded the market value of Juno's publicly traded common stock on the transaction closing date, resulting in an expense for the premium of $6.0 million that was recorded in the Consolidated Statements of Operations as Other income (expense), net in the first quarter of 2016.

15. Commitments and Contingencies

Collaboration Arrangements and Purchased Compounds: We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In September 2016, we acquired compounds as part of our purchase of EngMab in a transaction that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts/milestones is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets at September 30, 2016 and December 31, 2015. See Note 3 for additional details related to our purchase of EngMab and Note 14 for additional details related to collaboration arrangements.

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

Among the principal matters pending are the following:

Patent Related Proceedings:

REVLIMID®: In 2012, our European patent EP 1 667 682 (the ’682 patent) relating to certain polymorphic forms of lenalidomide expiring in 2024 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined, based primarily on procedural grounds, that the ’682 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, which stays any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

In 2010, Celgene’s European patent EP 1 505 973 (the ’973 patent) relating to certain uses of lenalidomide expiring in 2023 was opposed in a proceeding before the EPO by Synthon B.V. and an anonymous party. On February 25, 2013, the EPO determined that the ’973 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, which stays any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

We believe that our patent portfolio for lenalidomide in Europe, including the composition of matter patent which expires in 2022, is strong and defensible. Although we believe that we will prevail in the EPO proceedings, in the event these patents are found not to be valid, we expect that we will still have patent protection in the EU for lenalidomide through at least 2022.

We received a Notice Letter dated September 9, 2016 from Dr. Reddy’s Laboratories (DRL) notifying us of DRL’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800, 7,855,217, 7,968,569, 8,530,498, 8,648,095, 9,101,621, and 9,101,622 that are listed in the Orange Book for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules.

On October 20, 2016, we filed an infringement action against DRL in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) March 9, 2019. DRL has not yet responded to the complaint.

POMALYST®: In 2015, our European patent EP 2 105 135 (the ’135 patent) relating to certain pharmaceutical compositions for treating cancer expiring in 2023 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd., Accord Healthcare Ltd., Hexal AG, IPS Intellectual Property Services, Synthon B.V., and Actavis Group PTC EHF. A hearing at the EPO is scheduled for December 19 and 20, 2016. We do not anticipate a formal decision from the EPO until early 2017. Regulatory Exclusivity for POMALYST® will expire in Europe in 2023. We have applied for Supplementary Protection Certificates

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(SPC’s) in each member state in Europe, which if granted, will extend the patent term of the ‘135 patent by five years. The patent will then expire in 2028 in each member state that grants the SPC assuming the ‘135 patent is deemed to be valid in the EPO proceeding.

THALOMID® (thalidomide): We received a Notice Letter dated December 18, 2014 from Lannett Holdings, Inc. (Lannett) notifying us of Lannett’s Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 5,629,327; 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763; 8,315,886; 8,589,188; and 8,626,531 that are listed in the Orange Book for THALOMID® (thalidomide). Lannett is seeking to market a generic version of 50mg, 100mg, 150mg and 200mg of THALOMID® capsules.

On January 30, 2015, we filed an infringement action against Lannett in the United States District Court for the District of New Jersey. As a result of the filing of our action, the U.S. Food and Drug Administration (FDA) cannot grant final approval of Lannett’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) June 22, 2017. On March 27, 2015, Lannett filed a motion to dismiss our complaint for lack of personal jurisdiction and we filed a response to the motion on April 20, 2015. A hearing was held on July 27, 2015 and the Court decided to administratively terminate the motion to dismiss in order to allow us to conduct jurisdictional discovery. On November 17, 2015, Lannett withdrew its motion to dismiss.

On December 8, 2015, Lannett filed an answer and counterclaims asserting that the patents-in-suit are invalid, unenforceable, and/or not infringed and on January 19, 2016 we filed a reply to Lannett's counterclaims. On April 18, 2016, Lannett amended its answer to narrow the scope of its unenforceability counterclaims and we filed an amended reply on May 5, 2016. Fact discovery is currently set to close on April 6, 2017. Markman briefing is currently scheduled to be completed on February 21, 2017. The Court has not yet set dates for a Markman hearing, close of expert discovery, or trial.

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

On April 6, 2016, we filed an infringement action against Actavis in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Actavis’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 24, 2018. On May 3, 2016, Actavis filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. On June 10, 2016 we filed a reply to Actavis’s counterclaims. Fact discovery is currently set to close on May 15, 2017. Markman briefing is currently scheduled to be completed on April 4, 2017. Expert discovery is currently set to close on November 17, 2017. The Court has not yet set dates for a Markman hearing or trial.

Proceedings involving the USPTO:

Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the United States Patent and Trademark Office (USPTO) to institute a post grant review. On April 23, 2015, we were informed that Coalition for Affordable Drugs VI LLC filed petitions for Inter Partes Review (IPRs) challenging the validity of Celgene’s patents U.S. 6,045,501 and U.S. 6,315,720 covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on July 21, 2016; the decisions, rendered on October 26, 2016, held that the ’501 and ’720 patents are invalid, primarily due to obviousness in view of certain publications.

An appeal of the final written decisions of the PTAB can be made to the United States Court of Appeals for the Federal Circuit. The notice of appeal must be filed within 63 days of the decision, unless we choose to move for a rehearing at the PTAB, in which case the notice of appeal is due within 63 days of the PTAB’s action on any rehearing request. The ’501 and ’720 patents remain valid and enforceable pending any rehearing and/or appeal. We retain other patents covering certain aspects of our REMS program, as well as other patents that cover our products that use our REMS system. We are evaluating the decisions, and we intend to continue to vigorously defend our intellectual property rights.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the rest of the claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015 we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed on April 8, 2016 and expert discovery closed on October 24, 2016. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

A civil qui tam action brought by a former Celgene employee is pending in the U.S. District Court for the Central District of California (the Brown Action). The complaint was unsealed in February 2014 when the United States Department of Justice (DOJ) declined to intervene in the action, reserving its right to intervene in the action at a later time. The complaint alleges off-label marketing and improper payments to physicians in connection with sales of THALOMID® and REVLIMID® and is brought on behalf of the federal and various state governments under the federal false claims act and similar state laws. On April 25, 2014, we filed a motion to dismiss the complaint, which was denied except with respect to certain state claims. The complaint in the Brown Action seeks, among other things, treble damages, civil penalties and attorneys’ fees and costs. We filed our answer to the complaint in August 2014. Fact discovery closed in September 2015 and expert discovery closed on June 30, 2016.

The relator (the person who brought the lawsuit on behalf of the government) submitted an expert report that, based on certain theories, purported to calculate damages and penalties. On July 25, 2016, we filed a motion to strike the relator’s expert report, and on August 23, 2016, the Magistrate Judge granted our motion striking substantial portions of the report, which will significantly reduce the expert’s calculation of damages and penalties. This decision is currently being appealed by the relator to the District Court judge.

The parties filed a Joint Stipulation regarding Defendant Celgene's Motion for Summary Judgment Or, In the Alternative, Partial Summary Judgment on August 29, 2016. That motion is still awaiting a decision. No trial date has been set. While we believe that the relator's claims and requested damages are unsubstantiated, we are unable at this time to predict the outcome of this matter or the ultimate legal and financial liability, if any, and cannot reasonably estimate the possible loss or range of loss, if any. We intend to vigorously defend against the claims in this action.

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

In November 2014, we received another letter purportedly on behalf of a stockholder demanding access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company complied with the demand, as modified through negotiation with counsel for the purported stockholder, and in November 2015 the stockholder filed a complaint in Delaware Chancery Court asserting derivative claims on behalf of the Company against eight current, and four former members of the Board of Directors. The complaint alleges, largely on the basis of allegations in the Brown Action, that the defendant directors breached their fiduciary duties by allowing the Company to engage in unlawful activity in its marketing of THALOMID® and REVLIMID®, and seeks from the defendant directors unspecified damages, including Celgene’s costs of defending against government and civil investigations and lawsuits and alleged reputational harm, and disgorgement of compensation paid to the defendant directors. On January 22, 2016, the Company filed a motion to dismiss the complaint on the basis that prior to filing the complaint asserting derivative claims the plaintiff was required under Delaware law and failed to demand that our board of directors take action on the Company’s behalf. On April 5, 2016, the Company filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on August 10, 2016. Oral argument on the motion to dismiss is scheduled to be heard on December 9, 2016.

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

On February 23, 2016, the Magistrate Judge recommended to the Court to allow royalties on sales of REVLIMID® during the period from March 1, 2013 through May 11, 2016, and to deny the remainder of plaintiffs’ motion, including seeking royalties on sales of POMALYST®/IMNOVID®. On March 8, 2016, we filed objections to the Report and Recommendation. On September 30, 2016, the District Court judge issued an order adopting in part and modifying in part the Magistrate Judge’s Report and Recommendation. In particular, the District Court judge’s order permits Celgene to proceed at trial with its patent misuse defense to the plaintiffs’ claims. No trial date has been set by the court. We intend to vigorously defend against CMCC's and CR Rev's claims.

During the nine-month period ended September 30, 2016, we accrued $130.0 million related to this matter, including $30.0 million accrued during the three-month period ended September 30, 2016, as a probable and reasonably estimable loss contingency. There is a reasonable possibility that the ultimate loss incurred may be in excess of the accrued amount. We will monitor this matter for developments that would affect the likelihood of a loss and the accrued amount thereof and will adjust the accrued amount as appropriate. Any loss in excess of the accrued amount cannot be reasonably estimated at this time and may be affected by, among other things: (i) resolution of disputed facts and claims at trial, and (ii) future court rulings from the District Court or on appeal.

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

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide CelgeneTM outside of the U.S.), and ISTODAX®. In addition, we earn revenue through licensing arrangements.

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

In September 2016, we acquired all of the outstanding shares of EngMab AG (EngMab), a privately held biotechnology company focused on T-cell bi-specific antibodies. EngMab’s lead molecule, EM901 is a preclinical T-cell bi-specific antibody targeting B-cell maturation antigen (BCMA). The acquisition also included another early stage program.

The consideration included an initial payment of 606.9 million Swiss Francs (CHF) (approximately $625.3 million), contingent development and regulatory milestones of up to CHF 150.0 million (approximately $154.7 million) and contingent commercial milestones of up to CHF 2.250 billion (approximately $2.320 billion) based on cumulative sales levels of between $1.000 billion and $40.000 billion. The acquisition of EngMab did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment was allocated primarily to the EM901 molecule and another early stage program, resulting in a $623.3 million research and development asset acquisition expense and $2.0 million of net working capital acquired.

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

The following table summarizes total revenue and earnings for the three-month periods ended September 30, 2016 and 2015 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2016	2015
Total revenue	$2,982.8	$2,334.1	$648.7	27.8%
Net income (loss)	$171.4	$(34.1)	$205.5	N/A
Diluted earnings (loss) per share	$0.21	$(0.04)	$0.25	N/A

Total revenue increased by $648.7 million in the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. The $205.5 million increase in net income and $0.25 increase in diluted earnings per share in the current three-month period were primarily due to a higher level of net product sales, a $425.5 million decrease in research and development collaboration related expenses and a $201.2 million decrease in acquisition-related charges and restructuring, net, partly offset by a $623.3 million research and development asset acquisition expense in the 2016 three-month period associated with the purchase of EngMab, and an increase in selling, general and administrative expenses of $147.7 million due to a $72.0 million increase in expenses for donations to independent non-profit patient assistance organizations in the United States as well as a $30.0 million increase in litigation-related loss contingency accrual expense.

The following table summarizes total revenue and earnings for the nine-month periods ended September 30, 2016 and 2015 (dollar amounts in millions, except per share data):

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2016	2015
Total revenue	$8,248.7	$6,692.7	$1,556.0	23.2%
Net income	$1,570.3	$1,041.0	$529.3	50.8%
Diluted earnings per share	$1.95	$1.26	$0.69	54.8%

Total revenue increased by $1.556 billion in the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to the continued growth in sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. The $529.3 million increase in net income and $0.69 increase in diluted earnings per share in the current nine-month period were primarily due to a higher level of net product sales and a $190.6 million decrease in acquisition related charges and restructuring, net, partly offset by a $414.9 million increase in research and development expenses primarily due to a $623.3 million research and development asset acquisition expense associated with the purchase of EngMab, an increase in selling, general and administrative expenses of $276.8 million primarily due to a $130.0 million litigation-related loss contingency accrual expense, and a $187.0 million increase in interest expense due to the issuance of $8.000 billion of senior notes in August 2015.

Results of Operations

Three-Month Periods Ended September 30, 2016 and 2015

Total Revenue: Total revenue and related percentages for the three-month periods ended September 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Three-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2016	2015
Net product sales:
REVLIMID®	$1,891.1	$1,453.5	$437.6	30.1%
POMALYST®/IMNOVID®	341.1	256.5	84.6	33.0%
OTEZLA®	274.6	138.7	135.9	98.0%
ABRAXANE®	233.3	229.9	3.4	1.5%
VIDAZA®	154.7	147.6	7.1	4.8%
azacitidine for injection	15.3	21.3	(6.0)	(28.2)%
THALOMID®	38.3	45.1	(6.8)	(15.1)%
ISTODAX®	19.4	17.3	2.1	12.1%
Other	0.8	2.7	(1.9)	(70.4)%
Total net product sales	$2,968.6	$2,312.6	$656.0	28.4%
Other revenue	14.2	21.5	(7.3)	(34.0)%
Total revenue	$2,982.8	$2,334.1	$648.7	27.8%

Total revenue increased by $648.7 million, or 27.8%, to $2.983 billion for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, reflecting increases of $402.5 million, or 28.5%, in the United States and $246.2 million, or 26.7%, in international markets.

Net Product Sales: Total net product sales for the three-month period ended September 30, 2016 increased by $656.0 million, or 28.4%, to $2.969 billion compared to the three-month period ended September 30, 2015. The increase was comprised of net volume increases of $568.7 million and net price increases of $104.1 million, offset in part by a $16.8 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $437.6 million, or 30.1%, to $1.891 billion for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, commenced in 2015.

POMALYST®/IMNOVID® net sales increased by $84.6 million, or 33.0%, to $341.1 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, reflecting net sales of $203.3 million in the United States and $137.8 million in international markets. Increases in treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. Achieving reimbursement in additional countries, notably in Japan, also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

OTEZLA® net sales increased by $135.9 million to $274.6 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 reflecting net sales of $244.5 million in the United States and $30.1 million in international markets. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015.

ABRAXANE® net sales increased by $3.4 million, or 1.5%, to $233.3 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015. U.S. sales decreased 0.8 percent to $144.0 million and international sales increased 5.4 percent to $89.3 million. The decrease in sales in the U.S. was due to volume decreases that were offset by an increase in price, while in international markets, volume increases were slightly offset by price decreases. The quarterly activity reflects customer buying patterns and increased competition in breast cancer and lung cancer from new market entrants.

VIDAZA® net sales increased by $7.1 million, or 4.8%, to $154.7 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily due to a $9.3 million increase in international markets resulting from increased unit sales which was partly offset by price decreases.

Azacitidine for injection net sales decreased by $6.0 million, or 28.2%, to $15.3 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily due to price decreases which were partially offset by an increase in unit volumes.

THALOMID® net sales decreased by $6.8 million, or 15.1%, to $38.3 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily resulting from lower unit volumes in the U.S.

ISTODAX® net sales increased by $2.1 million, or 12.1%, to $19.4 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, due to increases in both price and unit volume.

Other Revenue: Other revenue decreased by $7.3 million to $14.2 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 primarily due to a $5.7 million decrease in royalty revenue from Novartis Pharma AG (Novartis) based upon its sales of both RITALIN® and FOCALIN XR®, both of which have been negatively impacted by generic competition in certain markets, a trend we expect to accelerate throughout the remainder of 2016.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2016 and 2015 were as follows (in millions):

	Sales Returns	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at June 30, 2016	$14.4	$14.6	$326.8	$165.8	$521.6
Allowances for sales during prior periods	(0.7)	—	3.1	(7.0)	(4.6)
Allowances for sales during 2016	2.8	40.3	164.1	191.1	398.3
Credits/deductions issued for prior year sales	(1.7)	—	(67.6)	—	(69.3)
Credits/deductions issued for sales during 2016	(1.2)	(39.8)	(83.9)	(184.1)	(309.0)
Balance at September 30, 2016	$13.6	$15.1	$342.5	$165.8	$537.0

Balance at June 30, 2015	$12.3	$12.4	$169.6	$119.7	$314.0
Allowances for sales during prior periods	—	—	9.2	—	9.2
Allowances for sales during 2015	2.7	30.5	89.5	125.3	248.0
Credits/deductions issued for prior year sales	(1.2)	—	(3.5)	(0.1)	(4.8)
Credits/deductions issued for sales during 2015	(1.8)	(31.4)	(57.9)	(127.6)	(218.7)
Balance at September 30, 2015	$12.0	$11.5	$206.9	$117.3	$347.7

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2016 and 2015 follows:

Provisions for sales returns decreased by $0.6 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015.

Discount provisions increased by $9.8 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily due to increased sales volumes. The $9.8 million increase primarily related to increases in the United States, with increases of $5.8 million of cash discounts related to REVLIMID® and $2.9 million related to OTEZLA®.

Government rebates provisions increased by $68.5 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily due to increases of $47.1 million in government rebates in the U.S. market and $21.4 million in international government rebates. The $47.1 million increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $29.5 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $17.3 million due to an increase in expense related to Medicare Part D Coverage Gap. The $21.4 million increase in international government rebates was primarily driven by higher sales volumes for our primary products in Europe as well as increased rebate rates.

Chargebacks and distributor service fees provisions increased by $58.8 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015. Chargebacks increased by approximately $47.5 million and distributor service fees increased by approximately $11.3 million. The chargeback increases were primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates, including a $7.5 million increase related to the TRICARE program driven by higher sales volume and increased rebate rates. The distributor service fee increase was primarily due to higher sales volumes of OTEZLA®, which accounted for $9.3 million of the increase in distributor service fees.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended September 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Three-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2016	2015
Cost of goods sold (excluding amortization of acquired intangible assets)	$107.7	$109.9	$(2.2)	(2.0)%
Percent of net product sales	3.6%	4.8%
Research and development	$1,653.5	$1,304.5	$349.0	26.8%
Percent of total revenue	55.4%	55.9%
Selling, general and administrative	$698.0	$550.3	$147.7	26.8%
Percent of total revenue	23.4%	23.6%
Amortization of acquired intangible assets	$87.1	$63.6	$23.5	36.9%
Acquisition related charges and restructuring, net	$25.0	$226.2	$(201.2)	(88.9)%

Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $2.2 million to $107.7 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 3.6% for the three-month period ended September 30, 2016 compared to 4.8% for the three-month period ended September 30, 2015. The decrease in both the amount of cost of goods sold and as a percent of net product sales was primarily due to OTEZLA®, REVLIMID® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA® and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Research and Development: Research and development expenses increased by $349.0 million to $1.654 billion for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015. The increase was primarily due to a $623.3 million research and development asset acquisition expense associated with the purchase of EngMab as well as increases in activity in support of our early- to mid-stage product pipeline, partially offset by decreases in expenses related to collaboration arrangements. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our purchase of EngMab.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended September 30,		Increase (Decrease)
	2016	2015
Human pharmaceutical clinical programs	$282.4	$263.7	$18.7
Other pharmaceutical programs	201.2	170.9	30.3
Drug discovery and development	195.0	94.4	100.6
Collaboration arrangements	345.2	770.7	(425.5)
Research and development asset acquisition expenses	623.3	—	623.3
Cellular therapy	6.4	4.8	1.6
Total	$1,653.5	$1,304.5	$349.0

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended September 30, 2016, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Regulatory approval requests in major markets:

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
REVLIMID®	Newly diagnosed multiple myeloma maintenance after receiving an autologous stem-cell transplant	U.S.	FDA	Q3 2016 (filed)
ISTODAX®	Peripheral T-cell lymphoma	Japan	PMDA[1]	Q3 2016 (submitted)
enasidenib (AG-221)	Relapsed or refractory acute myeloid leukemia with isocitrate dehydrogenase-2 (IDH2) mutation	U.S.	FDA	Q4 2016 (expected submission)
1 Pharmaceuticals and Medical Devices Agency

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
REVLIMID®	Relapsed or refractory mantle cell lymphoma	EU	EC	Approval

Selling, General and Administrative: Selling, general and administrative expenses increased by $147.7 million to $698.0 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015. The increase was primarily due to a $72.0 million increase in expenses for donations to independent non-profit patient assistance organizations in the United States as well as a $30.0 million increase in litigation-related loss contingency accrual expense.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended September 30, 2016 and 2015 (in millions):

	Three-Month Periods Ended September 30,
Acquisitions	2016	2015
Abraxis	$37.9	$38.0
Avila	7.2	11.8
Gloucester	22.9	12.8
Pharmion	1.0	1.0
Quanticel	18.1	—
Total amortization	$87.1	$63.6

The increase in amortization expense primarily related to amortization of intangible assets acquired in the October 2015 acquisition of Quanticel, and a reduction in the estimated useful lives of intangible assets obtained in the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018. See Note 18 of Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional details related to the sublicense to manufacture and market a generic version of romidepsin. These increases were partly offset by lower amortization expense related to the technology platform obtained in the Avila acquisition due to an impairment of the platform in the second quarter of 2016.

Acquisition Related Charges and Restructuring, net: Acquisition related charges and restructuring, net were a net expense of $25.0 million and $226.2 million for the three-month periods ended September 30, 2016 and 2015, respectively. The $201.2 million decrease in the net expense for the current year three-month period compared to the prior year three-month period was primarily due to a $231.6 million reduction in costs related to the acquisition of Receptos which occurred in August 2015, partly offset by a $13.5 million decrease in the benefit recorded for adjustments to contingent consideration issued as part of the acquisition of

Avila, and a $13.3 million increase in expense in the current year period related to increases in our contingent liabilities associated with the acquisition of Quanticel which occurred in October 2015.

Interest and Investment Income, net: Interest and investment income, net decreased by $1.3 million to $7.3 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 primarily due to lower investment balances compared to the prior year.

Interest (Expense): Interest (expense) increased by $39.3 million to $127.8 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015.

Other Income (Expense), Net: Other income (expense), net and fluctuations in the components of Other income (expense), net is summarized below for the three-month periods ended September 30, 2016 and 2015 (in millions):

	Three-Month Periods Ended September 30,
	2016	2015	Change
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$(0.4)	$(3.2)	$2.8
Fair value adjustments of forward point amounts	(0.1)	14.7	(14.8)
(Loss) from sale of put options	—	(18.8)	18.8
Impairment charges	(45.5)	(21.5)	(24.0)
Milestones received	—	12.0	(12.0)
Other	11.8	(2.8)	14.6
Total Other income (expense), net	$(34.2)	$(19.6)	$(14.6)

Other income (expense), net was a net expense of $34.2 million and $19.6 million for the three-month periods ended September 30, 2016 and 2015, respectively. The $14.6 million increase in expense was primarily due to increased impairment charges recorded in the 2016 period related to certain equity investments and an unfavorable change in spreads between forward and spot rates related to foreign exchange contracts, partly offset by a 2015 loss on Celgene puts sold.

Income Tax Provision: The income tax provision increased by $71.2 million to $85.4 million for the three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015, primarily as a result of an increase in income before taxes, partially offset by a decrease in the effective tax rate. The estimated full year 2016 underlying effective tax rate of 16.8% reflects the impact of our global business footprint. The decrease in the estimated full year underlying effective tax rate from the third quarter of 2015 reflects a projected decrease in tax expense related to an impairment charge and reduction in the fair value of contingent consideration, both associated with our Avila acquisition, and a nonrecurring unfavorable tax impact of certain prior year payments made to collaboration partners. The effective tax rate for the third quarter of 2016 was increased from 16.8% to 33.3% primarily as a result of the impact of the increase in the estimated full year 2016 underlying effective tax rate from the second quarter applied to cumulative income before taxes. The increase in the estimated full year 2016 underlying effective tax rate from the second quarter primarily resulted from a nondeductible research and development expense incurred in our acquisition of EngMab. The income tax provision for the three-month period ended September 30, 2015 included an estimated full year 2015 underlying effective tax rate of 19.3% (which subsequently increased to 20.0% when the actual 2015 full year results were achieved). The effective tax rate for the third quarter of 2015 was increased from a tax benefit of 19.3% to a tax expense of 71.4% primarily as a result of the impact of the increase in the estimated full year 2015 underlying effective tax rate from the second quarter applied to cumulative income before taxes.

Nine-Month Periods Ended September 30, 2016 and 2015

Total Revenue: Total revenue and related percentages for the nine-month periods ended September 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Nine-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2016	2015
Net product sales:
REVLIMID®	$5,165.5	$4,240.4	$925.1	21.8%
POMALYST®/IMNOVID®	932.8	689.5	243.3	35.3%
OTEZLA®	712.1	288.7	423.4	146.7%
ABRAXANE®	707.3	697.5	9.8	1.4%
VIDAZA®	455.5	443.3	12.2	2.8%
azacitidine for injection	55.5	64.2	(8.7)	(13.6)%
THALOMID®	117.0	139.9	(22.9)	(16.4)%
ISTODAX®	58.6	51.7	6.9	13.3%
Other	3.5	6.7	(3.2)	(47.8)%
Total net product sales	$8,207.8	$6,621.9	$1,585.9	23.9%
Other revenue	40.9	70.8	(29.9)	(42.2)%
Total revenue	$8,248.7	$6,692.7	$1,556.0	23.2%

Total revenue increased by $1.556 billion, or 23.2%, to $8.249 billion for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, reflecting increases of $1.073 billion, or 26.6%, in the United States and $482.9 million, or 18.2%, in international markets.

Net Product Sales: Total net product sales for the nine-month period ended September 30, 2016 increased by $1.586 billion, or 23.9%, to $8.208 billion compared to the nine-month period ended September 30, 2015. The increase was comprised of net volume increases of $1.326 billion and net price increases of $323.1 million, offset in part by a $62.9 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $925.1 million, or 21.8%, to $5.166 billion for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. Launch activities in the U.S. and EU for the Newly Diagnosed Multiple Myeloma indication, which was approved in both the U.S. and the EU in February 2015, commenced in 2015.

POMALYST®/IMNOVID® net sales increased by $243.3 million, or 35.3%, to $932.8 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, reflecting net sales of $558.9 million in the United States and $373.9 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. Achieving reimbursement in additional countries, notably in Japan, also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

OTEZLA® net sales increased by $423.4 million to $712.1 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 reflecting net sales of $636.1 million in the United States and $76.0 million in international markets. OTEZLA® was approved by the FDA in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the European Union in January 2015.

ABRAXANE® net sales increased by $9.8 million, or 1.4%, to $707.3 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. U.S. sales of $462.5 million and international sales of $244.8 million decreased 2.4 percent and increased 9.6 percent, respectively. The increase in international sales was primarily due to increased unit sales, which was partially offset by price decreases. The decrease in U.S. sales was due to volume decreases reflecting the increased competition in breast cancer and lung cancer from new market entrants.

VIDAZA® net sales increased by $12.2 million, or 2.8%, to $455.5 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to a $18.8 million increase in international markets resulting from increased unit sales which was partly offset by price decreases in both international and U.S. markets.

Azacitidine for injection net sales decreased by $8.7 million, or 13.6%, to $55.5 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to price decreases partially offset by an increase in unit volumes.

THALOMID® net sales decreased by $22.9 million, or 16.4%, to $117.0 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily resulting from lower unit volumes in the U.S.

ISTODAX® net sales increased by $6.9 million, or 13.3%, to $58.6 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, due to an increase in unit volume as well as price increases.

Other Revenue: Other revenue decreased by $29.9 million to $40.9 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 primarily due to a $25.1 million decrease in royalty revenue from Novartis based upon its sales of both RITALIN® and FOCALIN XR®, both of which have been negatively impacted by generic competition in certain markets, a trend we expect to accelerate throughout the remainder of 2016.

Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2016 and 2015 were as follows (in millions):

	Sales Returns	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2015	$17.4	$12.2	$225.1	$141.7	$396.4
Allowances for sales during prior periods	(5.1)	—	17.0	(12.7)	(0.8)
Allowances for sales during 2016	9.0	112.1	482.7	547.8	1,151.6
Credits/deductions issued for prior year sales	(4.6)	(10.5)	(157.2)	(56.4)	(228.7)
Credits/deductions issued for sales during 2016	(3.1)	(98.7)	(225.1)	(454.6)	(781.5)
Balance at September 30, 2016	$13.6	$15.1	$342.5	$165.8	$537.0

Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
Allowances for sales during prior periods	1.1	—	1.8	(3.1)	(0.2)
Allowances for sales during 2015	7.5	84.0	294.5	381.5	767.5
Credits/deductions issued for prior year sales	(3.9)	(8.2)	(70.5)	(50.6)	(133.2)
Credits/deductions issued for sales during 2015	(2.9)	(75.8)	(157.4)	(304.9)	(541.0)
Balance at September 30, 2015	$12.0	$11.5	$206.9	$117.3	$347.7

A comparison of provisions for allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2016 and 2015 follows:

Provisions for sales returns decreased by $4.7 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to a $5.0 million reduction in the ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of 2015 which was sold to end customers during the first quarter of 2016, a $1.9 million decrease in the ISTODAX® returns reserve primarily due to an increase in the return reserve recorded in the third quarter of 2015, and a $1.8 million decrease in the REVLIMID® returns reserve allowance primarily due to an allowance that was recorded in the first half of 2015. These reductions were partially offset by a $2.2 million increase in the returns allowance related to OTEZLA® in the second quarter of 2016 primarily related to anticipated returns of product that have reached their expiration dates and a $1.1 million increase in the POMALYST® returns activity.

Discount provisions increased by $28.1 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to increased sales volumes. The $28.1 million increase consisted of a $27.7 million increase in the United States, which included increases of $15.4 million of cash discounts related to REVLIMID®, $9.6 million related to OTEZLA® and $3.2 million related to POMALYST®.

Government rebates provisions increased by $203.4 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to a $102.7 million increase in international government rebates. The increase in international government rebates was primarily driven by higher sales volumes for our primary products in Europe and increased international rebate rates as well as an adjustment of our accrual to reflect higher rebate rates for IMNOVID® in France. The increase in the allowance for sales of IMNOVID® in France during prior periods was $15.1 million and the increase for sales of IMNOVID® in the current year due to higher rebate rates in France was $17.7 million. The $100.7 million increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $69.4 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $31.3 million due to an increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $156.7 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. Chargebacks increased by approximately $102.0 million and distributor service fees increased by approximately $54.7 million. The chargeback increases were primarily due to higher sales volumes, including an $8.3 million increase related to the TRICARE program driven by higher sales volume and increased rebate rates. The distributor service fee increase was primarily attributable to OTEZLA®, which accounted for $45.6 million of the increase in distributor service fees.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2016 and 2015 were as follows (dollar amounts in millions):

	Nine-Month Periods Ended September 30,		Increase (Decrease)	Percent Change
	2016	2015
Cost of goods sold (excluding amortization of acquired intangible assets)	$324.5	$314.7	$9.8	3.1%
Percent of net product sales	4.0%	4.8%
Research and development	$3,335.4	$2,920.5	$414.9	14.2%
Percent of total revenue	40.4%	43.6%
Selling, general and administrative	$1,973.1	$1,696.3	$276.8	16.3%
Percent of total revenue	23.9%	25.3%
Amortization of acquired intangible assets	$353.7	$190.9	$162.8	85.3%
Acquisition related charges and restructuring, net	$25.3	$215.9	$(190.6)	(88.3)%

Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $9.8 million to $324.5 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.0% for the nine-month period ended September 30, 2016 compared to 4.8% for the nine-month period ended September 30, 2015, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA® and azacitidine for injection, which have a lower gross margin, made up a lower percentage of net product sales.

Research and Development: Research and development expenses increased by $414.9 million to $3.335 billion for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. The increase was primarily due to a $623.3 million research and development asset acquisition expense associated with the purchase of EngMab as well as increases in activity in support of our early- to mid-stage product pipeline, partially offset by decreases in expenses related to collaboration arrangements. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our purchase of EngMab.

The following table provides a breakdown of research and development expenses (in millions):

	Nine-Month Periods Ended September 30,		Increase (Decrease)
	2016	2015
Human pharmaceutical clinical programs	$838.9	$716.3	$122.6
Other pharmaceutical programs	575.7	518.9	56.8
Drug discovery and development	486.2	279.2	207.0
Collaboration arrangements	794.5	1,388.1	(593.6)
Research and development asset acquisition expenses	623.3	—	623.3
Cellular therapy	16.8	18.0	(1.2)
Total	$3,335.4	$2,920.5	$414.9

Selling, General and Administrative: Selling, general and administrative expenses increased by $276.8 million to $1.973 billion for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. The increase was primarily due to a $130.0 million litigation-related loss contingency accrual expense, a $62.8 million increase in selling and marketing activities as well as a $37.0 million increase in expenses for donations to independent non-profit patient assistance organizations in the United States.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the nine-month periods ended September 30, 2016 and 2015 (in millions):

	Nine-Month Periods Ended September 30,
Acquisitions	2016	2015
Abraxis	$113.8	$113.9
Avila	113.9	35.4
Gloucester	68.6	38.6
Pharmion	3.0	3.0
Quanticel	54.4	—
Total amortization	$353.7	$190.9

The increase in amortization expense primarily related to an $83.1 million impairment charge related to the technology platform obtained in the Avila acquisition, amortization of intangible assets acquired in the October 2015 acquisition of Quanticel, and a reduction in the estimated useful lives of intangible assets obtained in the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018. See Note 18 of Notes to Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional details related to the sublicense to manufacture and market a generic version of romidepsin.

Acquisition Related Charges and Restructuring, net: Acquisition related charges and restructuring, net were a net expense of $25.3 million and $215.9 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The $190.6 million decrease in the net expense for the current year nine-month period compared to the prior year nine-month period was primarily due to a $231.5 million reduction in costs related to the acquisition of Receptos which occurred in August 2015 and a $52.9 million increase in the benefit recorded for adjustments to contingent consideration issued as part of the acquisition of Avila. The nine-month period ended September 30, 2016 included an $81.1 million decrease in the fair value of such contingent consideration as a result of adjustments made to the estimates of probability and timing of future potential milestone payments payable to the former shareholders of Avila. These benefits were partly offset by a $59.7 million reduction in benefit recorded for fair value adjustments to our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, an $11.5 million increase in restructuring charges in the current year period related to our relocation of certain operations into our two Summit, NJ locations as well as costs associated with certain headcount reductions, and a $16.2 million increase in expense related to our contingent liabilities for the Quanticel acquisition.

Interest and Investment Income, net: Interest and investment income, net decreased by $5.1 million to $21.3 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 primarily due to lower investment balances compared to the prior year.

Interest (Expense): Interest (expense) increased by $187.0 million to $373.0 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015.

Other Income (Expense), Net: Other income (expense), net and fluctuations in the components of Other income (expense), net is summarized below for the nine-month periods ended September 30, 2016 and 2015 (in millions):

	Nine-Month Periods Ended September 30,
	2016	2015	Change
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$3.9	$(4.7)	$8.6
Premium paid on equity investment	(6.0)	—	(6.0)
Fair value adjustments of forward point amounts	21.0	35.5	(14.5)
Gain (loss) from sale of put options	7.6	(9.9)	17.5
Impairment charges	(92.8)	(27.3)	(65.5)
Gain on sale of LifebankUSA business	37.5	—	37.5
Gain on sale of equity investment in Flexus Biosciences, Inc.	7.1	85.9	(78.8)
Milestones received	—	12.0	(12.0)
Other	10.2	(8.3)	18.5
Total Other income (expense), net	$(11.5)	$83.2	$(94.7)

Other income (expense), net was a net expense of $11.5 million and a net benefit of $83.2 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The $94.7 million increase in expense was primarily due to a gain on the sale of our equity investment in Flexus that was recorded in 2015, increased impairment charges recorded in the 2016 period related to certain equity investments, an unfavorable change in spreads between forward and spot rates related to foreign exchange contracts and a premium paid on an equity investment, partly offset by a gain on the sale of our LifebankUSA business, a gain on Celgene puts sold, and currency fluctuations.

Income Tax Provision: The income tax provision increased by $66.2 million to $303.2 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily as a result of an increase in income before taxes, partially offset by a decrease in the effective tax rate. The estimated full year 2016 underlying effective tax rate of 16.8% reflects the impact of our global business footprint. The decrease in the estimated full year underlying effective tax rate from the third quarter of 2015 reflects a projected decrease in tax expense related to an impairment charge and reduction in the fair value of contingent consideration, both associated with our Avila acquisition, and a nonrecurring unfavorable tax impact of certain prior year payments made to collaboration partners. The effective tax rate for the nine-month period ending September 30, 2016 was reduced by 0.6 percentage points primarily as a result of a decrease in unrecognized tax benefits related to settlements of tax positions taken in prior years. The income tax provision for the nine-month period ended September 30, 2015 included an estimated full year 2015 underlying effective tax rate of 19.3% (which subsequently increased to 20.0% when the actual 2015 full year results were achieved). The effective tax rate for the nine-month period ended September 30, 2015 was reduced by 0.7 percentage points primarily as a result of certain tax benefits related to our 2014 income tax returns being more favorable than originally estimated.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	September 30, 2016	December 31, 2015	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$5,522.6	$4,880.3	$642.3
Marketable securities available for sale	1,346.0	1,671.6	(325.6)
Total financial assets	$6,868.6	$6,551.9	$316.7
Debt:
Short-term borrowings and current portion of long-term debt	$501.0	$—	$501.0
Long-term debt, net of discount	13,802.5	14,161.4	(358.9)
Total debt	$14,303.5	$14,161.4	$142.1

Working capital[1]	$6,988.3	$7,492.6	$(504.3)

[1]
Includes Cash and cash equivalents, Marketable securities available for sale, Accounts receivable, net of allowances, Inventory and Other current assets, less Short-term borrowings and current portion of long-term debt, Accounts payable, Accrued expenses and other current liabilities, and the current portion of Income taxes payable.

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of September 30, 2016, we held approximately $4.908 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $4.908 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of September 30, 2016 and December 31, 2015 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: In June 2016, our Board of Directors approved an increase of $3.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $20.500 billion of our common stock of which we have approximately $4.865 billion remaining for future share repurchases as of September 30, 2016. During the three-month period ended September 30, 2016 we used $320.1 million for purchases of our common stock, measured on a settlement date basis.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed securities, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. The $316.7 million increase in cash, cash equivalents and marketable securities available for sale at September 30, 2016 compared to December 31, 2015 was primarily due to $2.633 billion of net cash from operating activities, partially offset by $2.026 billion of payments under our share repurchase program and $361.0 million of net unrealized holding losses on marketable securities available for sale.

Accounts Receivable, Net:  Accounts receivable, net increased by $165.4 million to $1.586 billion at September 30, 2016 compared to December 31, 2015. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have in the past resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $224.6 million at September 30, 2016 compared to $187.8 million at December 31, 2015. Approximately $33.2 million of the $224.6 million receivable balance at September 30, 2016 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.

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

Inventory:  Inventory balances increased by $64.5 million to $507.9 million at September 30, 2016 compared to December 31, 2015. The increase was primarily due to an increase in ABRAXANE® raw materials.

Other Current Assets:  Other current assets decreased by $371.9 million to $612.8 million at September 30, 2016 compared to December 31, 2015 primarily due to a $180.4 million decrease in the fair value of derivative instruments recorded as Other current assets, a $143.0 million decrease in prepaid taxes and a $35.2 million decrease in other prepaid accounts.

Commercial Paper:  We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. In April 2016 our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.000 billion. As of September 30, 2016, we had available capacity to issue up to $2.000 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.000 billion which was increased from $1.750 billion in April 2016. In April 2016, the term of the Credit Facility was also extended from April 17, 2020 to April 17, 2021. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At September 30, 2016 there was no outstanding borrowing against the Credit Facility.

The Credit Facility and the Revolving Credit Agreement contain affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of September 30, 2016.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $194.0 million to $2.083 billion at September 30, 2016 compared to December 31, 2015. The increase was primarily due to increases of $137.7 million for sales adjustment accruals, $130.0 million for a litigation-related loss contingency accrual, $37.2 million for clinical trial and research and development expense accruals and $11.2 million of net other increases. These increases were partially offset by decreases of $69.9 million for accrued interest expense and $52.2 million related to collaboration agreement accruals.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $29.9 million to $373.9 million at September 30, 2016 compared to December 31, 2015, primarily from the current provision for income taxes of $560.0 million and net deferred intercompany credits of $24.5 million, offset by income tax payments of $345.1 million, tax benefits of share-based compensation of $128.5 million and a decrease in refundable income taxes of $81.8 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2016 and 2015 were as follows (in millions):

	Nine-Month Periods Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$2,633.4	$1,425.8	$1,207.6
Net cash (used in) investing activities	$(298.0)	$(5,897.8)	$5,599.8
Net cash (used in) provided by financing activities	$(1,698.2)	$6,397.4	$(8,095.6)

Operating Activities:  Net cash provided by operating activities increased by $1.208 billion to $2.633 billion for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of $529.3 million in 2016 compared to 2015 and a $696.7 million net increase in adjustments to reconcile net income to net cash provided by operating activities for items such as derivative activities, impairment charges, changes in deferred income taxes and amortization expenses compared to 2015. Derivative activities during the nine-month period ended September 30, 2016 included cash receipts of $195.6 million related to the settlement of interest rate swap contracts that had been designated as fair value hedges of certain of our fixed rate notes. See Note 7 for additional details related to interest rate swap contracts.

Investing Activities: Net cash used in investing activities for the nine-month period ended September 30, 2016 amounted to $298.0 million compared to net cash used in investing activity of $5.898 billion for the nine-month period ended September 30, 2015. The decrease in net cash used in investing activities was primarily due to the purchase of Receptos in 2015, resulting in a cash usage of $7.579 billion during the nine-month period in 2015, partially offset by a decrease in cash provided by net purchases and sales of marketable securities available for sale. Net purchases of marketable securities available for sale during 2016 amounted to a net cash usage of $18.4 million during 2016 compared to net cash proceeds of $1.962 billion from net sales of marketable securities available for sale during 2015.

Financing Activities: Net cash used in financing activities amounted to $1.698 billion for the nine-month period ended September 30, 2016, compared to net cash provided by financing activities of $6.397 billion for the nine-month period ended September 30, 2015. The $8.096 billion decrease in net cash provided by financing activities was primarily attributable to the 2015 issuance of long-term debt which provided $7.913 billion.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2015 aside from those disclosed in Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2016, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain derivative contracts.

Marketable Securities Available for Sale: At September 30, 2016, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

Our marketable securities available for sale are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements. In addition, we invest in debt securities that are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges related to debt securities, is included in Interest and investment income, net. Realized gains and losses and other than temporary impairment charges related to equity securities are included in Other income (expense), net.

As of September 30, 2016, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$60.5	$268.8	$11.3	$340.6
Fair value	$61.0	$271.0	$11.7	$343.7
Weighted average interest rate	1.1%	1.2%	1.9%	1.2%

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowing as of September 30, 2016 or December 31, 2015. The current portion of long-term debt outstanding at September 30, 2016 and December 31, 2015 includes:

	September 30, 2016	December 31, 2015
1.900% senior notes due 2017	$501.0	$—

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after September 30, 2016 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of September 30, 2016 are summarized below (in millions):

	Principal Amount	Carrying Value
2.125% senior notes due 2018	$1,000.0	$997.6
2.300% senior notes due 2018	400.0	402.2
2.250% senior notes due 2019	500.0	510.3
2.875% senior notes due 2020	1,500.0	1,492.3
3.950% senior notes due 2020	500.0	519.7
3.250% senior notes due 2022	1,000.0	1,055.9
3.550% senior notes due 2022	1,000.0	993.2
4.000% senior notes due 2023	700.0	745.2
3.625% senior notes due 2024	1,000.0	1,001.1
3.875% senior notes due 2025	2,500.0	2,483.8
5.700% senior notes due 2040	250.0	247.2
5.250% senior notes due 2043	400.0	392.9
4.625% senior notes due 2044	1,000.0	986.8
5.000% senior notes due 2045	2,000.0	1,974.3
Total long-term debt	$13,750.0	$13,802.5

At September 30, 2016, the fair value of our senior notes outstanding was $15.207 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at September 30, 2016 and December 31, 2015 had settlement dates within 51 months and 36 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Operations in Other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to Other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2016 and December 31, 2015 (in millions):

	Notional Amount
Foreign Currency	September 30, 2016	December 31, 2015
Australian Dollar	$53.3	$45.1
British Pound	188.2	289.3
Canadian Dollar	164.8	135.9
Euro	1,936.9	2,934.3
Japanese Yen	719.8	510.4
Swedish Krona	3.0	—
Total	$3,066.0	$3,915.0

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of September 30, 2016, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Operations in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2016 and December 31, 2015 were $833.5 million and $920.0 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the September 30, 2016 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $389.0 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding at September 30, 2016 and December 31, 2015 had settlement dates within 51 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at September 30, 2016 and December 31, 2015 (in millions):

	Notional Amount[1]
	September 30, 2016	December 31, 2015
Foreign currency option contracts designated as hedging activity:
Purchased Put	$1,016.6	$641.5
Written Call	$1,126.9	$690.0
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

Assuming that the September 30, 2016 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $80.3 million if the U.S. Dollar were to strengthen and decrease by approximately $82.0 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.
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

During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional amount of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated OCI was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. At September 30, 2016 and December 31, 2015, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below (in millions):

	Notional Amount
	September 30, 2016	December 31, 2015
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500.0	$200.0
Forward starting swaps with effective dates in 2018	$500.0	$—

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at September 30, 2016 would have increased the fair value of our contracts by $88.6 million. A one percentage point decrease at September 30, 2016 would have decreased the aggregate fair value of our contracts by $100.4 million.

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

A sensitivity analysis to measure potential changes in the market value of our debt from a change in interest rates indicated that a one percentage point increase in interest rates at September 30, 2016 would have reduced the aggregate fair value of our senior notes by $1.115 billion. A one percentage point decrease at September 30, 2016 would have increased the aggregate fair value of our senior notes by $1.282 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Healthcare Reform Acts, among other things, made significant changes to the Medicaid rebate program by increasing the minimum rebates that manufacturers like us are required to pay. These changes also expanded the government’s 340B drug discount program by increasing the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing. The Healthcare Reform Acts also obligate the Health Resources and Services Administration (HRSA), which administers the 340B program, to update the agreement that each manufacturer must sign to participate in the 340B program to require each manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price, and to report the ceiling prices for its drugs to the government. HRSA is expected to issue the updated agreement to manufacturers for signature in 2016 or 2017. In addition, HRSA, recently issued proposed regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities.

HRSA also issued proposed regulations to implement an administrative dispute resolution (ADR) process for certain disputes arising under the 340B program, including (1) claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers; and (2) claims by manufacturers, after a manufacturer has conducted an audit, that a covered entity has violated the prohibition on diversion to ineligible patients or duplicate discounts. Although the exact timing and content of final regulations is uncertain at this time, HRSA has indicated in public statements that it plans to finalize the regulations later in 2016 or in the early part of 2017. Depending on their final form, the regulations and/or the amended contract could affect our obligations under the 340B program in ways that may have an adverse impact on the pricing of our products.

We have received inquiries from HRSA regarding our compliance with the 340B program. We have cooperated fully in responding to these inquiries and believe that we have complied with applicable legal requirements. If, however, we are ultimately required to change our sales or pricing practices, there would be an adverse effect on our revenues and profitability.

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

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur. For more information regarding settlement of certain legal proceedings, see Item 1. "Legal Proceedings."

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the False Claims Act, the Foreign Corrupt Practices Act and other federal and state statutes, including those discussed elsewhere in this report, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers, third-party payers, stockholders and others. There can be no assurance that existing or future proceedings will not result in significant expense, civil payments, fines or other adverse consequences. For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Item 1. "Legal Proceedings."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through September 2016, our Board of Directors approved purchases of up to $20.500 billion of our common stock, including an approved increase of $3.000 billion in June 2016. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended September 30, 2016, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	61,928	$110.56	61,928	$5,131,342,751
August 1 - August 31	1,257,298	$111.82	1,257,298	$4,990,756,603
September 1 - September 30	1,179,741	$106.72	1,179,741	$4,864,855,147
Total	2,498,967	$109.38	2,498,967

During the three-month period ended September 30, 2016, we purchased 2.5 million shares of common stock under the share repurchase program from all sources at a cost of $273.3 million, excluding commissions. As of September 30, 2016, we had a remaining purchase authorization of $4.865 billion.

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

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	October 27, 2016	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)