Form 10-K
period 2016-12-31
CELGENE CORP /DE/
filed 2017-02-10
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second quarter, was $76,439,256,026 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.
There were 777,966,471 shares of Common Stock outstanding as of February 3, 2017.
Documents Incorporated by Reference
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®) and THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.). In addition, we earn revenue from other product sales and licensing arrangements.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, solid tumors, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma, lymphomas and myelodysplastic syndromes (MDS). In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease, ankylosing spondylitis, psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have phase III trials underway for ozanimod in relapsing multiple sclerosis (RMS) and ulcerative colitis (UC) and for GED-0301 (mongersen) in Crohn’s disease. In hematology, phase III trials are underway for CC-486 and luspatercept in MDS, for CC-486 and AG-221 (enasidenib) in acute myeloid leukemia (AML) and for luspatercept in beta-thalassemia. In the fourth quarter of 2016, we submitted a new drug application (NDA) for enasidenib for the treatment of patients with relapsed or refractory AML with isocitrate dehydrogenase-2 (IDH2) mutation.

Beyond our phase III programs, we have access to a growing early-to-mid-stage pipeline of novel potential therapies to address significant unmet medical needs that consists of new drug candidates and cell therapies developed in-house, licensed from other companies or able to be optioned from collaboration partners. We believe that continued use of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, potential regulatory approvals of new products and new indications for existing products will provide the catalysts for future growth.

The diseases that our primary commercial stage products are approved to treat are described below for the major markets of the United States, the European Union and Japan. Approvals in other international markets are indicated in the aggregate for the disease indication that most closely represents the majority of the other international approvals.

REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug approved in the United States and many international markets for the following uses:

Disease	Geographic Approvals
Multiple myeloma (MM)
Multiple myeloma in combination with dexamethasone, in patients who have received at least one prior therapy	- United States - European Union - Japan - Other international markets
Multiple myeloma in combination with dexamethasone for newly diagnosed patients	- United States - Japan - Other international markets
Adult patients with previously untreated multiple myeloma who are not eligible for transplant	- European Union
Myelodysplastic syndromes (MDS)
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q abnormality with or without additional cytogenetic abnormalities	- United States - Other international markets
Transfusion-dependent anemia due to low- or intermediate-1-risk MDS in patients with isolated deletion 5q cytogenetic abnormality when other options are insufficient or inadequate	- European Union
MDS with a deletion 5q cytogenetic abnormality. The efficacy or safety of REVLIMID® for International Prognostic Scoring System (IPSS) intermediate-2 or high risk MDS has not been established.	- Japan
Mantle cell lymphoma (MCL) in patients whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib	- United States - European Union (July 2016) - Other international markets

In January 2017, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for treatment with REVLIMID® in patients with newly diagnosed multiple myeloma (NDMM) after autologous stem cell transplantation (ASCT).

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

OTEZLA® (apremilast): OTEZLA® is an oral small-molecule inhibitor of phosphodiesterase 4 (PDE4) specific for cyclic adenosine monophosphate (cAMP). PDE4 inhibition results in increased intracellular cAMP levels. OTEZLA® is approved for the following uses:

Disease	Geographic Approvals
Psoriatic arthritis
Adult patients with active psoriatic arthritis	- United States - Japan (December 2016)
Adult patients with active psoriatic arthritis who have had an inadequate response or who have been intolerant to a prior DMARD therapy	- European Union
Psoriasis
Patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy	- United States - Other international markets
Adult patients with moderate to severe chronic plaque psoriasis who failed to respond to or who have a contraindication to, or are intolerant to other systemic therapy including cyclosporine, methotrexate or psoralen and ultraviolet-A light
- European Union
Adult patients with plaque psoriasis with inadequate response to topical therapies	- Japan (December 2016)

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

VIDAZA® (azacitidine for injection): VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. After the launch of a generic version of VIDAZA® in the United States by a competitor in September 2013, we experienced a significant reduction in our U.S. sales of VIDAZA®. In 2013, we contracted with Sandoz AG (Sandoz) to sell a generic version of VIDAZA® in the United States, which we supply, and we recognize net product sales from our sales to Sandoz. Regulatory exclusivity for VIDAZA® is expected to continue in Europe through 2019. VIDAZA® is approved in the United States and many international markets for the following uses:

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

THALOMID® (thalidomide): THALOMID®, sold as THALOMID® or Thalidomide Celgene® outside of the United States, is administered orally for the following uses:

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
Thalidomide Celgene® in combination with melphalan and prednisone as a first line treatment for patients with untreated multiple myeloma who are aged sixty-five years of age or older or ineligible for high dose chemotherapy
- European Union - Other international markets
Erythema nodosum leprosum
Cutaneous manifestations of moderate to severe erythema nodosum leprosum (ENL), an inflammatory complication of leprosy	- United States - Other international markets
Maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence	- United States - Other international markets
REVLIMID®, POMALYST® and THALOMID® are distributed in the United States primarily through contracted pharmacies under the REVLIMID® Risk Evaluation and Mitigation Strategy (REMS), POMALYST REMS® and THALOMID REMS® programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®, POMALYST® and THALOMID®. Internationally, REVLIMID®, THALOMID®/Thalidomide Celgene® and IMNOVID® are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ABRAXANE®, and OTEZLA® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene®.

PRECLINICAL AND CLINICAL-STAGE PIPELINE

Our preclinical and clinical-stage pipeline of new drug candidates and cell therapies is highlighted by multiple classes of both small molecule and biologic therapeutic agents designed to selectively regulate disease-associated genes and proteins. These product candidates are at various stages of preclinical and clinical development.

Immune-Inflammatory Diseases:  OTEZLA® (apremilast) a novel PDE4 inhibitor, is being studied in clinical trials in ankylosing spondylitis, Behçet's disease, atopic dermatitis, and ulcerative colitis, and is approved in psoriasis and psoriatic arthritis. Differentiated oral therapies are advancing through mid- to late-stage trials in inflammatory diseases, including GED-0301, a potential first-in-class smad7 anti-sense treatment, with a phase III program in Crohn’s Disease (CD) recruiting subjects, and a phase II trial in UC fully enrolled. In addition, ozanimod is a potential best-in-class S1P receptor modulator, with a phase III trial fully enrolled in RMS, a phase III trial in UC underway, and a phase II trial in CD fully enrolled. Other potential oral therapies include, CC-220 for systemic lupus erythematosus (SLE), CC-90001 for Fibrosis and ABX-1431 for multiple sclerosis spasticity. In addition, a phase I trial in healthy volunteers is in progress for CC-90006, an injectable PD-1 agonist antibody for autoimmune disorders.

Other Myeloid Diseases: We have collaborated with Acceleron Pharma, Inc. (Acceleron) to develop luspatercept (ACE-536).
We are evaluating luspatercept for the treatment of patients with beta-thalassemia and MDS in phase III trials.

Epigenetics: The current insights into molecular regulation of genetic information (Epigenetics) have the potential to transform human diseases. We currently market two epigenetic modifiers, VIDAZA® and ISTODAX®. We have two phase III trials of CC-486 (oral 5-azacitidine) currently enrolling to evaluate its efficacy in the treatment of MDS and AML and two on-going phase II trials of CC-486 in solid tumors. We acquired the IDH2 inhibitor enasidenib from Agios Pharmaceuticals, Inc. (Agios) and have submitted a NDA to the U.S. Food and Drug Administration (FDA) for relapsed/refractory AML with IDH2 mutations. We are currently evaluating enasidenib in combination with VIDAZA® in newly diagnosed AML with IDH2 mutations. We are also evaluating AG-881 (IDH1 and IDH2 inhibitor) in glioma with IDH mutations, in collaboration with Agios. Additionally, a phase I trial of LSD1 inhibitor (CC-90011) is underway in Non-Hodgkin lymphoma (NHL) and solid tumors.

Protein Homeostasis:  CC-122 (Cereblon Modulator, or CELMoD®) and CC-220 represent novel compounds that are in phase I and phase II clinical trials, both as single agents and in combination, for hematological and solid tumor cancers and inflammation and immunology diseases. They have been differentiated from previous compounds (such as thalidomide, lenalidomide and pomalidomide) and have been developed based on our scientific understanding of Cereblon-mediated protein homeostasis. CC-90009 is a unique cereblon targeted molecule, currently in phase I, whose activity is related to the depletion of a novel substrate and which has been identified active in AML models.

Immuno-Oncology: The strategic collaboration with Astra Zeneca/Medimmune evaluating durvalumab, an anti-PDL-1 antibody, in multiple hematological cancers in combination with REVLIMID®, POMALYST®, VIDAZA® and CC-486 is underway with phase III enabling data expected in 2017. JCAR17, the CD19 CAR-T program under collaboration with Juno Therapeutics, Inc. (Juno), has been granted Breakthrough Therapy designation by the FDA and has been given access to the Priority Medicines scheme by the EMA CHMP. Interim data for JCAR17 shows high complete response rates in NHL, with manageable safety profiles. A pivotal program in NHL will be initiated in 2017. BCMA is emerging as a compelling target in multiple myeloma (MM) and in this regard, we have invested in some critical assets. The bluebird bb2121 BCMA CAR-T early phase I data has shown impressive efficacy with a good safety profile. With the acquisition of EngMab AG (EngMab) in 2016, we also will develop a BCMA targeted T cell engager program in MM with an Investigational New Drug (IND) expected by end of 2017. Our anti-CD47 antibody targeting macrophage activity, CC-90002, is currently in phase I trials, being evaluated for the treatment of multiple cancers, including NHL and AML. Three additional programs from our collaboration partners Lycera Corp. (Lycera) (RORg agonist), Jounce Therapeutics, Inc. (Jounce) (anti-ICOS-agonist) and OncoMed Pharmaceuticals, Inc. (OncoMed) (anti-TIGIT antibody) are progressing into clinical testing in multiple solid tumor indications.

PRODUCT DEVELOPMENT

We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to $4.470 billion in 2016, $3.697 billion in 2015, and $2.431 billion in 2014. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval ordinarily includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-marketing events or developments. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the U.S. FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which will obtain approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

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

The current stage of development of our commercial stage products and new drug candidates in various areas of research are outlined in the following table:

Area of Research		Status	Entered Current Status
Multiple Myeloma (MM)
REVLIMID®	Relapsed/refractory	Post-approval research	2006
	Newly diagnosed transplant ineligible	Post-approval research	2015
	NDMM post-ASCT maintenance	Regulatory submission[1]	Q3 2016
POMALYST®/IMNOVID®	Relapsed/refractory	Post-approval research	2013
THALOMID®/Thalidomide Celgene®	Newly diagnosed	Post-approval research	2006
PD-L1 Inhibitor: durvalumab[2]	MM	Phase I	2015
Cereblon Modulator: avadomide (CC-122)	MM	Phase I	2015

Area of Research		Status	Entered Current Status
BCMA CAR-T (bb2121)[3]	MM	Phase I	Q1 2016
Cereblon Modulator: CC-220	MM	Phase I	Q3 2016
Marizomib	MM	Phase I	2014
citarinostat (ACY-241)	Relapsed/refractory	Phase I	2015

Myelodysplastic Syndromes (MDS)
VIDAZA®	MDS	Post-approval research	2004
REVLIMID®	Deletion 5q	Post-approval research	2005
CC-486	Lower-risk	Phase III	2013
	Post hypomethylating agent (HMA) failure	Phase II	2015
luspatercept (ACE-536)[4]	MDS	Phase III	Q1 2016
PD-L1 Inhibitor: durvalumab[2]	MDS	Phase II	2015
Anti-CD47 Antibody: CC-90002	MDS	Phase I	Q1 2016

Acute Myeloid Leukemia (AML)
VIDAZA®	AML (20%-30% blasts) (EU)	Post-approval research	2008
	AML (>30% blasts) (EU)	Post-approval research	2015
CC-486	Post-induction AML maintenance	Phase III	2013
IDH2 Inhibitor: enasidenib (AG-221)[5]	AML	Regulatory submission[1]	Q4 2016
PAN-IDH Inhibitor: AG-881[5]	AML	Phase I	2015
PD-L1 Inhibitor: durvalumab[2]	AML	Phase II	2015
Anti-CD47 Antibody: CC-90002	AML	Phase I	Q1 2016
Cereblon Modulator: CC-90009	AML	Phase I	Q4 2016

Lymphoma
REVLIMID®	Mantle cell lymphoma: Relapsed/refractory (US)	Post-approval research	2013
	Mantle cell lymphoma: Relapsed/refractory (EU)	Post-approval research	Q3 2016
	Diffuse large B-cell (ABC-subtype): First line	Phase III	2015
	Indolent lymphoma: Relapsed/refractory	Phase III	2013
	Follicular lymphoma: First-line	Phase III	2011
	Adult T-cell leukemia-lymphoma (Japan)	Regulatory submission[1]	Q2 2016
ISTODAX®	Cutaneous T-cell lymphoma (US)[6]	Post-approval research	2009
	Peripheral T-cell lymphoma: Relapsed/refractory (US)[6]	Post-approval research	2011
	Peripheral T-cell lymphoma: Relapsed/refractory (Japan)	Regulatory submission[1]	Q3 2016
	Peripheral T-cell lymphoma: First-line	Phase III	2013
Cereblon Modulator: avadomide (CC-122)	Diffuse large B-cell lymphoma	Phase Ib	2014
	Indolent lymphoma: Relapsed/refractory	Phase I	2014

Area of Research		Status	Entered Current Status
CC-486	Lymphoma	Phase I	2015
PD-L1 Inhibitor: durvalumab[2]	Non-Hodgkin lymphoma (NHL)	Phase I	Q1 2016
CD19 CAR-T (JCAR017)[7]	Aggressive large B-cell lymphoma: Relapsed/refractory	Phase I	2015

Acute Lymphocytic Leukemia (ALL)
CD19 CAR-T (JCAR015)[7]	ALL	Phase II	2015

Chronic Lymphocytic Leukemia (CLL)
Cereblon Modulator: avadomide (CC-122)	CLL	Phase I	2015
PD-L1 Inhibitor: durvalumab[2]	CLL	Phase I	2015

Beta Thalassemia
luspatercept (ACE-536)[4]	Beta-thalassemia	Phase III	Q2 2016

Solid Tumors
ABRAXANE®	Breast: Metastatic	Post-approval research	2005
	Non-small cell lung: Advanced (first-line)	Post-approval research	2012
	Pancreatic: Metastatic (first-line)	Post-approval research	2013
	Pancreatic: Adjuvant	Phase III	2014
	Gastric: Metastatic (Japan)[8]	Post-approval research	2013
CC-486	Breast: Metastatic	Phase II	2015
	Non-small cell lung: Advanced	Phase II	2015
Marizomib	Glioblastoma	Phase II	Q4 2016
Cereblon Modulator: avadomide (CC-122)	Hepatocellular carcinoma	Phase I	2015
Anti-CD47 Antibody: CC-90002	Solid tumors	Phase I	2015
PAN-IDH Inhibitor: AG-881[5]	Glioma	Phase I	2015
LSD1 Inhibitor: CC-90011	Solid tumors	Phase I	Q2 2016

Inflammation and Immunology
OTEZLA® (apremilast)	Psoriatic arthritis	Post-approval research	2014
	Psoriasis	Post-approval research	2014
	Ankylosing spondylitis	Phase III	2012
	Behçet's disease	Phase III	2014
	Atopic dermatitis	Phase II	2014
	Ulcerative colitis	Phase II	2014
GED-0301	Crohn's disease	Phase III	2015
	Ulcerative colitis	Phase II	2015
ozanimod	Relapsing multiple sclerosis	Phase III	2013
	Ulcerative colitis	Phase III	2015
	Crohn's disease	Phase II	2015
RPC-4046	Eosinophilic esophagitis	Phase II	2014

Area of Research		Status	Entered Current Status
Cereblon Modulator: CC-220	Systemic lupus erythematosus (SLE)	Phase II	2014
CC-90001	Fibrosis	Phase I	2014
ABX-1431[9]	Functional dyspepsia	Phase I	Q4 2016
CC-90006	Autoimmune disorders	Phase I	Q4 2016

Cellular Therapies
PDA-002	Diabetic foot ulcers	Phase II	2013
	Peripheral artery disease	Phase II	2015
PNK-007	AML	Phase I	Q2 2016
	MM	Phase I	Q3 2016
1 "Regulatory submission" indicates US and/or EU submission unless another country or region is indicated under Area of Research.
2 In collaboration with MedImmune Limited, a wholly owned subsidiary of AstraZeneca PLC.
3 In collaboration with bluebird bio, Inc.
4 In collaboration with Acceleron Pharma, Inc.
5 In collaboration with Agios Pharmaceuticals, Inc.
6 Regulatory approval based on pivotal phase II data.
7 In collaboration with Juno.
8 Trial conducted by licensee partner, Taiho Pharmaceuticals Co. Ltd.
9 In collaboration with Abide Therapeutics, Inc.

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

	U.S.[1]	Europe
REVLIMID® brand drug	2027[2]	2024[3]
(U.S. and European use patents)
THALOMID® brand drug	2023	2019
(U.S. formulation/ European use patents)
VIDAZA® brand drug	2011[4]	2019
(U.S. use patent and EMA regulatory exclusivities only)
ABRAXANE® brand drug	2026	2022[5]
(U.S. use patent and European use/formulation patents)
POMALYST®/IMNOVID® brand drug	2024[6]	2023[7]
(U.S. drug substance/use patent)
OTEZLA® brand drug	2024[8]	2028[3]
(U.S./European drug substance patent)
_____________________

[1]
The patents covering these drugs include patents listed in the U.S. Orange Book. The date provided reflects the last-to-expire key patent as listed in the U.S. Orange Book, which may not be the last date on which all relevant patents (e.g., polymorph and manufacturing patents) expire.

[2]
In December 2015, we announced the settlement of litigations with Natco Pharma Ltd. and its partners and affiliates, relating to certain patents for REVLIMID®. As part of the settlement, we agreed to provide Natco with a volume-limited license to sell generic lenalidomide in the U.S. commencing in March 2022, which is expected to be a mid-single-digit percentage of the total lenalidomide capsules dispensed in the U.S. during the first year and is expected to increase gradually each twelve months until March 2025, and is not expected to exceed one-third of the total lenalidomide capsules dispensed in the U.S. in the final year of the volume-limited license. Natco’s ability to market generic lenalidomide in the U.S. will be contingent on its obtaining approval of an Abbreviated New Drug Application.

[3]	Subject of ongoing EPO opposition proceedings. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information.

[4]	We contracted with Sandoz to sell azacitidine for injection, which they launched after the introduction of a generic version of VIDAZA® in the United States by a competitor in September 2013.

[5]
Subject of ongoing supplementary protection certificate (SPC) appeal proceedings in the UK and the Court of Justice for the European Union that may result in patent extension until 2022. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information.

[6]	Application for Patent Term Extension pending, receipt of which would extend exclusivity through 2025.

[7]
Based on ten years regulatory exclusivity. Subject of ongoing EPO opposition proceedings. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for more information.

[8]	Application for Patent Term Extension pending, receipt of which would extend exclusivity through 2028.

The term of individual patents and patent applications will depend upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the date of filing of the patent application although term extensions are available. We may obtain patents for certain products many years before marketing approval is obtained for those products. Because of the limited life of patents, which ordinarily commences prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to obtain patent term extensions upon marketing approval. For example, SPCs on some of our products have been granted in a number of European countries, compensating in part for delays in obtaining marketing approval. Also, under the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug may also be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. When possible, depending upon the length of clinical trials and other factors involved in the filing of a NDA with the FDA, we expect to apply for patent term extensions for patents covering our drug products and their use in treating various diseases.

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

As of December 31, 2016, we owned or had exclusively licensed 730 issued U.S. patents and 593 additional pending U.S. patent applications. We have a policy to seek broad global patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

Trade secret strategies and intellectual property rights in our brand names, logos and trademarks are also important to our business. We maintain both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered.

GOVERNMENTAL REGULATION

General:  Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Our therapeutic products require regulatory approval by governmental agencies. Human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing and post-marketing approval requirements of the FDA and regulatory authorities in other countries. In the United States, various federal and, in some cases, state statutes and regulations also govern, or impact the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of, such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope, which may significantly limit the uses for which a product may be promoted. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees, in obtaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments. For more information, see Item 1A. “Risk Factors.”

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

FDA Review and Approval:  The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA or BLA for evaluation to determine if there is substantial evidence that the product is sufficiently safe and effective to warrant approval. In responding to an NDA or BLA, the FDA may grant marketing approval, deny approval, or request additional information, including data from new clinical trials. Modifications to an approved drug or biologic, including new indication or changes to labeling or manufacturing processes or facilities, may require the submission and approval of a supplemental NDA or BLA before modifications can be implemented, which may require that we develop additional data or conduct additional preclinical and clinical trials.

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

Post-approval Review and Enforcement:  Regulatory authorities closely review and regulate the marketing and promotion of drug and biologic products. In most countries, regulatory approval is granted for a specified indication and is required before marketing or promoting a product for that indication. Regulatory authorities may take enforcement action against a company for promoting unapproved uses of a product (off-label promotion) or for other violations of advertising and labeling laws and regulations.

When an NDA or BLA is approved, the NDA or BLA holder must, among other things, (a) employ a system for obtaining reports of adverse events and side effects associated with the drug and make appropriate submissions to the FDA and (b) timely advise the FDA if any approved product fails to adhere to specifications established by the NDA or BLA. If the FDA concludes that a drug previously shown to be effective can be safely used only if distribution or use is restricted, the FDA will require post-marketing restrictions as necessary to assure safe use. The sponsor may be required to establish systems to assure use of the product under safe conditions. The FDA may require the drug sponsor to implement programs similar to our REMS programs to ensure that benefits of a drug outweigh risks and that safety protocols are adhered to.

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

The API for ABRAXANE® is generally available from two sources in quantities adequate to meet market demands. Manufacturing services for ABRAXANE® are performed at our manufacturing facility in Arizona, U.S.A. and by a third party contract manufacturing facility.

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

We have established, or are in the process of establishing, primary and back up suppliers and/or manufacturing sites for late phase development programs, enasidenib, ozanimod, and GED-0301. Luspatercept is currently manufactured at contract manufacturing sites.

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

SALES AND COMMERCIALIZATION

We promote our brands globally through our hematology, oncology, and inflammation and immunology commercial organizations which support our currently marketed brands and prepare for the launches of new products, as well as new indications for existing products. For OTEZLA®, we also provide information about the appropriate use of our products to consumers in the U.S. through direct-to-consumer print and television advertising. We have a team of dedicated market access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support® and Otezla SupportPlus® to serve as dedicated, central points of contact for patients and healthcare professionals who use or prescribe our products. Celgene Patient Support® and Otezla SupportPlus® are free services that help patients and healthcare professionals navigate the challenges of reimbursement by providing information regarding insurance coverage, prior authorization requirements, appeals processes and financial assistance programs.

In most countries, we promote our products through our own sales organizations. In some countries, particularly in Latin America, we partner with third-party distributors. Generally, we distribute our products through commonly used channels in local markets. However, REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene® are distributed under mandatory risk-management distribution programs (such as REMS) tailored to meet local authorities' specifications to provide for their safe and appropriate distribution and use.

EMPLOYEES

As of December 31, 2016, we had 7,132 full-time employees, of whom 2,570 were engaged primarily in research and development activities, 2,459 were engaged primarily in sales and commercialization activities, 654 were engaged primarily in manufacturing, and the remaining 1,449 were engaged primarily in management and general and administrative activities. The number of full-time employees in our international operations has grown from 2,869 at the end of 2015 to 3,039 at the end of 2016. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.

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

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) added Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires, among other things, disclosure by an issuer, in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly conducted, without specific authority from a U.S. federal department or agency, any transaction or dealing with the Government of Iran, which includes, without limitation, any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its political subdivisions, agencies or instrumentalities. Neither Celgene nor, to its knowledge, any of its affiliates engaged in activities during 2016 that are required to be disclosed pursuant to ITRSHRA.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

•	strategy;

•	new product discovery and development;

•	current or pending clinical trials;

•	our products' ability to demonstrate efficacy or an acceptable safety profile;

•	actions by the FDA and other regulatory authorities;

•	product manufacturing, including our arrangements with third-party suppliers;

•	product introduction and sales;

•	royalties and contract revenues;

•	expenses and net income;

•	credit and foreign exchange risk management;

•	liquidity;

•	asset and liability risk management;

•	the outcome of litigation and other proceedings;

•	intellectual property rights and protections;

•	economic factors;

•	competition; and

•	operational and legal risks.

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

Our operating results may fluctuate from quarter to quarter and year to year for a number of reasons, including the risks discussed elsewhere in this “Risk Factors” section. Events such as a delay in product development or a revenue shortfall may cause financial results for a particular period to be below our expectations. In addition, we have experienced and may continue to experience fluctuations in our quarterly operating results due to the timing of charges that we may take. We have recorded, or may be required to record, charges that include development milestone and license payments under collaboration and license agreements, amortization of acquired intangibles and other acquisition related charges, and impairment charges. Several other factors, including government rebates, distributor buying patterns and government tender timing, impact the dollar value of product sales recorded in any particular quarter.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operation in the period in which we incur those gains or losses. Although we utilize foreign currency forward contracts, a combination of foreign currency put and call options, and occasionally purchased put options to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuation among our reporting currency, the U.S. Dollar, and the currencies in which we do business will affect our operating results. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency and other hedge transactions. In particular, we may incur higher than expected charges from hedge ineffectiveness or from the termination of a hedge arrangement. For more information, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

We are dependent on the continued commercial success of our primary products, REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE®, OTEZLA®, VIDAZA® and THALOMID®.

Our business is largely dependent on the commercial success of REVLIMID®, POMALYST®/IMNOVID®, ABRAXANE®, OTEZLA®, VIDAZA® and THALOMID®. REVLIMID® currently accounts for over half of our total revenue. As new products, such as POMALYST®/IMNOVID® and OTEZLA®, have obtained regulatory approval and gained market acceptance, our dependence on REVLIMID® has decreased, a trend that we expect to continue. A significant decline in REVLIMID® net revenue, in the absence of offsetting increases in revenue from our other marketed products, would have a material adverse effect on our results of operations, cash flows and financial condition. The success of these products depends on acceptance by regulators, key opinion leaders, physicians, and patients as effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

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

The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies (such as our REMS program), marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and government regulations and policies. In addition, individual states, acting through their attorneys general, are increasingly seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with the laws and regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, off-label promotion and the promotion of unapproved products, government agencies may bring enforcement actions against us or private litigants may assert claims on behalf of the government against us that could inhibit our commercial capabilities and/or result in significant damage awards and penalties.

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

The Affordable Care Act and other legislation may affect our pricing policies and government reimbursement of our products which may adversely impact our revenues and profitability.

In the U.S. there have been and are likely to continue to be a number of legislative and regulatory proposals and enactments related to drug pricing and reimbursement that could impact our profitability. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010, and are referred to collectively as the Healthcare Reform Acts. These reforms have significantly impacted the pharmaceutical industry and, in the coming years, it is likely that additional changes, including the repeal of all or certain aspects of these reforms, will be made. Moreover, changes could be made to governmental healthcare and insurance reimbursement programs that could significantly impact the profitability of our products. Additionally, the pricing and reimbursement of pharmaceutical products, in general and specialty drugs in particular, have recently received the attention of U.S. policymakers and others. At this time, we cannot predict the impact of this increased scrutiny on the pricing or reimbursement of our products or pharmaceutical products generally.

The Healthcare Reform Acts, among other things, made significant changes to the Medicaid rebate program by increasing the minimum rebates that manufacturers like us are required to pay. These changes also expanded the government’s 340B drug discount program by expanding the category of entities qualified to participate in the program and benefit from its deeply discounted drug pricing. The Healthcare Reform Acts also obligate the Health Resources and Services Administration (HRSA), which administers the 340B program, to update the agreement that each manufacturer must sign to participate in the 340B program to require each manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price, and to report the ceiling prices for its drugs to the government. HRSA issued this update in late 2016 and we signed an amendment to our agreement on December 29, 2016. In addition, HRSA recently finalized regulations that, among other things, implement rules regarding civil monetary penalties for knowing and intentional overcharges of 340B covered entities by pharmaceutical manufacturers.

HRSA also issued proposed regulations to implement an administrative dispute resolution (ADR) process for certain disputes arising under the 340B program, including (1) claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers; and (2) claims by manufacturers, after a manufacturer has conducted an audit, that a covered entity has violated the prohibition on diversion to ineligible patients or duplicate discounts. The exact timing and content of final action on these matters is uncertain at this time. Depending on their final form, these actions could affect our obligations under the 340B program in ways that may have an adverse impact on our business.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties (through, for example, litigation or post grant review in the United States Patent and Trademark Office (USPTO) or European Patent Office (EPO)), a court or patent authority ruling on such challenge will ultimately determine, after all opportunities for appeal have been exhausted, that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents and settlement of certain of these challenges, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected in ways that are difficult to anticipate at this time under the provisions of the America Invents Act enacted in 2011. This law represents a significant change to the US patent system. Uncertainty exists in the application and interpretation of various aspects of the America Invents Act. For example, post grant review procedures have been implemented that potentially represent a significant threat to a company’s patent portfolio. Members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. Once instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. For example, on April 23, 2015, a party filed a petition to institute an Inter Partes Review (IPR) challenging the validity of our patent US 6,045,501 and three petitions challenging patent US 6,315,720. On October 27, 2015, the USPTO granted all four petitions. In addition, on May 7, 2015 another IPR was filed against our compound patent US 5,635,517 for lenalidomide, set to expire in 2019. On November 15, 2015, the USPTO rejected this challenge by denying the institution of the IPR procedure. For more information with respect to IPRs, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. A procedure similar to the IPR has existed in Europe for many years and we have defended our European patents in certain of those proceedings. For example, the validity of our patent EP 1 667 682 is currently the subject of an opposition proceeding before the EPO. We cannot predict whether any other Celgene patents will ever become the subject of a post grant review. If a significant product patent is successfully challenged in a post grant review proceeding it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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
Some of these companies have considerably greater financial, technical and marketing resources than we have, enabling them, among other things, to make greater research and development investments. We also experience competition in drug development from universities and other research institutions, and we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are developing could adversely affect our future revenues and profitability.

A decline in general economic conditions would adversely affect our results of operations.

Sales of our products are dependent, in large part, on third-party payers. As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. For information about amounts receivable from the government-owned or -controlled hospitals in European countries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur. For more information regarding settlement of certain legal proceedings, see Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Product liability claims could result in significant damage awards or settlements. Such claims can also be accompanied by consumer fraud claims or claims by third-party payers seeking reimbursement of the cost of our products. In addition, adverse determinations or settlements of product liability claims may result in suspension or withdrawal of a product marketing authorization or changes to our product labeling, including restrictions on therapeutic indications, inclusion of new contraindications, warnings or precautions, which would have a material adverse effect on sales of such product. We have historically purchased product liability coverage from third-party carriers for a portion of our potential liability. Such insurance has become increasingly difficult and costly to obtain. In this context and in light of the strength of our balance sheet we now self-insure these risks beginning in 2016. Product liability claims, regardless of their merits or ultimate outcome, are costly, divert management's attention, may harm our reputation and can impact the demand for our products. There can be no assurance that we will be able to recover under any existing third-party insurance policy or that such coverage will be adequate to fully cover all risks or damage awards or settlements. Additionally, if we are unable to meet our self-insurance obligations for claims that are more than we estimated or reserved for that require substantial expenditures, there could be a material adverse effect on our financial statements and results of operations.

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

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We utilize foreign currency forward contracts, a combination of foreign currency put and call options, and occasionally purchased put options, all of which are derivative instruments, to manage foreign currency risk. We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings and reduce exposures to foreign currency fluctuations of certain balance sheet items denominated in foreign currencies. The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations. See Note 5 of Notes to Consolidated Financial Statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in this Annual Report on Form 10-K.

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

The value allocated to certain of our assets could be substantially impaired due to a number of factors beyond our control. Also, if any of our strategic equity investments decline in value, we may be required to write down such investments. In addition, new or revised accounting standards, rules and interpretations could result in changes to the recognition of income and expense that may materially and adversely affect our financial results.

The price of our common stock may fluctuate significantly.

The market for our shares of common stock may fluctuate significantly. The following key factors may have an adverse impact on the market price of our common stock:

•	results of our clinical trials or adverse events associated with our marketed products;

•	fluctuations in our commercial and operating results;

•	announcements of technical or product developments by us or our competitors;

•	market conditions for pharmaceutical and biotechnology stocks in particular;

•	changes or anticipated changes in laws and governmental regulations, including changes in tax, healthcare, environmental, competition and patent laws;

•	new accounting pronouncements or regulatory rulings;

•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

•	patent or proprietary rights developments;

•	changes in pricing and third-party reimbursement policies for our products;

•	the outcome of litigation involving our products, processes or intellectual property;

•	the existence and outcome of governmental investigations and proceedings;

•	regulatory actions that may impact our products or potential products;

•	disruptions in our manufacturing processes or supply chain;

•	failure of our collaboration partners to successfully develop potential drug candidates;

•	competition; and

•	investor reaction to announcements regarding business or product acquisitions.
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

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown and unauthorized intrusion. We could also experience a business interruption, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue. We continuously monitor our data, information technology systems (and those of our third-party providers where appropriate) and our personnel's usage of these systems to reduce these risks and potential threats. However, cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems (or that of our third-party providers) that could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. (Abraxis) and in connection with our acquisition, contingent value rights (CVRs) were issued entitling each holder of a CVR to a pro rata portion of certain milestone and net sales payments if certain specified conditions are satisfied. In addition to the risks relating to our common stock, CVR holders are subject to additional risks, including:

•	an active public market for the CVRs may not continue to exist or the CVRs may trade at low volumes, both of which could have an adverse effect on the market price of the CVRs;

•	if the net sales targets specified in the CVR Agreement are not achieved within the time periods specified, no payment will be made and the CVRs will expire valueless;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

Location	Primary Usage	Approximate Square Feet
Summit, New Jersey (two locations)	Administration, marketing, research	1,880,000
Boudry, Switzerland	Manufacturing, administration and warehousing	269,000
Phoenix, Arizona	Manufacturing and warehousing	254,000
Zofingen, Switzerland	Manufacturing	8,100
We occupy the following facilities, located in the United States, under operating lease arrangements, none of which are individually material to us. Under these lease arrangements, we may be required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
San Diego, California	Research	268,300
Berkeley Heights, New Jersey	Office space	81,900
Cambridge, Massachusetts	Office space	83,000
Warren, New Jersey	Office space and research	73,500
San Francisco, California	Office space and research	55,800
Overland Park, Kansas	Office space	29,600
Seattle, Washington	Research	23,400
Los Angeles, California	Office space	9,800
Washington, D.C.	Office space	3,500
Dallas, Texas	Office space	3,000

We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2016, the non-cancelable lease terms for our operating leases expire at various dates between 2017 and 2025 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2016 was $55.3 million.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   MARKET INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low
2016:
Fourth Quarter	$127.00	$96.93
Third Quarter	117.90	98.25
Second Quarter	111.90	94.42
First Quarter	119.59	93.05
2015:
Fourth Quarter	$128.39	$105.67
Third Quarter	140.72	92.98
Second Quarter	121.47	106.45
First Quarter	129.06	109.46

	Cumulative Total Return
	12/11	12/12	12/13	12/14	12/15	12/16
Celgene Corporation	$100.00	$116.08	$249.95	$330.95	$354.32	$342.46
S&P 500	100.00	115.88	153.01	173.69	176.07	196.78
NASDAQ Composite	100.00	117.70	164.65	188.87	202.25	220.13
NASDAQ Biotechnology	100.00	132.72	220.22	295.88	330.71	260.12
* $100 Invested on 12/31/11 in Stock or Index – Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)   HOLDERS
The closing sales price per share of common stock on the NASDAQ Global Select Market on February 3, 2017 was $115.64. As of February 3, 2017, there were approximately 404 holders of record of our common stock.
(c)   DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock and have no present intention to pay a cash dividend on our common stock.
(d)   EQUITY COMPENSATION PLAN INFORMATION
We incorporate information regarding the securities authorized for issuance under our equity compensation plan into this section by reference from the section entitled "Equity Compensation Plan Information" to be included in the proxy statement for our 2017 Annual Meeting of Stockholders.
(e)   REPURCHASE OF EQUITY SECURITIES
From April 2009 through December 2016, our Board of Directors approved purchases of up to $20.500 billion of our common stock, including an approved increase of $3.000 billion in June 2016. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended December 31, 2016, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	1,351,779	$98.79	1,351,779	$4,731,308,099
November 1 - November 30	—	$—	—	$4,731,308,099
December 1 - December 31	—	$—	—	$4,731,308,099
	1,351,779	$98.79	1,351,779
During the three-month period ended December 31, 2016, we purchased 1.4 million shares of common stock under the share repurchase program at a cost of $133.5 million, excluding commissions. As of December 31, 2016, we had a remaining purchase authorization of $4.731 billion.
During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA
The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 and the Consolidated Balance Sheet data as of December 31, 2016 and 2015 are derived from our Consolidated Financial Statements which are included in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2013 and 2012 and the Consolidated Balance Sheet information as of December 31, 2014, 2013 and 2012 are derived from our Consolidated Financial Statements, which are not included in this Annual Report on Form 10-K (amounts in millions, except per share data).

	Years ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Income:
Total revenue	$11,229.2	$9,256.0	$7,670.4	$6,493.9	$5,506.7
Costs and operating expenses	8,062.6	7,001.4	5,151.4	4,685.0	3,760.3
Operating income	3,166.6	2,254.6	2,519.0	1,808.9	1,746.4
Interest and investment income, net	30.3	31.1	28.2	22.0	15.3
Interest (expense)	(500.1)	(310.6)	(176.1)	(91.6)	(63.2)
Other income (expense), net	(324.3)	48.4	(43.7)	(73.9)	(17.0)
Income before income taxes	2,372.5	2,023.5	2,327.4	1,665.4	1,681.5
Income tax provision	373.3	421.5	327.5	215.5	225.3
Net income	$1,999.2	$1,602.0	$1,999.9	$1,449.9	$1,456.2
Net income per share:[1]
Basic	$2.57	$2.02	$2.49	$1.75	$1.69
Diluted	$2.49	$1.94	$2.39	$1.68	$1.65
Weighted average shares:[1]
Basic	777.2	792.2	802.7	827.7	861.9
Diluted	803.3	824.9	836.0	860.6	881.6

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$7,969.7	$6,551.9	$7,546.7	$5,687.0	$3,900.3
Total assets[2]	28,085.6	26,964.4	17,291.2	13,343.5	11,712.4
Short-term borrowings and current portion of long-term debt	500.7	—	605.9	544.8	308.5
Long-term debt, net of discount[2]	13,788.5	14,161.4	6,216.8	4,161.8	2,749.4
Retained earnings	10,073.6	8,074.4	6,472.4	4,472.5	3,022.6
Total stockholders' equity	6,599.3	5,919.0	6,524.8	5,589.9	5,694.5
1 Adjusted to reflect the two-for-one common stock split effected in June 2014.
2 Total assets and Long-term debt, net of discount have been restated as of December 31, 2015, 2014, 2013 and 2012 to reflect the retroactive reclassification of debt issuance costs in accordance with ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs."

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

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®) and THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.). In addition, we earn revenue from other product sales and licensing arrangements.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, solid tumors, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma, lymphomas and myelodysplastic syndromes (MDS). In solid tumors, ABRAXANE® is currently in various stages of investigation for breast, pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease, ankylosing spondylitis, psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have phase III trials underway for ozanimod in relapsing multiple sclerosis (RMS) and ulcerative colitis (UC) and for GED-0301 (mongersen) in Crohn’s disease. In hematology, phase III trials are underway for CC-486 and luspatercept in MDS, for CC-486 and enasidenib in acute myeloid leukemia (AML) and for luspatercept in beta-thalassemia. In the fourth quarter of 2016, we submitted a new drug application (NDA) for enasidenib for the treatment of patients with relapsed or refractory AML with isocitrate dehydrogenase-2 (IDH2) mutation.

Beyond our phase III programs, we have access to a growing early-to-mid-stage pipeline of novel potential therapies to address significant unmet medical needs that consists of new drug candidates and cell therapies developed in-house, licensed from other companies or able to be optioned from collaboration partners. We believe that continued use of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, potential regulatory approvals of new products and new indications for existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in millions, except per share data):

				% Change
	Years Ended December 31,			2016 versus 2015	2015 versus 2014
	2016	2015	2014
Total revenue	$11,229.2	$9,256.0	$7,670.4	21.3%	20.7%
Net income	$1,999.2	$1,602.0	$1,999.9	24.8%	(19.9)%
Diluted earnings per share	$2.49	$1.94	$2.39	28.4%	(18.8)%

Revenue increased by $1.973 billion in 2016 compared to 2015 primarily due to the continued growth in sales of REVLIMID®, OTEZLA®, and POMALYST®/IMNOVID®. The $397.2 million increase in net income and $0.55 increase in diluted earnings per share in 2016 as compared to 2015 were primarily due to a higher level of net product sales and a $601.9 million reduction in collaboration-related expenses, partly offset by increases in other expenses, including $892.9 million of research and development asset acquisition expense associated with the purchases of EngMab AG (EngMab), Acetylon Pharmaceuticals, Inc. (Acetylon), and Triphase Research and Development I Corporation (Triphase), $345.3 million of increased impairment charges related to strategic equity investments, which included $272.2 million related to our equity investment in Juno Therapeutics, Inc. (Juno), an increase in selling, general and administrative expenses primarily due to a $198.5 million litigation-related loss contingency accrual expense, and an $83.1 million impairment charge related to the technology platform obtained in our 2012 acquisition of Avila Therapeutics, Inc. (Avila).

Results of Operations
Fiscal Years Ended December 31, 2016, 2015 and 2014
Total Revenue:    Total revenue and related percentages by product for the years ended December 31, 2016, 2015 and 2014 were as follows (dollar amounts in millions):

				% Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
Net product sales:
REVLIMID®	$6,973.6	$5,801.1	$4,980.0	20.2%	16.5%
POMALYST®/IMNOVID®	1,310.7	983.3	679.7	33.3%	44.7%
OTEZLA®	1,017.2	471.7	69.8	115.6%	N/M
ABRAXANE®	973.4	967.5	848.2	0.6%	14.1%
VIDAZA®	608.0	590.7	611.9	2.9%	(3.5)%
azacitidine for injection	66.0	83.9	78.2	(21.3)%	7.3%
THALOMID®	152.1	185.4	221.2	(18.0)%	(16.2)%
ISTODAX®	79.3	69.1	65.6	14.8%	5.3%
Other	4.3	8.4	9.2	(48.8)%	(8.7)%
Total net product sales	$11,184.6	$9,161.1	$7,563.8	22.1%	21.1%
Other revenue	44.6	94.9	106.6	(53.0)%	(11.0)%
Total revenue	$11,229.2	$9,256.0	$7,670.4	21.3%	20.7%
N/M - Not meaningful
The increase in total revenue of $1.973 billion in 2016 compared to 2015 reflected increases of $1.406 billion, or 25.1%, in the United States, and $567.7 million, or 15.5%, in international markets. The increase in total revenue of $1.586 billion in 2015 compared to 2014 reflected increases of $1.121 billion, or 25.0%, in the United States, and $464.4 million, or 14.6%, in international markets.
Net Product Sales: Total net product sales for 2016 increased by $2.024 billion, or 22.1%, to $11.185 billion compared to 2015. The increase was comprised of net volume increases of $1.680 billion and net price increases of $415.2 million, offset in part by a $71.2 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity. The increase in volume was driven by increased unit sales of REVLIMID®, OTEZLA®, and POMALYST®/IMNOVID®, partly offset by a decrease in unit sales of THALOMID® and ABRAXANE®. The price impact was primarily attributable to price increases in the U.S. market.
Total net product sales for 2015 increased by $1.597 billion, or 21.1%, to $9.161 billion compared to 2014. The increase was comprised of net volume increases of $1.467 billion and net price increases of $239.8 million, offset in part by a $109.4 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity. The increase in volume was driven by increased unit sales of REVLIMID®, OTEZLA®, POMALYST®/IMNOVID®, and ABRAXANE®, partly offset by a decrease in unit sales of THALOMID®. The price impact was primarily attributable to price increases in the U.S. market.
REVLIMID® net sales increased by $1.173 billion, or 20.2%, to $6.974 billion in 2016 compared to 2015, primarily due to increased unit sales in both U.S. and international markets and price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains. REVLIMID® launched in the U.S. and EU for the Newly Diagnosed Multiple Myeloma following approval in February 2015.
Net sales of REVLIMID® increased by $821.1 million, or 16.5%, to $5.801 billion in 2015 compared to 2014, primarily due to increased unit sales in both U.S. and international markets in addition to price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.
POMALYST®/IMNOVID® net sales increased by $327.4 million, or 33.3%, to $1.311 billion in 2016 compared to 2015, reflecting net sales of $777.5 million in the United States and $533.2 million in international markets. Increases in treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®. Achieving reimbursement in additional countries, notably in Japan, also continues to contribute to the growth of POMALYST®/IMNOVID® net sales in international markets.

Net sales of POMALYST®/IMNOVID® increased by $303.6 million, or 44.7%, to $983.3 million in 2015 compared to 2014, reflecting net sales of $591.8 million in the United States and $391.5 million in international markets. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales of POMALYST®/IMNOVID®.

OTEZLA® net sales increased by $545.5 million to $1.017 billion in 2016 compared to 2015, reflecting net sales of $904.4 million in the United States and $112.8 million in international markets. 2016 was the second full year on the market in the U.S. Growth in the U.S. reflects increased market share and expanding accessibility to patients. Sales in international markets continued to expand during 2016, with growing sales in early launch countries in Europe and additional international approvals.

Net sales of OTEZLA® increased by $401.9 million to $471.7 million in 2015 compared to 2014, reflecting net sales of $440.0 million in the United States and $31.7 million in international markets. OTEZLA® net sales were $69.8 million for 2014, primarily from sales in the United States. OTEZLA® was approved by the U.S. Food and Drug Administration (FDA) in March 2014 for the treatment of adult patients with active psoriatic arthritis and in September 2014 for the treatment of patients with moderate to severe plaque psoriasis who are candidates for phototherapy or systemic therapy. OTEZLA® was approved for plaque psoriasis and psoriatic arthritis in the EU in January 2015. Launch activities for OTEZLA® commenced in March 2014 and we began recognizing revenue related to OTEZLA® during the second quarter of 2014.

ABRAXANE® net sales increased by $5.9 million, or 0.6% to $973.4 million in 2016 compared to 2015. U.S. sales of $633.8 million and international sales of $339.6 million decreased 3.0 percent and increased 8.2 percent, respectively. The increase in international sales was primarily due to increased unit sales, which were partially offset by price decreases. The decrease in U.S. sales was due to volume decreases partly offset by price increases. The decrease in U.S. sales reflects the increased competition in breast cancer and lung cancer indications from new market entrants.

Net sales of ABRAXANE® increased by $119.3 million, or 14.1%, to $967.5 million in 2015 compared to 2014, primarily due to increased unit volumes in both the U.S. and international markets reflecting increased acceptance of the product for the treatment of both metastatic adenocarcinoma of the pancreas and non-small cell lung cancer (NSCLC). ABRAXANE® was approved for the treatment of locally advanced or metastatic NSCLC, as first-line treatment in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy in the European Union in March 2015.

VIDAZA® net sales increased by $17.3 million, or 2.9%, to $608.0 million in 2016 compared to 2015, primarily due to a $26.6 million increase in international markets resulting from increased unit sales which were partly offset by price decreases in international markets and both volume and price decreases in the U.S. market.
Net sales of VIDAZA® decreased by $21.2 million, or 3.5%, to $590.7 million in 2015 compared to 2014, primarily due to a $21.6 million decrease in U.S. sales resulting from the September 2013 introduction of a generic version of VIDAZA® by a competitor, which was partly offset by volume increases in international markets.
Azacitidine for injection net sales decreased by $17.9 million, or 21.3%, to $66.0 million in 2016 compared to 2015, primarily due to price decreases partially offset by an increase in unit volumes. Azacitidine for injection is a generic version of VIDAZA® supplied by us to Sandoz AG (Sandoz).

Azacitidine for injection net sales increased by $5.7 million, or 7.3%, to $83.9 million in 2015 compared to 2014, primarily due to increased unit sales to Sandoz, which were partly offset by price decreases.

THALOMID® net sales decreased by $33.3 million, or 18.0%, to $152.1 million in 2016 compared to 2015, primarily resulting from lower unit volumes in the U.S.

Net sales of THALOMID® decreased by $35.8 million, or 16.2%, to $185.4 million for 2015 compared to 2014, primarily resulting from lower unit volumes and price decreases in both U.S. and international markets.

ISTODAX® net sales increased by $10.2 million, or 14.8%, to $79.3 million for 2016 compared to 2015, primarily due to an increase in unit volume as well as price increases.
Net sales of ISTODAX® increased by $3.5 million, or 5.3%, to $69.1 million in 2015 compared to 2014, primarily due to an increase in unit sales.

The "other" net product sales category, which includes sales of FOCALIN®, decreased by $4.1 million, to $4.3 million in 2016 compared to 2015. The "other" net product sales category decreased by $0.8 million to $8.4 million in 2015 compared to 2014.
Other Revenue: Other revenue decreased by $50.3 million to $44.6 million for 2016 compared to 2015 primarily due to a $36.0 million decrease in royalty revenue from Novartis AG (Novartis) based upon its sales of both RITALIN® and FOCALIN XR®, both of which have been negatively impacted by generic competition in certain markets and we expect that trend to continue in 2017. Generic competition entered the market in the United States for certain strengths of FOCALIN XR in the fourth quarter of 2013.

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

REVLIMID®, POMALYST® and THALOMID® are distributed in the United States primarily through contracted pharmacies under the REVLIMID Risk Evaluation and Mitigation Strategy (REMS), POMALYST REMS® and THALOMID REMS® programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®, POMALYST® and THALOMID®. Internationally, REVLIMID®, THALOMID®/Thalidomide Celgene® and IMNOVID® are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. OTEZLA®, ABRAXANE®, ISTODAX® and VIDAZA® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene®.

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. As noted above, REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene® are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity.

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

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	Sales Returns	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2013	$15.5	$12.1	$134.1	$83.2	$244.9
Allowances for sales during prior periods	(5.4)	—	(7.1)	(8.4)	(20.9)
Allowances for sales during 2014	7.9	87.9	293.1	382.9	771.8
Credits/deductions issued for prior year sales	(4.1)	(8.8)	(78.8)	(43.3)	(135.0)
Credits/deductions issued for sales during 2014	(3.7)	(79.7)	(202.8)	(320.0)	(606.2)
Balance at December 31, 2014	$10.2	$11.5	$138.5	$94.4	$254.6
Allowances for sales during prior periods	1.0	—	(5.1)	(3.0)	(7.1)
Allowances for sales during 2015	15.3	111.7	423.5	541.6	1,092.1
Credits/deductions issued for prior year sales	(3.9)	(8.2)	(77.7)	(50.6)	(140.4)
Credits/deductions issued for sales during 2015	(5.2)	(102.8)	(254.1)	(440.7)	(802.8)
Balance at December 31, 2015	$17.4	$12.2	$225.1	$141.7	$396.4
Allowances for sales during prior periods	(6.6)	—	19.9	(13.4)	(0.1)
Allowances for sales during 2016	17.3	153.5	667.8	763.8	1,602.4
Credits/deductions issued for prior year sales	(6.6)	(10.4)	(174.9)	(56.0)	(247.9)
Credits/deductions issued for sales during 2016	(3.8)	(139.4)	(366.7)	(646.3)	(1,156.2)
Balance at December 31, 2016	$17.7	$15.9	$371.2	$189.8	$594.6
A comparison of provisions for allowances for sales within each of the four categories noted above for 2016 and 2015 follows:
2016 compared to 2015: Provisions for sales returns decreased by $5.6 million in 2016 compared to 2015, primarily due to the ABRAXANE® allowances for sales returns being $5.0 million higher in 2015 than in 2016 due to an increase in inventory levels held by certain distributors in 2015. Provisions for sales returns also decreased by $1.0 million each for both REVLIMID® and ISTODAX®. These reductions were partially offset by a $1.5 million increase in the returns allowance for OTEZLA® in 2016 primarily related to returns of product that had reached their expiration dates.

Discount provisions increased by $41.8 million in 2016 compared to 2015, primarily due to increased sales volumes. The $41.8 million increase consisted of a $37.7 million increase in the United States and a $4.1 million increase related to international markets. The U.S. increases included increases of $21.0 million for cash discounts related to REVLIMID®, $12.8 million related to OTEZLA® and $4.3 million related to POMALYST®.

Government rebate provisions increased by $269.3 million in 2016 compared to 2015, primarily due to a $120.8 million increase in international government rebates. The increase in international government rebates was primarily driven by higher sales volumes for our primary products in Europe and increased international rebate rates, as well as an adjustment of our accrual to reflect higher rebate rates for IMNOVID® in France. The increase in the allowance for sales of IMNOVID® in France related to prior periods was $15.1 million and the increase for sales of IMNOVID® in the current year due to higher rebate rates in France was $23.2 million. The $148.5 million increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $107.7 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $40.8 million due to an increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $211.8 million in 2016 compared to 2015. Chargebacks increased by approximately $140.4 million and distributor service fees increased by approximately $71.4 million. The chargeback increases were primarily due to higher sales volumes, including an $11.4 million increase related to the TRICARE program driven by higher sales volume and increased rebate rates. The distributor service fee increase was primarily attributable to OTEZLA®, which accounted for $64.1 million of the increase in distributor service fees.

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

Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold and related percentages for the years ended December 31, 2016, 2015 and 2014 were as follows (dollar amounts in millions):

	2016	2015	2014
Cost of goods sold (excluding amortization of acquired intangible assets)	$438.0	$420.1	$385.9
Increase from prior year	$17.9	$34.2	$45.5
Percent increase from prior year	4.3%	8.9%	13.4%
Percent of net product sales	3.9%	4.6%	5.1%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $17.9 million to $438.0 million in 2016 compared to 2015. The increase was primarily due to the higher level of net product sales. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 3.9% for 2016 compared to 4.6% for 2015, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE® and azacitidine for injection, which have higher cost, made up a lower percentage of net product sales.

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $34.2 million to $420.1 million in 2015 compared to 2014. The increase was primarily due to the higher level of net product sales. The changing mix of product sales toward lower cost products that was seen in 2016 compared to 2015 also occurred in 2015 compared to 2014. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 4.6% for 2015 compared to 5.1% for 2014, primarily due to OTEZLA® and POMALYST®, which have lower cost, making up a higher percentage of net product sales, while sales of ABRAXANE® and azacitidine for injection, which have higher cost, made up a lower percentage of net product sales.

Research and Development:    Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies, upfront and milestone payments resulting from collaboration arrangements and expenses for research and development asset acquisitions.

Research and development expenses and related percentages for the years ended December 31, 2016, 2015 and 2014 were as follows (dollar amounts in millions):

	2016	2015	2014
Research and development	$4,470.1	$3,697.3	$2,430.6
Increase from prior year	$772.8	$1,266.7	$204.4
Percent increase from prior year	20.9%	52.1%	9.2%
Percent of total revenue	39.8%	39.9%	31.7%

Research and development expenses increased by $772.8 million to $4.470 billion in 2016, compared to 2015. The increase was primarily due to $892.9 million of research and development asset acquisition expense associated with the purchases of EngMab, Acetylon, and Triphase as well as increases in activity in support of our early- to mid-stage product pipeline, partially offset by decreases in expenses related to collaboration arrangements. See Note 2 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to our purchases of EngMab, Acetylon, and Triphase.

Research and development expenses increased by $1.267 billion to $3.697 billion in 2015 compared to 2014. The increase was primarily due to a $1.024 billion increase in expenses related to collaboration arrangements.

The following table provides a breakdown of research and development expenses (in millions):

				Increase (Decrease)
	2016	2015	2014	2016 versus 2015	2015 versus 2014
Human pharmaceutical clinical programs	$1,113.1	$1,005.0	$837.0	$108.1	$168.0
Other pharmaceutical programs	823.4	755.2	640.9	68.2	114.3
Drug discovery and development	690.4	384.4	291.4	306.0	93.0
Cellular therapy	23.1	23.6	27.0	(0.5)	(3.4)
Collaboration arrangements	927.2	1,529.1	505.1	(601.9)	1,024.0
Research and development asset acquisitions	892.9	—	—	892.9	—
IPR&D impairment	—	—	129.2	—	(129.2)
Total	$4,470.1	$3,697.3	$2,430.6	$772.8	$1,266.7

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended December 31, 2016, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Regulatory approval requests in major markets:

Product	Disease Indication	Major Market	Regulatory Agency	Action
enasidenib	Relapsed or refractory acute myeloid leukemia with isocitrate dehydrogenase-2 (IDH2) mutation	U.S.	FDA	Q4 2016 (submitted)

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
REVLIMID®	NDMM post-ASCT maintenance	EU	CHMP[1]	Positive Opinion
OTEZLA®	Psoriasis, Psoriatic arthritis	Japan	PMDA[2]	Approval
1 European Medicines Agency’s Committee for Medicinal Products for Human Use
2 Pharmaceuticals and Medical Devices Agency

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

Selling, general and administrative expenses and related percentages for the years ended December 31, 2016, 2015 and 2014 were as follows (dollar amounts in millions):

	2016	2015	2014
Selling, general and administrative	$2,657.7	$2,305.4	$2,027.9
Increase from prior year	$352.3	$277.5	$343.4
Percent increase from prior year	15.3%	13.7%	20.4%
Percent of total revenue	23.7%	24.9%	26.4%

Selling, general and administrative expenses increased by $352.3 million to $2.658 billion for 2016 compared to 2015. The increase was primarily due to a $198.5 million litigation-related loss contingency accrual expense, and an $89.1 million increase in selling and marketing activities. See Note 18 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to the litigation-related loss contingency accrual expense.

Selling, general and administrative expenses increased by $277.5 million to $2.305 billion in 2015 compared to 2014. The increase was primarily due to increases in expenses associated with our growing organization to support inflammation and immunology products and product candidates, such as OTEZLA® as well as increases in selling and marketing activities related to recently approved indications for REVLIMID®, OTEZLA® and POMALYST®/IMNOVID®.

Amortization of Acquired Intangible Assets: Amortization of intangible assets acquired as a result of business combinations is summarized below for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Avila	$139.4	$47.3	$47.3
Abraxis	151.6	151.8	155.5
Gloucester	91.5	61.5	51.5
Pharmion	4.0	4.0	4.0
Quanticel	72.5	14.4	—
Total amortization	$459.0	$279.0	$258.3
Increase (decrease) from prior year	$180.0	$20.7	$(4.5)

Amortization of acquired intangible assets increased by $180.0 million to $459.0 million in 2016 compared to 2015. The increase in amortization expense primarily related to an $83.1 million impairment charge as well as $18.4 million of accelerated amortization expense, both related to the technology platform obtained in the Avila acquisition, amortization of the technology platform acquired in the October 2015 acquisition of Quanticel Pharmaceuticals, Inc. (Quanticel), and a reduction in the estimated useful lives of intangible assets obtained in the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester) following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018.

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

Acquisition Related Charges and Restructuring, net: Acquisition related charges and restructuring, net is summarized below for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Acquisition related charges, net	$21.4	$289.7	$48.7
Restructuring charges, net	16.4	9.9	—
Total	$37.8	$299.6	$48.7
Increase (decrease) from prior year	$(261.8)	$250.9	$(122.4)

Acquisition related charges and restructuring, net decreased by $261.8 million to $37.8 million in 2016 compared to 2015. The decrease in the net expense for the current year period compared to the prior year period was primarily due to a $296.7 million reduction in costs related to the acquisition of Receptos which occurred in August 2015 and a $61.3 million increase in the benefit recorded for adjustments to contingent consideration issued as part of the acquisition of Avila related to adjustments made to estimates of probability and timing of future potential milestone payments payable to the former shareholders of Avila. These benefits were partly offset by a $77.1 million reduction in benefit recorded for fair value adjustments to our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis BioScience, Inc. (Abraxis), an $8.1 million increase in expense related to our contingent liabilities for the Quanticel acquisition, and a $6.5 million increase in restructuring charges in the current year period related to our relocation of certain operations into our two Summit, NJ locations as well as costs associated with certain headcount reductions.
Acquisition related charges and restructuring, net increased by $250.9 million to $299.6 million in 2015 compared to $48.7 million in 2014. The increase was due to $296.8 million in costs related to the acquisition of Receptos in August 2015, a $28.3 million increase in expense in the current year period related to our contingent liabilities for the Nogra Pharma Limited (Nogra) acquisition, which was acquired in the second quarter of 2014, a $18.7 million reduction in the benefit recorded in the current year period for our contingent liabilities related to the Avila acquisition compared to the prior year period, and $9.9 million of restructuring charges related to our relocation of certain operations into our two Summit, NJ locations as well as costs associated with certain headcount reductions. These increases in expense were partly offset by a $102.6 million reduction in expense in the current year period related to reductions in the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis in 2010.

Interest and Investment Income, Net: Interest and investment income, net is summarized below for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in millions):

	2016	2015	2014
Interest and investment income, net	$30.3	$31.1	$28.2
Increase (decrease) from prior year	$(0.8)	$2.9	$6.2
Percentage increase (decrease) from prior year	(2.6)%	10.3%	28.2%

Interest and investment income, net which includes the net income associated with our investments in available-for-sale marketable securities, decreased by $0.8 million to $30.3 million in 2016 compared to 2015.

Interest and investment income, net increased by $2.9 million to $31.1 million in 2015 compared to 2014 primarily due to lower losses on the sale of marketable securities in 2015 compared to the prior year.
Interest Expense:    Interest expense is summarized below for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in millions):

	2016	2015	2014
Interest expense	$500.1	$310.6	$176.1
Increase from prior year	$189.5	$134.5	$84.5
Percentage increase from prior year	61.0%	76.4%	92.2%

Interest expense increased by $189.5 million to $500.1 million for 2016 compared to 2015 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015. For more information related to our debt issuances, see “Liquidity and Capital Resources” and Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Interest expense increased by $134.5 million to $310.6 million in 2015 compared to 2014 primarily due to interest expense associated with the issuance of $8.000 billion of senior notes in August 2015 and $2.500 billion in May 2014.
Other Income (Expense), Net:    Other income (expense), net is summarized below for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Foreign exchange gains (losses), including foreign exchange derivative instruments not designated as hedging instruments	$(2.3)	$(11.7)	$(9.5)
Fair value adjustments of forward point amounts	17.1	23.0	(18.0)
Celgene puts sold	7.6	(9.9)	11.6
Premium paid on equity investment	(6.0)	—	(9.7)
Milestones received	—	12.0	—
Impairment charges	(394.3)	(49.0)	(4.0)
Gain on sale of equity investment in Flexus Bioscienses, Inc.	7.1	85.9	—
Gain on sale of LifebankUSA business	37.5	—	—
Other	9.0	(1.9)	(14.1)
Total other income (expense), net	$(324.3)	$48.4	$(43.7)
Increase (decrease) from prior year	$(372.7)	$92.1	$30.2

Other income (expense), net was a net expense of $324.3 million for 2016 and a net income of $48.4 million for 2015. The $372.7 million increase in net expense was primarily due to increased impairment charges recorded in the 2016 period related to certain equity investments and a gain on the sale of our equity investment in Flexus that was recorded in 2015, partly offset by a gain on the sale of our LifebankUSA business and a gain on Celgene puts sold.

Other income (expense), net was a net income of $48.4 million for 2015 and a net expense of $43.7 million for 2014. The $92.1 million increase in net income was primarily due to a gain on the sale of our equity investment in Flexus and currency fluctuations, partly offset by higher impairment charges incurred in 2015 when compared to 2014.

Income Tax Provision:  The income tax provision decreased by $48.2 million to $373.3 million in 2016 compared to 2015 as a result of a decrease in the effective tax rate, partially offset by an increase in income before taxes. The effective tax rate for 2016 is 15.7%. Our effective tax rate is a function of the distribution of our pre-tax income among the many jurisdictions in which we operate. Our pre-tax income is earned and taxed in either the U.S. at a statutory tax rate of 35%, or outside the U.S. at significantly lower statutory tax rates. The differences in tax rates between jurisdictions can significantly impact our effective tax rate as our business changes and pre-tax earnings shift from year to year. The effective tax rate for 2015 was 20.8%. The 5.1 percentage point decrease in our effective tax rate in 2016 compared to 2015 is primarily the result of tax benefits related to a loss on our investment in Avila, offset by a non-deductible pre-tax charge related to our acquisition of Acetylon and non-recurring charges to tax expense recorded in 2015 related to both the global mix of funding sources for payments to collaboration partners, primarily the initiation of our collaborations with AstraZeneca PLC (AstraZeneca) and Juno, and an increase in the valuation allowance for certain deferred tax assets obtained in our acquisition of Receptos, Inc. (Receptos).

The income tax provision increased by $94.0 million to $421.5 million in 2015 compared to 2014 primarily as a result of an increase in the effective tax rate, partially offset by a decrease in income before taxes. The effective tax rate for 2015 was 20.8%. The effective tax rate for 2014 was 14.1%. The 6.7 percentage point increase in our effective tax rate in 2015 compared to 2014 was primarily the result of an increase in tax expense related to the global mix of funding sources for payments to collaboration partners, primarily the initiation of our collaborations with AstraZeneca and Juno, and an increase in the valuation allowance for certain deferred tax assets obtained in our acquisition of Receptos, partially offset by a non-recurring tax expense recorded in 2014 related to the launch of new products.

Accounting Standards Update No. 2016-09, "Compensation-Stock Compensation" (ASU 2016-09) changes several aspects of the accounting for share-based payment transactions including requiring all excess tax benefits and tax deficiencies to be recognized in the income tax provision. The new standard will be effective for us on January 1, 2017. We anticipate that the new standard will have a favorable impact on our effective tax rate in 2017. The amount of the reduction to our effective tax rate will depend upon future movements in our share price as well as the magnitude of stock award exercises, which are both difficult to estimate. See Note 1 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information related to this accounting standard update.

In addition to our future adoption of ASU 2016-09, our future effective tax rate can be materially impacted by shifts in the distribution of our pre-tax income among the jurisdictions where we operate, as well as payments to collaboration partners, acquisitions, divestitures, changes in tax laws, audit settlements, and many other factors which are difficult to forecast.

Net Income: Net income and per common share amounts for the years ended December 31, 2016, 2015 and 2014 were as follows (dollar amounts in millions, except per share data):

	2016	2015	2014
Net income	$1,999.2	$1,602.0	$1,999.9
Per common share amounts:
Basic	$2.57	$2.02	$2.49
Diluted	$2.49	$1.94	$2.39
Weighted average shares:
Basic	777.2	792.2	802.7
Diluted	803.3	824.9	836.0

The $397.2 million increase in net income to $1.999 billion in 2016 compared to 2015 was primarily due to a higher level of net product sales and a $601.9 million reduction in collaboration-related expenses, partly offset by increases in other expenses, including $892.9 million of research and development asset acquisition expense associated with the purchases of EngMab, Acetylon and Triphase, $345.3 million of increased impairment charges related to strategic equity investments, which included $272.2 million related to our equity investment in Juno, an increase in selling, general and administrative expenses primarily due to a $198.5 million litigation-related loss contingency accrual expense, and an $83.1 million impairment charge related to the technology platform obtained in our 2012 acquisition of Avila.

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

Liquidity and Capital Resources
The following table summarizes the components of our financial condition for the years ended December 31, 2016, 2015 and 2014 (in millions):

				Increase (Decrease)
	2016	2015	2014	2016 versus 2015	2015 versus 2014
Financial assets:
Cash and cash equivalents	$6,169.9	$4,880.3	$4,121.6	$1,289.6	$758.7
Marketable securities available-for-sale	1,799.8	1,671.6	3,425.1	128.2	(1,753.5)
Total financial assets	$7,969.7	$6,551.9	$7,546.7	$1,417.8	$(994.8)
Debt:
Short-term borrowings and current portion of long-term debt	$500.7	$—	$605.9	$500.7	$(605.9)
Long-term debt, net of discount	13,788.5	14,161.4	6,216.8	(372.9)	7,944.6
Total debt	$14,289.2	$14,161.4	$6,822.7	$127.8	$7,338.7
Working capital[1]	$7,963.4	$7,492.6	$7,617.2	$470.8	$(124.6)

1
Includes cash, cash equivalents and marketable securities available-for-sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings and current portion of long-term debt, accounts payable, accrued expenses and other current liabilities, and income taxes payable.

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally.  As of December 31, 2016, we held approximately $6.113 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900.0 million of our foreign earnings, included in the $6.113 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of December 31, 2016 and December 31, 2015 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: In June 2016, our Board of Directors approved an increase of $3.000 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $20.500 billion of our common stock of which we have approximately $4.731 billion remaining for future share repurchases. During 2016, we used $2.160 billion for repurchases of our common stock, measured on a settlement date basis.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, repurchase agreements, time deposits, U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available-for-sale. The $1.418 billion increase in cash, cash equivalents and marketable securities available for sale at December 31, 2016 compared to 2015 was primarily due to $3.976 billion of net cash from operating activities, partially offset by $2.160 billion of payments under our share repurchase program and $562.5 million of net unrealized holding losses on marketable securities available-for-sale.

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

Accounts Receivable, Net: Accounts receivable, net increased by $199.7 million to $1.621 billion at December 31, 2016 compared to December 31, 2015. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt situation in certain European countries and associated impacts on the financial markets and our business. Our current business model in these markets is typically to sell our products directly to principally government owned or controlled hospitals, which in turn directly deliver critical care to patients. Our products are used to treat life-threatening diseases and we believe this business model enables timely delivery and adequate supply of products. Many of the outstanding receivable balances are related to government-funded hospitals and we believe the receivable balances are ultimately collectible. Similarly, we believe that future sales to these customers will continue to be collectible.

Inventory: Inventory balances increased by $54.5 million to $497.9 million at the end of 2016 compared to 2015. The increase was primarily due to an increase in ABRAXANE® raw materials.

Other Current Assets: Other current assets decreased by $205.4 million to $779.3 million at the end of 2016 compared to 2015 due to a $47.7 million decrease in the fair value of derivative instruments recorded as Other current assets, a $115.5 million decrease in prepaid taxes and a $42.2 million net decrease in other accounts.

Commercial Paper: We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. In April 2016 our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.000 billion. As of December 31, 2016, we had available capacity to issue up to $2.000 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.000 billion which was increased from $1.750 billion in April 2016 and extended from April 17, 2020 to April 17, 2021. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At December 31, 2016, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of December 31, 2016.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased by $473.6 million to $2.362 billion at the end of 2016 compared to 2015. The increase was primarily due to increases of $194.5 million for sales adjustment accruals, $198.5 million for a litigation-related loss contingency accrual, $86.7 million for clinical trial and research and development expense accruals and $60.4 million for compensation-related accruals and $99.5 million of net other increases. These increases were partially offset by decreases of $103.5 million related to collaboration agreement accruals and $62.5 million of contingent consideration related accruals.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $117.6 million to $461.6 million at the end of 2016 compared to 2015, primarily from the current provision for income taxes of $717.3 million and net deferred intercompany credits of $21.9 million, offset by income tax payments of $373.0 million, tax benefits of share-based compensation of $186.2 million and a decrease in refundable income taxes of $65.6 million.

Senior Notes: We have an aggregate of $14.250 billion principal amount of senior notes outstanding with varying maturity dates from 2017 through 2045, with $500.0 million maturing in August 2017.

Cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

				Increase (Decrease)
	2016	2015	2014	2016 versus 2015	2015 versus 2014
Net cash provided by operating activities	$3,976.3	$2,483.9	$2,806.3	$1,492.4	$(322.4)
Net cash used in investing activities	$(1,002.2)	$(6,259.0)	$(1,438.0)	$5,256.8	$(4,821.0)
Net cash (used in) provided by financing activities	$(1,645.6)	$4,584.5	$(417.4)	$(6,230.1)	$5,001.9

Operating Activities: Net cash provided by operating activities increased by $1.492 billion to $3.976 billion in 2016 compared to 2015. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of $397.2 million in 2016 compared to 2015, which included a $493.5 million net increase in adjustments to reconcile net income to net cash provided by operating activities for items such as impairment charges, derivative activities, changes in deferred income taxes and amortization expenses compared to 2015. Derivative activities during 2016 included cash receipts of $195.6 million related to the settlement of interest rate swap contracts that had been designated as fair value hedges of certain of our fixed rate notes. Increases in net cash provided by operating activities were also driven by a $420.4 million increase in change in other operating assets primarily attributable to a $297.6 million decrease in prepaid taxes and a $91.9 million increase in change in accounts payable and other operating liabilities primarily attributable to an increase of $198.5 million of accrued expenses related to a litigation-related loss contingency accrual as well as other balance sheet fluctuations.

Net cash provided by operating activities decreased by $322.4 million to $2.484 billion in 2015 compared to 2014 primarily attributable to a decrease in net income of $397.9 million in 2015 compared to 2014 driven by increased research and development collaboration related expenses.

Investing Activities: Net cash used in investing activities decreased by $5.257 billion in 2016 compared to 2015. The decrease in net cash used in investing activities was primarily the result of the purchases of Receptos and Quanticel in 2015 without a corresponding purchase in 2016, resulting in a cash usage of $7.695 billion during 2015, partially offset by a decrease in cash provided by net purchases and sales of marketable securities available for sale. Net purchases of marketable securities available for sale during 2016 amounted to a net cash usage of $647.7 million during 2016 compared to net cash proceeds of $1.910 billion from net sales of marketable securities available for sale during 2015.

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

Financing Activities: Net cash used in financing activities was $1.646 billion in 2016 compared to net cash provided by financing activities of $4.585 billion in 2015. The decrease in net cash provided by financing activities was primarily attributable to the 2015 issuance of long-term debt which provided $7.913 billion.

Net cash provided by financing activities increased by $5.002 billion in 2015 compared to 2014. The increase in net cash provided by financing activities was primarily attributable to the $5.443 billion increase in proceeds from the issuance of long-term debt partially offset by the $513.9 million re-payment of long-term debt.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2016 (in millions):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Senior notes[1]	$1,024.7	$2,900.0	$2,884.1	$14,666.7	$21,475.5
Operating leases	55.4	74.4	48.4	35.2	213.4
Other contract commitments	172.9	65.3	—	—	238.2
Total	$1,253.0	$3,039.7	$2,932.5	$14,701.9	$21,927.1

[1]	The senior note obligation amounts include future principal and interest payments for both current and non-current obligations.

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

Operating Leases: We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for operating leases expire at various dates between 2017 and 2025 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2. "Properties" of this Annual Report on Form 10-K.

Other Contract Commitments: Other contract commitments of $238.2 million as of December 31, 2016 primarily included $172.2 million in contractual obligations related to product supply contracts. In addition, we have committed to invest an aggregate $66.0 million in investment funds, which are callable at any time.

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration agreements with third parties and have acquired research and development assets from third parties with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development, regulatory approval and sales-based milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets at December 31, 2016 and 2015 contained in this Annual Report on Form 10-K. Potential milestone payments (not including potential royalty payments) total approximately $8.568 billion, including approximately $4.006 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $4.562 billion in sales-based milestones. For additional information about our collaboration arrangements and acquisitions of research and development assets, see Note 17 and Note 2, respectively, of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Gross to Net Sales Accruals: We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene® are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity.

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

Manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-

sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2016, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

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

Accounting for Long-Term Incentive Plans:  We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. At December 31, 2016, we had recorded liabilities for three separate three-year performance cycles running concurrently and ending December 31, 2016, 2017 and 2018. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share (as defined in the LTIP); 37.5% on total non-GAAP revenue (as defined in the LTIP); and 25% on relative total shareholder return, which is a measurement of our stock price performance during the applicable three-year period compared with a group of other companies in the biopharmaceutical industry.

Threshold, target and maximum cash payout levels are calculated as a percentage between 0% to 200% of each participant’s base salary at the time the LTIP was approved by the Compensation Committee. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. Share-based payout levels are calculated using the cash-based threshold, target and maximum levels, divided by the average closing price of Celgene stock for the 30 trading days prior to the commencement of each performance cycle. Therefore, final share-based award values are reflective of the stock price at the end of the measurement period. The Compensation Committee may determine that payments made in common stock are restricted from trading for a period of time. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control.

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

Valuation of Goodwill, Acquired Intangible Assets, Other Assets and In-Process Research and Development (IPR&D): We have recorded goodwill, acquired intangible assets and IPR&D through acquisitions accounted for as business combinations. When identifiable intangible assets, including in-process research and development and technology platforms are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2016, our market risk sensitive instruments consisted of marketable securities available-for-sale, our long-term debt and certain derivative contracts.

Marketable Securities Available-for-Sale:  At December 31, 2016, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities, time deposits with original maturities of greater than three months and marketable equity securities. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of December 31, 2016, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities, excluding time deposits, classified as marketable securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$218.5	$314.0	$10.6	$543.1
Fair value	$219.1	$314.9	$10.7	$544.7
Weighted average interest rate	1.3%	1.6%	2.6%	1.5%

Debt Obligations

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowing as of December 31, 2016 or December 31, 2015. The carrying value of the current portion of long-term debt outstanding at December 31, 2016 and December 31, 2015 includes (in millions):

	2016	2015
1.900% senior notes due 2017	$500.7	$—

Long-Term Debt:   Our outstanding senior notes with maturity dates in excess of one year after December 31, 2016 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of December 31, 2016 are summarized below (in millions):

	Principal Amount	Carrying Value
2.125% senior notes due 2018	$1,000.0	$997.9
2.300% senior notes due 2018	400.0	401.9
2.250% senior notes due 2019	500.0	509.3
2.875% senior notes due 2020	1,500.0	1,492.7
3.950% senior notes due 2020	500.0	518.5
3.250% senior notes due 2022	1,000.0	1,053.5
3.550% senior notes due 2022	1,000.0	993.5
4.000% senior notes due 2023	700.0	743.5
3.625% senior notes due 2024	1,000.0	1,001.0
3.875% senior notes due 2025	2,500.0	2,475.3
5.700% senior notes due 2040	250.0	247.2
5.250% senior notes due 2043	400.0	392.9
4.625% senior notes due 2044	1,000.0	986.9
5.000% senior notes due 2045	2,000.0	1,974.4
Total long-term debt	$13,750.0	$13,788.5

At December 31, 2016, the fair value of our senior notes outstanding was $14.572 billion.

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

Through our revenue hedging program, we endeavor to reduce the impact of possible unfavorable changes in foreign exchange rates on our future U.S. Dollar cash flows that are derived from foreign currency denominated sales. To achieve this objective, we hedge a portion of our forecasted foreign currency denominated sales that are expected to occur in the foreseeable future, typically within the next three years, with a maximum of five years. We manage our anticipated transaction exposure principally with foreign currency forward contracts, a combination of foreign currency put and call options, and occasionally purchased foreign currency put options.

Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2016 and December 31, 2015 had settlement dates within 31 months and 36 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transaction affects earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2016 and December 31, 2015 (in millions):

	Notional Amount
Foreign Currency:	2016	2015
Australian Dollar	$48.7	$45.1
British Pound	199.0	289.3
Canadian Dollar	192.5	135.9
Euro	1,811.9	2,934.3
Japanese Yen	597.4	510.4
Total	$2,849.5	$3,915.0

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2016, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2016 and December 31, 2015 were $933.8 million and $920.0 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2016 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $336.8 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding at December 31, 2016 and December 31, 2015 had settlement dates within 48 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.

Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at December 31, 2016 and December 31, 2015:

	Notional Amount[1]
	2016	2015
Foreign currency option contracts designated as hedging activity:
Purchased Put	$1,790.1	$641.5
Written Call	$2,009.4	$690.0
1 U.S. dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $386.8 million at December 31, 2016 and settlement dates within 24 months.
Assuming that the December 31, 2016 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $153.4 million if the U.S. Dollar were to strengthen and decrease by approximately $139.0 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

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

During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional amount of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated OCI was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. At December 31, 2016 and December 31, 2015, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	December 31, 2016	December 31, 2015
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500.0	$200.0
Forward starting swaps with effective dates in 2018	$500.0	$—

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2016 would have increased the fair value of our contracts by $80.2 million. A one percentage point decrease at December 31, 2016 would have decreased the aggregate fair value of our contracts by $90.4 million.

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

We had entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2016 and 2015. In July 2016, we terminated the hedging relationship on all of our then outstanding swap contracts, amounting to $3.600 billion notional amount, by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $195.6 million and $10.8 million during the years ended December 31, 2016 and 2015, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2016 would have reduced the aggregate fair value of our net payable by $992.5 million. A one percentage point decrease at December 31, 2016 would have increased the aggregate fair value of our net payable by $1.151 billion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II – Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated February 10, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
February 10, 2017

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,169.9	$4,880.3
Marketable securities available-for-sale	1,799.8	1,671.6
Accounts receivable, net of allowances of $30.9 and $30.3 at December 31, 2016 and 2015, respectively	1,620.6	1,420.9
Inventory	497.9	443.4
Other current assets	779.3	984.7
Total current assets	10,867.5	9,400.9
Property, plant and equipment, net	929.8	814.1
Intangible assets, net	10,391.8	10,858.1
Goodwill	4,865.8	4,879.0
Other assets	1,030.7	1,012.3
Total assets	$28,085.6	$26,964.4
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$500.7	$—
Accounts payable	247.1	240.8
Accrued expenses and other current liabilities	2,115.0	1,647.7
Income taxes payable	41.3	19.8
Current portion of deferred revenue	55.1	60.6
Total current liabilities	2,959.2	1,968.9
Deferred revenue, net of current portion	27.9	30.0
Income taxes payable	420.3	324.2
Other non-current tax liabilities	2,519.2	2,519.2
Other non-current liabilities	1,771.2	2,041.7
Long-term debt, net of discount	13,788.5	14,161.4
Total liabilities	21,486.3	21,045.4
Commitments and Contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 954.1 million and 940.1 million shares at December 31, 2016 and 2015, respectively	9.5	9.4
Common stock in treasury, at cost; 175.5 million and 153.5 million shares at December 31, 2016 and 2015, respectively	(16,281.1)	(14,051.8)
Additional paid-in capital	12,378.2	11,119.3
Retained earnings	10,073.6	8,074.4
Accumulated other comprehensive income	419.1	767.7
Total stockholders' equity	6,599.3	5,919.0
Total liabilities and stockholders' equity	$28,085.6	$26,964.4
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Net product sales	$11,184.6	$9,161.1	$7,563.8
Other revenue	44.6	94.9	106.6
Total revenue	11,229.2	9,256.0	7,670.4
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	438.0	420.1	385.9
Research and development	4,470.1	3,697.3	2,430.6
Selling, general and administrative	2,657.7	2,305.4	2,027.9
Amortization of acquired intangible assets	459.0	279.0	258.3
Acquisition related charges and restructuring, net	37.8	299.6	48.7
Total costs and expenses	8,062.6	7,001.4	5,151.4
Operating income	3,166.6	2,254.6	2,519.0
Other income and (expense):
Interest and investment income, net	30.3	31.1	28.2
Interest (expense)	(500.1)	(310.6)	(176.1)
Other income (expense), net	(324.3)	48.4	(43.7)
Income before income taxes	2,372.5	2,023.5	2,327.4
Income tax provision	373.3	421.5	327.5
Net income	$1,999.2	$1,602.0	$1,999.9

Net income per share:
Basic	$2.57	$2.02	$2.49
Diluted	$2.49	$1.94	$2.39
Weighted average shares:
Basic	777.2	792.2	802.7
Diluted	803.3	824.9	836.0
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$1,999.2	$1,602.0	$1,999.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.7)	(26.1)	(49.8)
Pension liability adjustment	(24.0)	1.6	(8.6)

Net unrealized gains related to cash flow hedges:
Unrealized holding gains	145.3	410.5	568.1
Tax (expense) benefit	(13.8)	7.2	12.3
Unrealized holding gains, net of tax	131.5	417.7	580.4

Reclassification adjustment for (gains) included in net income	(300.3)	(348.7)	(23.1)
Tax (benefit)	(2.6)	(2.2)	(1.7)
Reclassification adjustment for (gains) included in net income, net of tax	(302.9)	(350.9)	(24.8)

Net unrealized (losses) gains on marketable securities available for sale:
Unrealized holding (losses) gains	(562.5)	(314.4)	494.0
Tax benefit (expense)	202.9	109.8	(173.9)
Unrealized holding (losses) gains, net of tax	(359.6)	(204.6)	320.1

Reclassification adjustment for losses included in net income	357.9	23.4	5.4
Tax (benefit)	(125.8)	(8.2)	(1.9)
Reclassification adjustment for losses included in net income, net of tax	232.1	15.2	3.5
Total other comprehensive (loss) income	(348.6)	(147.1)	820.8
Comprehensive income	$1,650.6	$1,454.9	$2,820.7
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$1,999.2	$1,602.0	$1,999.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121.1	114.9	104.3
Amortization	383.6	287.1	265.1
Deferred income taxes	(344.0)	(33.4)	(272.3)
Impairment charges	488.6	48.9	133.2
Change in value of contingent consideration	21.2	(7.9)	48.7
(Gain) on sale of business	(37.5)	—	—
Net (gain) loss on sale of investments	(7.0)	(83.5)	5.4
Share-based compensation expense	606.2	576.6	447.6
Share-based employee benefit plan expense	40.2	35.1	40.7
Derivative instruments	169.1	(25.4)	(54.1)
Other, net	(9.9)	25.7	(9.3)
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(222.4)	(304.7)	(166.3)
Inventory	(55.3)	(50.6)	(56.5)
Other operating assets	94.2	(326.2)	52.6
Accounts payable and other operating liabilities	618.9	527.0	234.5
Payment of contingent consideration	(8.7)	—	(14.3)
Income tax payable	111.7	61.2	39.1
Deferred revenue	7.1	37.1	8.0
Net cash provided by operating activities	3,976.3	2,483.9	2,806.3
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	632.8	3,799.6	2,175.9
Purchases of marketable securities available for sale	(1,280.5)	(1,889.3)	(2,661.4)
Payments for acquisition of businesses, net of cash acquired	—	(7,695.1)	(710.0)
Capital expenditures	(236.2)	(286.3)	(150.3)
Proceeds from sales of investment securities	14.6	92.0	—
Purchases of investment securities	(132.3)	(272.5)	(67.4)
Other investing activities	(0.6)	(7.4)	(24.8)
Net cash used in investing activities	(1,002.2)	(6,259.0)	(1,438.0)
Cash flows from financing activities:
Payment for treasury shares	(2,160.0)	(3,256.8)	(2,975.1)
Proceeds from short-term borrowing	100.3	6,111.5	2,566.9
Principal repayments on short-term borrowing	(100.3)	(6,213.2)	(3,012.2)
Proceeds from the issuance of long-term debt	—	7,913.3	2,470.6
Repayments of long-term debt	—	(513.9)	—
Net proceeds (payments) from common equity put options	7.6	(8.6)	10.3
Payment of contingent consideration	(41.1)	—	(25.7)
Net proceeds from share-based compensation arrangements	359.1	251.7	297.2
Excess tax benefit from share-based compensation arrangements	188.8	300.5	250.6
Net cash (used in) provided by financing activities	(1,645.6)	4,584.5	(417.4)
Effect of currency rate changes on cash and cash equivalents	(38.9)	(50.7)	(63.7)
Net increase in cash and cash equivalents	1,289.6	758.7	887.2
Cash and cash equivalents at beginning of period	4,880.3	4,121.6	3,234.4
Cash and cash equivalents at end of period	$6,169.9	$4,880.3	$4,121.6
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Supplemental schedule of non-cash investing and financing activity:
Fair value of contingent consideration issued in business combinations	$—	$166.0	$1,060.0
Change in net unrealized (gain) loss on marketable securities available for sale	$562.5	$314.4	$(494.0)
Investment in NantBioScience, Inc. preferred equity	$—	$—	$90.0
Investment in Human Longevity, Inc. common stock	$39.6	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$527.2	$243.3	$196.2
Income taxes paid	$373.0	$361.1	$294.6
See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions)

Years Ended December 31, 2016, 2015 and 2014	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balances at December 31, 2013	$9.1	$(7,662.1)	$8,676.4	$4,472.5	$94.0	$5,589.9
Net income				1,999.9		1,999.9
Other comprehensive income					820.8	820.8
Exercise of stock options and conversion of restricted stock units	0.1	(126.1)	424.2			298.2
Shares purchased under share repurchase program		(2,929.5)				(2,929.5)
Issuance of common stock for employee benefit plans		18.9	26.5			45.4
Expense related to share-based compensation			447.5			447.5
Income tax benefit upon exercise of stock options			252.6			252.6
Balances at December 31, 2014	$9.2	$(10,698.8)	$9,827.2	$6,472.4	$914.8	$6,524.8
Net income				1,602.0		1,602.0
Other comprehensive (loss)					(147.1)	(147.1)
Exercise of stock options and conversion of restricted stock units	0.2	(135.4)	394.9			259.7
Shares purchased under share repurchase program		(3,256.8)				(3,256.8)
Issuance of common stock for employee benefit plans		39.2	18.5			57.7
Expense related to share-based compensation			576.6			576.6
Income tax benefit upon exercise of stock options			302.1			302.1
Balances at December 31, 2015	$9.4	$(14,051.8)	$11,119.3	$8,074.4	$767.7	$5,919.0
Net income				1,999.2		1,999.2
Other comprehensive (loss)					(348.6)	(348.6)
Exercise of stock options and conversion of restricted stock units	0.1	(105.0)	452.9			348.0
Shares purchased under share repurchase program		(2,160.0)				(2,160.0)
Issuance of common stock for employee benefit plans		35.7	14.4			50.1
Expense related to share-based compensation			606.2			606.2
Income tax benefit upon exercise of stock options			185.4			185.4
Balances at December 31, 2016	$9.5	$(16,281.1)	$12,378.2	$10,073.6	$419.1	$6,599.3
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

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®) and THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.). In addition, we earn revenue from other product sales and licensing arrangements.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in foreign exchange, our stock price and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, repurchase agreements, time deposits, U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. In addition, our equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements, are designated as marketable securities available for sale.

Our marketable securities available for sale are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration agreements. In addition, we invest in debt securities that are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other-than-temporary impairment charges related to debt securities, is included in Interest and investment income, net. Realized gains and losses and other than temporary impairment charges related to equity securities are included in Other income (expense), net.

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

Concentration of Credit Risk: Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. We invest our excess cash primarily in money market funds, repurchase agreements, time deposits, U.S. Treasury securities, U.S. government-sponsored agency MBS, global corporate debt securities and asset backed securities (see Note 6). We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates.

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

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt situation in certain European countries and associated impacts on the financial markets and our business. Our current business model in these markets is typically to sell our products directly to principally government owned or controlled hospitals, which in turn directly deliver critical care to patients. Our products are used to treat life-threatening diseases and we believe this business model enables timely delivery and adequate supply of products. Many of the outstanding receivable balances are related to government-funded hospitals and we believe the receivable balances are ultimately collectible. Similarly, we believe that future sales to these customers will continue to be collectible.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Contingent Consideration from Business Combinations: Subsequent to the acquisition date, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in income as Acquisition related charges, net. Changes in contingent consideration obligation values can result from movements in publicly listed prices of our Contingent Value Rights (CVRs), adjustments to discount rates, updates in the assumed achievement or timing of milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and is accrued based on an accretion schedule.

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

Research and Development Costs: Research and development costs are expensed as incurred. These include all internal and external costs related to services contracted by us. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Asset acquisition expenses, including expenses to acquire rights to pre-commercial compounds from a collaboration partner when there will be no further participation from the collaboration partner or other parties, are recorded as incurred.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). ASU 2015-16 replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 was effective for us beginning in the first quarter of 2016. During the third quarter of 2016 we recorded a measurement period adjustment related to the valuation of contingent consideration and goodwill associated with the 2015 acquisition of Quanticel Pharmaceuticals, Inc. (Quanticel) that reduced the acquisition date fair values of both contingent consideration and goodwill by $10.7 million. There was no material impact on 2016 net income.

New accounting standards which have not yet been adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard will be effective for us beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We currently anticipate adopting the standard using the modified retrospective method.

We have substantially completed an analysis of existing contracts with our customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Based on our review of current customer contracts, we do not expect the implementation of ASU 2014-09 to have a material quantitative impact on our consolidated

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial statements as the timing of revenue recognition for product sales is not expected to significantly change. In limited instances, we may recognize revenue earlier than under the current standard. Currently, we defer certain revenue where the price pursuant to the underlying customer arrangement is not fixed and determinable. Under the new standard, such customer arrangements will be accounted for as variable consideration, which may result in revenue being recognized earlier provided we can reliably estimate the ultimate price expected to be realized from the customer. The new standard will result in additional revenue-related disclosures in the footnotes to our consolidated financial statements. We will continue to assess new customer contracts during 2017. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying such changes.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We do not expect the implementation of the updated standard to have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective for us beginning in the first quarter of 2018 and early adoption is available to publicly traded companies for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures, as we held publicly traded equity investments at December 31, 2016 with a fair value of $891.1 million, as well as equity investments accounted for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available for sale equity investments will be reflected in net income after adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures as we have aggregate future minimum lease payments of $213.4 million at December 31, 2016 under our current portfolio of non-cancelable leased office and research facilities with various expirations dates between 2017 and 2025. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, "Investments-Equity Method and Joint Ventures" (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been held. Under the new guidance, available-for-sale equity securities that become qualified for the equity method of accounting will result in the recognition through earnings of the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The new standard will be

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effective for us on January 1, 2017 and will be adopted on a prospective basis. We do not expect the implementation of the updated standard to have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation-Stock Compensation" (ASU 2016-09). ASU 2016-09 changes several aspects of the accounting for share-based payment transactions including requiring all excess tax benefits and tax deficiencies to be recognized in the Statement of Income as a discrete item in the reporting period in which they occur, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share, and classification on the Statement of Cash Flows. The new standard will be effective for us on January 1, 2017. Changes introduced by ASU 2016-09 related to the timing of when unrecognized tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the first quarter of 2017. We anticipate that the updated standard will result in an increase in the shares used in the calculation of diluted earnings per share in an amount that will vary depending primarily on the share price of our common stock during future periods as well as the strike prices of outstanding employee stock options during future periods. We expect the adoption of ASU 2016-09 to have a number of impacts on our consolidated financial statements, the most notable being a decrease in our income tax provision, an increase in the number of shares used in the calculation of diluted earnings per share and a decrease in cash provided by financing activities with a corresponding increase in cash provided by operating activities. The magnitude of such impacts will depend upon future movements in our share price as well as the timing of stock award exercises, which are both difficult to estimate.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard will be effective for us on January 1, 2018 and will be adopted using a modified retrospective approach which requires a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted at the beginning of a fiscal year. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations” (ASU 2017-01). ASU 2017-01 provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

From the Acquisition Date through December 31, 2015, our Consolidated Statements of Income included expenses of $380.5 million associated with the acquisition and operations of Receptos as follows1:

Statements of Income Location	Acquisition Date Through December 31, 2015
Research and development	$78.6
Selling, general and administrative	5.1
Acquisition related charges and restructuring, net [2]	296.8
Total	$380.5

1 In addition, Celgene incurred $19.9 million of acquisition related costs prior to the acquisition date.
2 Consists of acquisition-related compensation expense and transaction costs.

Pro Forma Financial Information:
The following table provides unaudited pro forma financial information for the twelve-month periods ended December 31, 2015 as if the acquisition of Receptos had occurred on January 1, 2014.

	Twelve-Month Periods Ended December 31,
	2015	2014
Total revenue	$9,256.0	$7,676.3
Net income	$1,630.8	$1,499.9

Net income per common share: basic	$2.06	$1.87
Net income per common share: diluted	$1.98	$1.79

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Celgene and Receptos. The pro-forma financial information assumes that the acquisition-related transaction fees and costs incurred were removed from the twelve-month period ended December 31, 2015 and were assumed to have been incurred during the first quarter of 2014. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Receptos. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Quanticel Pharmaceuticals, Inc. (Quanticel): On October 19, 2015, we completed our acquisition of Quanticel, a privately held biotechnology company focused on cancer drug discovery, for consideration consisting of $95.9 million in cash at closing plus contingent consideration consisting of future payments of up to $385.0 million for achieving specified discovery and development targets. We had a research collaboration arrangement with Quanticel since 2011. Through this purchase, Quanticel has become

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our wholly-owned subsidiary, and we will benefit from full access to Quanticel’s proprietary platform for the single-cell genomic analysis of human cancer, as well as Quanticel’s programs that target specific epigenetic modifiers, which we expect will advance our pipeline of innovative cancer therapies.

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

Fair value amounts allocated to contingent consideration and goodwill presented below have been reduced by $10.7 million during 2016. These measurement period adjustments were not significant and did not have a significant impact on our financial condition, results of operations or cash flows.

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

The fair value of consideration transferred to acquire the license amounted to:

Fair Value at April 23, 2014
Cash	$710.0
Contingent consideration	1,060.0
Total fair value of consideration	$1,770.0

Our potential contingent consideration payments were measured at fair value as of the acquisition date and classified as liabilities. We estimated the fair value of potential contingent consideration using a probability-weighted income approach, which reflects the probability and timing of future potential payments. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a level three liability within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a discount rate based on a market participant assumption. See Note 4 for post-acquisition changes in fair value. The purchase price allocation resulted in the following amounts being allocated to the assets acquired at the acquisition date based on their respective fair values:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value at April 23, 2014
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

LifebankUSA: In February 2016, we completed the sale of certain assets of Celgene Cellular Therapeutics (CCT) comprising CCT's biobanking business known as LifebankUSA, CCT’s biomaterials portfolio of assets, including Biovance®, and CCT's rights to PSC-100, a placental stem cell program, to Human Longevity, Inc. (HLI), a genomics and cell therapy-based diagnostic and therapeutic company based in San Diego, California. We received 3.4 million shares of HLI Class A common stock with a fair value of $39.6 million as consideration in the transaction. The fair value of the shares common stock we received was determined based on the most recent preferred share offering and reduced for the estimated value of the liquidation preference not offered to common share-holders. The transaction generated a $37.5 million gain that was recorded on our Consolidated Statements of Income in Other income (expense), net. As of December 31, 2016 our total investment in HLI represents approximately 16% of HLI's outstanding capital stock.

Other Acquisitions

EngMab AG (EngMab): On September 27, 2016, we acquired all of the outstanding shares of EngMab, a privately held biotechnology company focused on T-cell bi-specific antibodies. EngMab’s lead molecule, EM901 is a preclinical T-cell bi-specific antibody targeting B-cell maturation antigen (BCMA). The acquisition also included another early stage program.

The consideration included an initial payment of 606.9 million Swiss Francs (CHF) (approximately $625.3 million at the time of acquisition), contingent development and regulatory milestones of up to CHF 150.0 million (approximately $154.7 million) and contingent commercial milestones of up to CHF 2.250 billion (approximately $2.320 billion) based on cumulative sales levels of between $1.000 billion and $40.000 billion. The acquisition of EngMab did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment was allocated primarily to the EM901 molecule and another early stage program, resulting in a $623.3 million research and development asset acquisition expense and $2.0 million of net working capital acquired.

Acetylon Pharmaceuticals, Inc. (Acetylon): On December 16, 2016, we acquired all of the remaining outstanding equity interests we did not already own (approximately 86%) in Acetylon, a privately held biotechnology company focused on developing next-generation selective small molecule histone deacetylase (“HDAC”) inhibitors, which allow for epigenetic regulation of gene and protein function. Acetylon’s lead molecule, ACY-241 is a HDAC6 inhibitor in Phase 1 trials for relapsed and/or refractory multiple

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

myeloma. The acquisition also included another early stage molecule. Prior to the acquisition, we had an equity interest equal to approximately 14% of Acetylon’s total capital stock with a carrying value of approximately $30.0 million.

The consideration transferred included an initial payment of $196.3 million. In addition, the sellers of Acetylon are eligible to receive contingent regulatory milestones of up to $375.0 million per eligible product, contingent commercial milestones of up to $1.500 billion based on achieving annual net sales in excess of $1.000 billion and tiered royalties on annual net sales of eligible products. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment and carrying value of our previous equity interest were allocated primarily to ACY-241 and another early stage molecule, resulting in a $226.1 million research and development asset acquisition expense and $0.2 million of net assets acquired.

Triphase Research and Development I Corporation (Triphase): On November 17, 2016, we acquired from Triphase Accelerator, L.P. (Sellers) all of the outstanding shares of Triphase by exercising the option we acquired on October 22, 2012. Triphase is a privately held, biotechnology company focusing on the development of marizomib for glioblastoma and relapsed and/or refractory multiple myeloma.

The consideration transferred was valued at $42.4 million including the value of the exercised option of $17.6 million. In addition, the sellers are eligible to receive contingent development and regulatory milestones of up to $125.0 million, contingent commercial milestones of up to $300.0 million based on achieving annual net sales equal in excess of $1.000 billion and royalties on annual net sales. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The consideration transferred was allocated primarily to the marizomib asset, resulting in a $43.5 million research and development asset acquisition expense and $1.1 million of net liabilities acquired.

3.     Earnings Per Share

	2016	2015	2014
Net income	$1,999.2	$1,602.0	$1,999.9
Weighted-average shares:
Basic	777.2	792.2	802.7
Effect of dilutive securities:
Options, RSUs, PSUs, warrants and other	26.1	32.7	33.3
Diluted	803.3	824.9	836.0
Net income per share:
Basic	$2.57	$2.02	$2.49
Diluted	$2.49	$1.94	$2.39

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 23.8 million in 2016, 14.1 million in 2015 and 18.7 million in 2014.

During the period of April 2009 through December 2016, our Board of Directors approved repurchases of up to an aggregate of $20.500 billion of our common stock, including the authorization in June 2016 to repurchase an additional $3.000 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During 2016, 2015 and 2014 we recorded net gains of $7.6 million, net losses of $9.9 million, and net gains of $11.6 million, respectively, from selling put options on our common stock on the Consolidated Statements of Income in Other income (expense), net. At December 31, 2016, we had no outstanding put options.

We repurchased 21.4 million shares of common stock under the program from all sources during 2016 at a total cost of $2.160 billion. As of December 31, 2016, we had a remaining open-ended repurchase authorization of $4.731 billion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.     Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our level 1 assets consist of marketable equity securities. Our level 1 liability relates to our publicly traded CVRs. See Note 18 for a description of the CVRs.

•
Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency MBS, global corporate debt securities, asset backed securities, time deposits with original maturities of greater than three months, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Our level 2 liabilities relate to written foreign currency options.

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any level 3 assets. Our level 3 liabilities consist of contingent consideration related to undeveloped product rights and technology platforms resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester), Nogra, Avila Therapeutics, Inc. (Avila) and Quanticel.

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. Changes in the fair value of contingent consideration obligations are recognized in Acquisition related charges, net in the Consolidated Statements of Income. The fair value of our contingent consideration as of December 31, 2016 and December 31, 2015 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	December 31, 2016	December 31, 2015
Discount rate	1.5% to 12.0% (8.6%)	0.8% to 12.0% (8.8%)
Probability of payment	0% to 95% (42%)	0% to 95% (53%)
Projected year of payment for development and regulatory milestones	2017 to 2029 (2019)	2016 to 2029 (2019)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	2019 to 2033 (2024)	2019 to 2033 (2024)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Quanticel are estimated to be $120.0 million, $475.0 million and $313.6 million, respectively, and $1.865 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at December 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,799.8	$891.1	$908.7	$—
Forward currency contracts	378.9	—	378.9	—
Purchased currency options	139.6	—	139.6	—
Interest rate swaps	31.4	—	31.4	—
Total assets	$2,349.7	$891.1	$1,458.6	$—
Liabilities:
Contingent value rights	$(44.6)	$(44.6)	$—	$—
Written currency options	(53.9)	—	(53.9)	—
Other acquisition related contingent consideration	(1,489.6)	—	—	(1,489.6)
Total liabilities	$(1,588.1)	$(44.6)	$(53.9)	$(1,489.6)

	Balance at December 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,671.6	$1,235.9	$435.7	$—
Forward currency contracts	606.0	—	606.0	—
Purchased currency options	46.7	—	46.7	—
Interest rate swaps	52.5	—	52.5	—
Total assets	$2,376.8	$1,235.9	$1,140.9	$—
Liabilities:
Contingent value rights	$(51.9)	$(51.9)	$—	$—
Written currency options	(19.1)	—	(19.1)	—
Other acquisition related contingent consideration	(1,521.5)	—	—	(1,521.5)
Total liabilities	$(1,592.5)	$(51.9)	$(19.1)	$(1,521.5)

There were no security transfers between levels 1 and 2 during years ended December 31, 2016 and 2015. The following table represents a roll-forward of the fair value of level 3 instruments:

	2016	2015
Liabilities:
Balance at beginning of period	$(1,521.5)	$(1,279.0)
Amounts acquired or issued, including measurement period adjustments	10.7	(166.0)
Net change in fair value	(28.6)	(76.5)
Settlements	49.8	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(1,489.6)	$(1,521.5)

The roll-forward of the fair value of level 3 instruments above includes an $89.6 million decrease in the fair value of contingent consideration from the acquisition of Avila that was recorded during 2016 as a result of adjustments made to the probability and timing of future potential milestone payments. An adjustment was also made to the technology platform asset obtained in the acquisition of Avila based on probability-weighted future cash flows, which resulted in an $83.1 million reduction in the fair value

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the technology platform asset during 2016 (see Note 10). The fair value of level 3 liabilities also decreased by $49.8 million for milestones related to the acquisition of Quanticel that were achieved during 2016. Lastly, a $10.7 million measurement period adjustment was recorded during 2016 related to the valuation of contingent consideration associated with the 2015 acquisition of Quanticel (see Note 2). These decreases were partly offset by accretion of the fair value of our contingent consideration due to the passage of time. Changes to the fair value of contingent consideration are recorded on the Consolidated Statements of Income as Acquisition related charges, net.

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

Through our revenue hedging program, we endeavor to reduce the impact of possible unfavorable changes in foreign exchange rates on our future U.S. Dollar cash flows that are derived from foreign currency denominated sales. To achieve this objective, we hedge a portion of our forecasted foreign currency denominated sales that are expected to occur in the foreseeable future, typically within the next three years, with a maximum of five years. We manage our anticipated transaction exposure principally with foreign currency forward contracts, a combination of foreign currency put and call options, and occasionally purchased foreign currency put options.

Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2016 and December 31, 2015 had settlement dates within 31 months and 36 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other income (expense), net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to Other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2016 and December 31, 2015:

	Notional Amount
Foreign Currency:	2016	2015
Australian Dollar	$48.7	$45.1
British Pound	199.0	289.3
Canadian Dollar	192.5	135.9
Euro	1,811.9	2,934.3
Japanese Yen	597.4	510.4
Total	$2,849.5	$3,915.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2016, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2016 and December 31, 2015 were $933.8 million and $920.0 million, respectively.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding at December 31, 2016 and December 31, 2015 had settlement dates within 48 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows at December 31, 2016 and December 31, 2015:

	Notional Amount[1]
	2016	2015
Foreign currency option contracts designated as hedging activity:
Purchased Put	$1,790.1	$641.5
Written Call	$2,009.4	$690.0
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $386.8 million at December 31, 2016 and settlement dates within 24 months.
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

During 2014, we entered into forward starting swaps that were designated as cash flow hedges to hedge against changes in interest rates that could impact an anticipated issuance of debt in 2015. During 2015, we entered into additional forward starting swaps and treasury rate locks. Forward starting swaps and treasury rate locks with a combined aggregate notional amount of $2.900 billion were settled upon the issuance of debt in August 2015, when the net fair value of the forward starting swaps and treasury rate locks in accumulated OCI was in a loss position of $21.6 million. The net loss will be recognized as interest expense over the life of the associated senior notes. At December 31, 2016 and December 31, 2015, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount
	2016	2015
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500.0	$200.0
Forward starting swaps with effective dates in 2018	$500.0	$—

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

We had entered into swap contracts that were designated as hedges of certain of our fixed rate notes and also terminated the hedging relationship by settling certain of those swap contracts during 2016 and 2015. In July 2016, we terminated the hedging relationship on all of our then outstanding swap contracts, amounting to $3.600 billion notional amount, by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $195.6 million and $10.8 million during the years ended December 31, 2016 and 2015, respectively, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following table summarizes the notional amounts of our outstanding interest rate swap contracts at December 31, 2016 and December 31, 2015:

	Notional Amount
	2016	2015
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
1.900% senior notes due 2017	$—	$300.0
2.300% senior notes due 2018	—	200.0
2.250% senior notes due 2019	—	500.0
3.950% senior notes due 2020	—	500.0
3.250% senior notes due 2022	—	1,000.0
4.000% senior notes due 2023	—	700.0
3.625% senior notes due 2024	—	100.0
3.875% senior notes due 2025	200.0	250.0
Total	$200.0	$3,550.0

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31, 2016 and 2015:

		December 31, 2016
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$317.5	$10.1
	Other non-current assets	177.6	71.1
Interest rate swap agreements	Other current assets	0.8	—
	Other non-current assets	38.0	6.9
	Other non-current liabilities	0.6	1.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	56.6	3.6
	Accrued expenses and other current liabilities	0.2	2.5
Interest rate swap agreements	Other current assets	2.4	2.3
	Other non-current assets	2.6	1.9
Total		$596.3	$100.3

		December 31, 2015
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$356.2	$18.0
	Other non-current assets	287.8	28.0
Interest rate swap agreements	Other current assets	30.7	—
	Other non-current assets	26.1	4.7
	Other non-current liabilities	0.2	0.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	46.0	5.9
	Accrued expenses and other current liabilities	2.9	7.4
Interest rate swap agreements	Other current assets	2.4	2.3
	Other non-current assets	2.4	1.4
Total		$754.7	$68.6
1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.
The following table summarizes the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2016 and 2015:

	2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$109.2	Net product sales	$307.1	Other income, net	$19.3	[2]
Treasury rate lock agreements	$—	Interest expense	$(5.2)	Other income, net	$—
Forward starting interest rate swaps	$36.1	Interest expense	$(1.6)	Other income, net	$—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

[1]	Net gains of $310.6 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

[2]
The amount of net gains recognized in income represents $17.1 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $2.2 million in gains related to the ineffective portion of the hedging relationships.

	2015
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$429.4	Net product sales	$354.4	Other income, net	$20.0	[1]
Treasury rate lock agreements	$(27.9)	Interest expense	$(4.2)	Other income, net	$(0.2)	[2]
Forward starting interest rate swaps	$9.0	Interest expense	$(1.5)	Other income, net	$0.3	[2]

[1]
The amount of net gains recognized in income represents $23.0 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $3.0 million of losses related to the ineffective portion of the hedging relationships.

[2]	The amount of net loss recognized in income relates to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2016 and 2015:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2016	2015
Interest rate swaps	Interest expense	$45.0	$60.3

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2016 and 2015:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Instrument		2016	2015
Foreign exchange contracts	Other income (expense), net	$21.3	$81.2
Put options sold	Other income (expense), net	$7.6	$(9.9)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.     Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $1.598 billion and $1.413 billion at December 31, 2016 and 2015, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2016 and 2015 were as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$120.8	$—	$(0.9)	$119.9
U.S. government-sponsored agency MBS	30.8	—	(0.4)	30.4
Corporate debt – global	378.3	0.1	(0.7)	377.7
Asset backed securities	16.7	—	—	16.7
Time deposits[1]	364.0	—	—	364.0
Marketable equity securities	671.8	237.9	(18.6)	891.1
Total available-for-sale marketable securities	$1,582.4	$238.0	$(20.6)	$1,799.8
1 Time deposits with original maturities of greater than three months.

December 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$153.0	$—	$(0.4)	$152.6
U.S. government-sponsored agency MBS	29.8	0.1	(0.4)	29.5
Corporate debt – global	219.7	—	(1.6)	218.1
Asset backed securities	35.6	—	(0.1)	35.5
Marketable equity securities	811.5	468.1	(43.7)	1,235.9
Total available-for-sale marketable securities	$1,249.6	$468.2	$(46.2)	$1,671.6

U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in publicly traded equity securities.  The decrease in net unrealized gains in marketable equity securities in 2016 compared to 2015 primarily reflects the decrease in market value for certain equity investments during 2016. During the fourth quarter of 2016, we recorded an expense of $272.2 million to reclassify the unrealized loss in OCI related to our holding of Juno Therapeutics, Inc. (Juno) common shares due to a decline in the underlying fair value of the securities, which we concluded to be other-than-temporary. The adjustment reflects Juno’s share price as of December 31, 2016 and is included on the Consolidated Statement of Income in Other income (expense), net. Net unrealized losses in marketable debt securities primarily reflect the impact of increased interest rates at December 31, 2016.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2016, was as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$109.9	$(0.9)	$—	$—	$109.9	$(0.9)
U.S. government-sponsored agency MBS	24.9	(0.4)	3.8	—	28.7	(0.4)
Corporate debt – global	208.2	(0.7)	2.6	—	210.8	(0.7)
Asset backed securities	11.4	—	—	—	11.4	—
Marketable equity securities	86.1	(18.5)	0.6	(0.1)	86.7	(18.6)
Total	$440.5	$(20.5)	$7.0	$(0.1)	$447.5	$(20.6)

We believe that the remaining decline in fair value of securities held at December 31, 2016 below their cost is temporary and intend to retain our investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments.

Duration periods of available-for-sale debt securities at December 31, 2016 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$219.2	$219.1
Duration of one through three years	316.4	314.9
Duration of three through five years	10.9	10.7
Total	$546.5	$544.7

7.     Inventory
A summary of inventories by major category at December 31, 2016 and 2015 follows:

	2016	2015
Raw materials	$274.1	$201.3
Work in process	87.2	120.0
Finished goods	136.6	122.1
Total	$497.9	$443.4

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     Property, Plant and Equipment

Property, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Land	$76.7	$75.4
Buildings	443.0	274.1
Building and operating equipment	45.6	33.1
Leasehold improvements	150.3	152.3
Machinery and equipment	281.5	246.6
Furniture and fixtures	59.6	53.2
Computer equipment and software	441.7	389.6
Construction in progress	148.6	221.3
Subtotal	1,647.0	1,445.6
Less accumulated depreciation and amortization	717.2	631.5
Total	$929.8	$814.1

The increase in the balance of buildings from December 31, 2015 to December 31, 2016 primarily relates to the expansion of our corporate headquarters in Summit, New Jersey and the construction of a new manufacturing facility in Couvet, Switzerland.

9.     Other Financial Information

Other current assets at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Income tax receivable	$42.9	$—
Derivative assets	361.3	409.0
Other prepaid taxes	119.2	169.1
Prepaid income taxes	95.1	160.7
Prepaid maintenance and software licenses	38.5	30.8
Other	122.3	215.1
Total	$779.3	$984.7

Accrued expenses and other current liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Rebates, distributor chargebacks and distributor services	$561.0	$366.8
Compensation	413.8	353.4
Clinical trial costs and grants	341.8	255.1
Litigation-related loss contingency (see Note 18)	198.5	—
Interest	167.7	170.3
Sales, use, value added, and other taxes	100.8	69.0
Contingent consideration	46.9	109.4
Royalties, license fees and collaboration agreements	12.7	116.2
Other	271.8	207.5
Total	$2,115.0	$1,647.7

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other non-current liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Contingent consideration	$1,442.7	$1,412.1
Deferred compensation and long-term incentives	215.4	170.5
Contingent value rights	44.6	51.9
Deferred income taxes	—	377.7
Other	68.5	29.5
Total	$1,771.2	$2,041.7

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

Intangible assets outstanding as of December 31, 2016 and December 31, 2015 are summarized as follows:

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,693.6)	$1,712.3
Technology	482.6	(326.2)	156.4
Licenses	66.9	(26.6)	40.3
Other	43.3	(31.1)	12.2
	3,998.7	(2,077.5)	1,921.2
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,469.3	$(2,077.5)	$10,391.8

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(1,448.3)	$1,957.6
Technology	565.7	(197.1)	368.6
Licenses	66.7	(22.3)	44.4
Other	44.0	(27.1)	16.9
	4,082.3	(1,694.8)	2,387.5
Non-amortized intangible assets:
Acquired IPR&D product rights	8,470.6	—	8,470.6
Total intangible assets	$12,552.9	$(1,694.8)	$10,858.1

The gross carrying value of intangible assets decreased by $83.6 million in 2016 compared to 2015 primarily due to an $83.1 million impairment charge included in Amortization of acquired intangible assets, to write down the technology platform asset obtained in the acquisition of Avila. The impairment charge was due to revised estimates of the probability-weighted forecasted future cash flows expected to be produced from the technology platform compared to prior estimates. An adjustment was also made to the probability and timing of future potential milestone payments, which resulted in a reduction in the fair value of our contingent consideration payable to the former shareholders of Avila (see Note 4).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense was $465.7 million, $284.7 million and $263.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense increased by a net $181.0 million in 2016 compared to 2015, the increase primarily related to the impairment charge noted above as well as an acceleration of amortization expense related to the Avila technology platform, the amortization of the technology platform received in the October 2015 acquisition of Quanticel and a reduction in the estimated useful lives of intangible assets related to the acquisition of Gloucester following the grant to Fresenius Kabi USA, LLC of a non-exclusive, royalty-free sublicense to manufacture and market a generic version of romidepsin for injection as of February 1, 2018. Assuming no changes in the gross carrying amount of finite lived intangible assets, the future annual amortization expense related to finite lived intangible assets is expected to be approximately $335.9 million in 2017, $252.3 million in 2018, $155.5 million in 2019, $154.2 million in 2020, and $151.5 million in 2021.

Goodwill: At December 31, 2016, our goodwill related to the 2015 acquisitions of Receptos and Quanticel, 2014 acquisition of Nogra, the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2015	$4,879.0
Sale of LifebankUSA business (see Note 2)	(2.5)
Acquisition of Quanticel - measurement period adjustment (see Note 2)	(10.7)
Balance at December 31, 2016	$4,865.8

11.   Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowing as of December 31, 2016 or December 31, 2015. The current portion of long-term debt outstanding as of December 31, 2016 and 2015 includes:

	2016	2015
1.900% senior notes due 2017	$500.7	$—

Long-Term Debt:   Our outstanding senior notes with maturity dates in excess of one year after December 31, 2016 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes at December 31, 2016 and 2015 are summarized below:

	2016	2015
1.900% senior notes due 2017	$—	$499.9
2.125% senior notes due 2018	997.9	996.7
2.300% senior notes due 2018	401.9	400.2
2.250% senior notes due 2019	509.3	502.6
2.875% senior notes due 2020	1,492.7	1,490.9
3.950% senior notes due 2020	518.5	504.9
3.250% senior notes due 2022	1,053.5	1,010.5
3.550% senior notes due 2022	993.5	992.4
4.000% senior notes due 2023	743.5	706.0
3.625% senior notes due 2024	1,001.0	994.9
3.875% senior notes due 2025	2,475.3	2,461.8
5.700% senior notes due 2040	247.2	247.2
5.250% senior notes due 2043	392.9	392.8
4.625% senior notes due 2044	986.9	986.6
5.000% senior notes due 2045	1,974.4	1,974.0
Total long-term debt	$13,788.5	$14,161.4

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2016, the fair value of our outstanding Senior Notes was $14.572 billion and represented a level 2 measurement within the fair value measurement hierarchy.

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

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of December 31, 2016, a balance of $60.9 million in losses remained in accumulated OCI related to settlements of these derivative instruments and will be recognized as interest expense over the life of the notes.

At December 31, 2016, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 5. Our swap contracts outstanding at December 31, 2016 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of December 31, 2016 and 2015, we had a balances of $173.5 million and $33.1 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements, including $160.8 million and $6.0 million related to the settlement of swap contracts during 2016 and 2015, respectively. See Note 5 for additional details related to interest rate swap contract activity.

Commercial Paper: In April 2016, our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.000 billion. As of December 31, 2016 and December 31, 2015, we had available capacity to issue up to $2.000 billion and $1.750 billion of Commercial Paper, respectively, and there were no borrowings under the Program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.000 billion, which was increased from $1.750 billion in April 2016. Also in April 2016, the term of the Credit Facility was extended from April 17, 2020 to April 17, 2021. Amounts may be borrowed in U.S. dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. At December 31, 2016 and 2015, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial covenants as of December 31, 2016.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.   Stockholders' Equity

Preferred Stock: Our Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5.0 million shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

Common Stock: At December 31, 2016, we were authorized to issue up to 1.150 billion shares of common stock of which shares of common stock issued totaled 954.1 million.

Treasury Stock: During the period of April 2009 through December 2016, our Board of Directors has approved repurchases of up to an aggregate $20.500 billion of our common stock, including the June 2016 authorization to repurchase an additional $3.000 billion of our common stock. We repurchased $2.159 billion, $3.251 billion, and $2.928 billion of treasury stock under the program in 2016, 2015 and 2014, respectively, excluding transaction fees. As of December 31, 2016 an aggregate 168.2 million common shares were repurchased under the program at an average price of $93.73 per common share and total cost of $15.780 billion.

Other: When employee awards of RSUs vest and are settled net in order to fulfill minimum statutory tax withholding requirements, the shares withheld are reflected as treasury stock.

A summary of changes in common stock issued and treasury stock is presented below (in millions of shares):

	Common Stock	Common Stock in Treasury
December 31, 2013	906.5	(101.5)
Exercise of stock options and conversion of restricted stock units	18.3	(1.3)
Issuance of common stock for employee benefit plans	—	0.2
Shares repurchased under share repurchase program	—	(22.0)
December 31, 2014	924.8	(124.6)
Exercise of stock options and conversion of restricted stock units	15.3	(1.2)
Issuance of common stock for employee benefit plans	—	0.4
Shares repurchased under share repurchase program	—	(28.1)
December 31, 2015	940.1	(153.5)
Exercise of stock options and conversion of restricted stock units	14.0	(1.0)
Issuance of common stock for employee benefit plans	—	0.4
Shares repurchased under share repurchase program	—	(21.4)
December 31, 2016	954.1	(175.5)

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
The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(15.5)	$460.9	$519.6	$(50.2)	$914.8
Other comprehensive income (loss) before reclassifications	1.6	(204.6)	417.7	(26.1)	188.6
Amount reclassified from accumulated other comprehensive income	—	15.2	(350.9)	—	(335.7)
Net current-period other comprehensive income (loss)	1.6	(189.4)	66.8	(26.1)	(147.1)
Balance December 31, 2015	$(13.9)	$271.5	$586.4	$(76.3)	$767.7
Other comprehensive income (loss) before reclassifications	(24.0)	(359.6)	131.5	(25.7)	(277.8)
Amount reclassified from accumulated other comprehensive income	—	232.1	(302.9)	—	(70.8)
Net current-period other comprehensive income (loss)	(24.0)	(127.5)	(171.4)	(25.7)	(348.6)
Balance December 31, 2016	$(37.9)	$144.0	$415.0	$(102.0)	$419.1

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income	Years Ended December 31,
		2016	2015	2014
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$307.1	$354.4	$27.5
Treasury rate lock agreements	Interest (expense)	(5.2)	(4.2)	(3.5)
Interest rate swap agreements	Interest (expense)	(1.6)	(1.5)	(0.9)
	Income tax provision	2.6	2.2	1.7
Gains (losses) from available-for-sale marketable securities:
Realized income (loss) on sales of marketable securities	Interest and investment income, net	(357.9)	(23.4)	(5.4)
	Income tax provision	125.8	8.2	1.9
Total reclassification, net of tax		$70.8	$335.7	$21.3

14.   Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 15, 2015, as amended effective June 15, 2016) (Plan) that provides for the granting of options, RSUs, PSUs and other share-based awards to our employees, officers and non-employee directors. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 15, 2016, our stockholders approved an amendment of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 265,263,282 shares of Common Stock, which includes 17,500,000 new shares of Common Stock; a limitation on the aggregate equity compensation that may be provided to non-employee members of the Board of Directors; and an amendment that includes clarifying changes to employee award provisions regarding vesting acceleration on a change in control or certain employment terminations events and the applicability of the Plan's five percent limitation on such awards. The term of the plan is through April 15, 2025.

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

Shares of common stock available for future share-based grants under all plans were 40.9 million at December 31, 2016.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Cost of goods sold	$32.8	$31.7	$26.2
Research and development	253.4	250.7	196.5
Selling, general and administrative	320.1	294.2	224.9
Total share-based compensation expense	606.3	576.6	447.6
Tax benefit related to share-based compensation expense	167.2	161.2	129.3
Reduction in income	$439.1	$415.4	$318.3

Included in share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was compensation expense related to non-qualified stock options of $357.1 million, $346.1 million and $276.3 million, respectively. Net proceeds received from share-based compensation arrangements for the years ended December 31, 2016, 2015 and 2014 were $359.1 million, $251.7 million and $297.2 million, respectively, and the excess tax benefit recognized was $188.8 million, $300.5 million and $250.6 million, respectively. We do not recognize a deferred tax asset for excess tax benefits that have not been realized and have adopted the tax law method as our accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.

Stock Options: As of December 31, 2016, there was $602.5 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.0 years.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2016, 2015 and 2014 was $32.49 per share, $38.83 per share and $27.92 per share, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.03% - 2.08%	1.17% - 1.72%	1.51% - 1.90%
Expected volatility	29% - 35%	31% - 38%	28% - 37%
Weighted average expected volatility	32%	34%	33%
Expected term (years)	5.04 - 5.06	5.02 - 5.04	5.02 - 5.06
Expected dividend yield	0%	0%	0%

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

The following table summarizes all stock option activity for the year ended December 31, 2016:

	Options (in Millions)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2015	75.7	$61.99	6.6	$4,411.8
Changes during the Year:
Granted	11.3	105.53
Exercised	(10.9)	41.70
Forfeited	(2.2)	94.23
Expired	(0.1)	101.25
Outstanding at December 31, 2016	73.8	$70.62	6.2	$3,387.9
Vested at December 31, 2016 or expected to vest in the future	73.0	$70.17	6.1	$3,377.4
Vested at December 31, 2016	44.4	$51.09	4.9	$2,887.0

The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $334.5 million, $266.5 million and $211.3 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $747.2 million, $993.5 million and $946.6 million, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information regarding the Company's RSUs for the year ended December 31, 2016 is as follows (shares in millions):

Nonvested RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	7.7	$86.28
Changes during the period:
Granted	2.9	103.83
Vested	(3.1)	62.90
Forfeited	(0.4)	98.64
Nonvested at December 31, 2016	7.1	$103.00

As of December 31, 2016, there was $374.0 million of total unrecognized compensation cost related to non-vested RSU awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

Performance-Based Restricted Stock Units: We grant performance-based restricted stock units that vest contingent upon the achievement of pre-determined performance-based milestones that are either related to product development or the achievement of specified performance and market targets, including non-GAAP revenue, non-GAAP earnings per share, and relative total shareholder return. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended December 31, 2016 (shares in thousands):

Nonvested Performance-Based RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	334	$96.07
Changes during the period:
Granted	235	106.52
Vested	(73)	59.49
Forfeited	(33)	92.49
Non-vested at December 31, 2016	463	$107.38

As of December 31, 2016, there was $27.2 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a weighted-average period of 1.7 years.

15.   Employee Benefit Plans

We sponsor an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended (the Code) for our U.S. employees. Our contributions to the U.S. savings plan are discretionary and have historically been made in the form of our common stock (see Note 12). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $40.2 million, $35.1 million and $40.7 million in 2016, 2015 and 2014, respectively.

We also sponsor defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. We also maintain defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2016.

In 2000, our Board of Directors approved a deferred compensation plan. The plan was frozen effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of American Jobs Creation Act of 2004, Section 409A (Section 409A).

In February 2005, our Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as our ongoing deferred compensation plan and is intended to comply with Section 409A. Eligible participants, which include certain top-level executives as specified by the plan,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

can elect to defer up to an amended 90% of the participant's base salary, 100% of cash bonuses and equity compensation allowed under Section 409A. Company contributions to the deferred compensation plan represent a match to certain participants' deferrals up to a specified percentage, which currently ranges from 10% to 20%, depending on the employee's position as specified in the plan, of the participant's base salary. We recorded expenses of $0.3 million, $0.3 million and $0.3 million related to our contributions to the deferred compensation plans in 2016, 2015 and 2014, respectively. The Company's matches are fully vested upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2016 and 2015, we had a deferred compensation liability included in other non-current liabilities in the Consolidated Balance Sheets of approximately $125.1 million and $104.5 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measurement alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. At December 31, 2016, we had recorded liabilities for three separate three-year performance cycles running concurrently and ending December 31, 2016, 2017 and 2018. Performance measures for each of the performance cycles are based on the following components: 37.5% on non-GAAP earnings per share (as defined in the LTIP); 37.5% on total non-GAAP revenue (as defined in the LTIP); and 25% on relative total shareholder return, which is a measurement of our stock price performance during the applicable three-year period compared with a group of other companies in the biopharmaceutical industry.

Threshold, target and maximum cash payout levels are calculated as a percentage between 0% to 200% of each participant’s base salary at the time the LTIP was approved by the Compensation Committee. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. Share-based payout levels are calculated using the cash-based threshold, target and maximum levels, divided by the average closing price of Celgene stock for the 30 trading days prior to the commencement of each performance cycle. Therefore, final share-based award values are reflective of the stock price at the end of the measurement period. The Compensation Committee may determine that payments made in common stock are restricted from trading for a period of time. The estimated payout value for the three-year performance cycle ended December 31, 2016 is $24.8 million, which is included in Accrued expenses and other current liabilities at December 31, 2016, and the maximum potential cash-based payout, assuming maximum objectives are achieved for performance cycles ending in 2017, 2018 and 2019 are $14.2 million, $14.6 million and $14.9 million, respectively. The reduction in the maximum potential cash-based payout for cycles ending after 2016 reflect a shift in the mix of compensation components for certain senior executives, including performance-based equity compensation in lieu of LTIP participation. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2016, 2015 and 2014, we recognized expense related to the LTIP of $12.8 million, $24.9 million and $42.3 million, respectively.

16.   Income Taxes

Income before income taxes is as follows:

	2016	2015	2014
U.S.	$734.7	$524.8	$565.0
Non-U.S.	1,637.8	1,498.7	1,762.4
Income before income taxes	$2,372.5	$2,023.5	$2,327.4

For the years ended December 31, 2016, 2015 and 2014, U.S. income before income taxes reflects charges related to share-based compensation, upfront collaboration payments, asset impairments, acquisitions and interest expense which in the aggregate, increased from 2014 to 2016. Many of these charges are not deductible for U.S. income tax purposes. Non-U.S. income before income taxes reflects the results of our commercial, research and manufacturing operations outside the U.S.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for taxes on income is as follows:

	2016	2015	2014
United States:
Taxes currently payable:
Federal	$569.1	$320.7	$489.4
State and local	42.4	63.1	56.3
Deferred income taxes	(342.5)	(28.7)	(273.8)
Total U.S. tax provision	269.0	355.1	271.9
International:
Taxes currently payable	105.8	71.1	54.1
Deferred income taxes	(1.5)	(4.7)	1.5
Total international tax provision	104.3	66.4	55.6
Total provision	$373.3	$421.5	$327.5

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which we received a tax deduction but have not yet recorded in the Consolidated Statements of Income and the tax effects of acquisition related temporary differences). We evaluate the likelihood of the realization of deferred tax assets and record a valuation allowance if it is more likely than not that all or a portion of the asset will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment. At December 31, 2016 and 2015, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances. The $52.5 million increase in the valuation allowance from 2015 to 2016 relates primarily to certain state and foreign net operating loss (NOL) carryforwards.

We do not provide for U.S. federal or state income taxes on unremitted earnings of our international subsidiaries that are indefinitely reinvested outside the United States. As of December 31, 2016, we have not made a U.S. tax provision on $13.300 billion of unremitted earnings of our international subsidiaries. As these earnings are expected to be reinvested overseas indefinitely, it is not practicable to compute the estimated deferred tax liability on these earnings. Approximately $900.0 million of our foreign earnings may not be required for use in offshore operations and are not treated as permanently reinvested. Our deferred tax liabilities include $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. In drawing this conclusion, we considered our future sources of funds as well as our global operating and strategic liquidity needs, including common share repurchase activities and expansion of our commercial, research, manufacturing and administrative operations worldwide.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2016 and 2015 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2016		2015
	Assets	Liabilities	Assets	Liabilities
NOL carryforwards	$133.2	$—	$56.2	$—
Capitalized research expenses	19.3	—	3.8	—
Tax credit carryforwards	13.7	—	10.7	—
Share-based compensation	411.8	—	340.9	—
Inventory	12.7	—	11.3	—
Other assets and liabilities	46.4	(9.9)	46.8	(3.7)
Intangible assets	789.4	(1,013.1)	661.3	(1,135.4)
Accrued and other expenses	263.3	—	233.2	—
Unremitted earnings	—	(316.5)	—	(316.5)
Unrealized (gains) losses on securities	—	(69.3)	—	(129.9)
Subtotal	1,689.8	(1,408.8)	1,364.2	(1,585.5)
Valuation allowance	(143.3)	—	(90.8)	—
Total deferred taxes	$1,546.5	$(1,408.8)	$1,273.4	$(1,585.5)
Net deferred tax asset (liability)	$137.7			$(312.1)

At December 31, 2016 and 2015, deferred tax assets and liabilities were classified on our Consolidated Balance Sheets as follows:

	2016	2015
Other assets (non-current)	$137.7	$65.6
Other non-current liabilities	—	(377.7)
Net deferred tax asset (liability)	$137.7	$(312.1)

Reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

Percentages	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(21.1)%	(21.0)%	(22.3)%
State taxes, net of federal benefit	0.8%	1.2%	1.0%
Change in valuation allowance	0.5%	2.0%	0.2%
Acquisition and collaboration related differences	(0.7)%	4.5%	(0.3)%
Changes in uncertain tax positions	(0.4)%	(0.5)%	(0.4)%
Other	1.6%	(0.4)%	0.9%
Effective income tax rate	15.7%	20.8%	14.1%

Our reconciliation of the U.S. statutory income tax rate to our effective tax rate includes foreign tax rate differences from our foreign operations which are subject to income taxes at different rates than the United States. The benefit related to foreign tax rate differences primarily results from our commercial operations in Switzerland, which include significant research and development and manufacturing for worldwide markets. We operated under an income tax agreement in Switzerland through 2015 that provided an exemption from most Swiss income taxes on our operations in Switzerland. Beginning in 2016, we are operating under a new agreement with the Swiss tax authorities which reflects a reorganization and expansion of our Swiss operations, and results in similar tax benefits through the end of 2024. The difference between the maximum statutory Swiss income tax rate (approximately 15.6% in 2016, 17.0% in 2015 and 18.4% in 2014) and our Swiss income tax rate under the tax agreements resulted in a reduction in our 2016, 2015 and 2014 effective tax rates of 20.5, 25.7 and 18.0 percentage points, respectively. The impact of acquisition and collaboration related differences on our effective tax rate was higher in 2015 primarily due to initiations of collaborations with AstraZeneca and Juno in that year. The reconciliation also includes the effect of changes in uncertain tax positions, which include the effect of settlements, expirations of statutes of limitations, and other changes in prior year tax positions.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2016, we had federal NOL carryforwards of approximately $200.7 million and state NOL carryforwards of approximately $1.313 billion that will expire in the years 2017 through 2036. We also have research and experimentation credit carryforwards of approximately $16.1 million that will expire in the years 2018 through 2036. Deferred tax assets for most of these carryforwards are subject to a full valuation allowance. Excess tax benefits related to share-based compensation deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, we have not recorded deferred tax assets for these share-based compensation deductions included in our NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2016, deferred tax assets have not been recorded for state NOL carryforwards of approximately $527.8 million and research and experimentation tax credits of approximately $4.0 million. Upon adoption of ASU 2016-09 on January 1, 2017, unrecorded deferred tax assets for NOL carryforwards and research and experimentation credit carryforwards generated by excess tax benefits are required to be recorded, net of valuation allowances, by means of a cumulative-effect adjustment to equity. We do not expect the cumulative-effect adjustment to have a material impact on our net deferred tax assets.

We realized excess tax benefits related to share-based compensation in 2016, 2015 and 2014 for income tax purposes and have increased additional paid-in capital in the amount of approximately $185.4 million, $302.1 million and $252.6 million, respectively. Effective January 1, 2017, ASU 2016-09 requires that all excess tax benefits and tax deficiencies related to share-based compensation be recognized in the income tax provision as a discrete item in the reporting period in which they occur. We have recorded deferred income taxes related to net unrealized gains on securities as a component of accumulated other comprehensive income resulting in a deferred income tax liability at December 31, 2016 and 2015 of $69.3 million and $129.9 million, respectively.

In 2015, we acquired all of the outstanding common stock of Receptos. The acquisition was accounted for using the acquisition method of accounting, and we recorded a deferred tax liability of $2.519 billion related to the acquisition. Upon integration of the acquired assets into our offshore research, manufacturing, and commercial operations, the deferred tax liability was reclassified to a non-current tax liability. This liability represents an estimate of income tax that may be incurred in the future. This income tax liability is contingent upon successful development of the acquired IPR&D into a commercially viable product and would be incurred over the product's economic useful life.

Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development tax credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Our U.S. federal income tax returns have been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010, and 2011 are currently under examination by the IRS. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

	2016	2015
Balance at beginning of year	$325.8	$251.8
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(11.1)	—
Increases related to current year tax positions	108.3	84.8
Settlements	(0.3)	—
Lapses of statutes of limitations	(8.5)	(10.8)
Balance at end of year	$414.2	$325.8

These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $388.3 million would have a net impact on the effective tax rate. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. Accrued interest at December 31, 2016 and 2015 is approximately $40.1 million and $32.6 million, respectively.

We have recorded changes in the liability for unrecognized tax benefits related to income tax audits in various taxing jurisdictions. The liability for unrecognized tax benefits is expected to increase in the next twelve months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or expirations of statutes of limitations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or expirations of statutes of limitations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

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

Acceleron Pharma (Acceleron): We have worldwide strategic collaboration agreements with Acceleron for the joint development and commercialization of sotatercept (ACE-011) and luspatercept (ACE-536). Luspatercept is currently in phase III studies for beta-thalassemia and MDS.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The sotatercept agreement may be terminated by us, at our sole discretion, at any time or by either party, among other things, upon a material breach by the other party. The luspatercept agreement may be terminated by us, at our sole discretion, or by either party, among other things, upon a material breach by the other party.

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

In June 2014, we exercised our option to license AG-221 (enasidenib) from Agios on an exclusive worldwide basis, with Agios retaining the right to conduct a portion of commercialization activities for enasidenib in the United States. Enasidenib is currently in a phase III study in patients that present an isocitrate dehydrogenase-2 (IDH2) mutation in relapsed refractory acute myeloid leukemia (rrAML). A New Drug Application (NDA) was submitted to the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2016 based on Phase I/II data generated in the rrAML population.

In January 2015, we exercised our option to an exclusive license from Agios to AG-120, an orally available, selective inhibitor of the mutated isocitrate dehydrogenase-1 (IDH1) protein for the treatment of patients with cancers that harbor an IDH1 mutation, outside the United States, with Agios retaining the right to conduct development and commercialization within the United States. In May 2016, we agreed to return to Agios the AG-120 lead development candidate. As a result, Agios obtained global rights to AG-120 and the IDH1 program. Neither Agios nor Celgene have any continuing financial obligation, including royalties or milestone payments, to the other concerning AG-120 or the IDH1 program.

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

In connection with the 2016 Collaboration Agreement, we made an initial upfront payment to Agios in the amount of $200.0 million for the initial four-year term. We have specified rights to extend the term by paying a per-year extension fee. We will pay Agios a designation fee for each program that we designate for further development and for each continuation program.  For each program as to which we exercise our option to develop and commercialize, we will pay Agios an option exercise fee of at least $30.0 million for any designated development program and for any continuation programs, plus up to $169.0 million (or up to $209.0 million for one program designated by Celgene which will have a profit and cost share of 65 percent for Celgene and 35 percent for Agios) in clinical and regulatory milestone payments (and in the case of licensed programs in the I&I field, up to $386.0 million in clinical, regulatory and commercial milestone payments, as well as double-digit tiered royalties on any net sales). Agios will remain responsible for the initial phase I dose escalation study for each program including associated costs.

The 2016 Collaboration Agreement may be terminated by us at our sole discretion on a program-by-program basis upon 90 days prior written notice, or by either party for material breach or bankruptcy by the other party.

Sutro Biopharma, Inc. (Sutro): In December 2012, we entered into a collaboration and license agreement with Sutro for the development of an antibody drug conjugate (ADC) and a bispecific antibody construct (BAC).  Sutro controls and conducts initial development activities.  We have the right to select one ADC among a number of different sequence-payload combinations and positional variants, and one BAC. Sutro is obligated to provide adequate quantities of any selected ADC and selected BAC to allow us to conduct all necessary preclinical studies, including toxicology and pharmacokinetics studies.

Under the terms of the 2012 agreement, Sutro received payments totaling $35.0 million, which included an equity investment and other rights. In addition, the 2012 agreement includes certain development and regulatory milestones that could total up to $204.0 million for a selected ADC if approved in multiple indications, and up to $279.0 million for a selected BAC if approved in multiple indications, as well as tiered royalties based on annual net sales of licensed products.

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

Under the terms of the 2014 agreement, Sutro received payments totaling $95.0 million, which included an equity investment that increased our ownership to approximately 15%, rights with respect to manufacturing and supply of BAC and ADC development candidates, and an option to acquire all of the outstanding equity of Sutro based on a pre-specified valuation procedure. The option is exercisable beginning September 2016 and expires upon the termination of the research term (as extended).

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

bluebird bio, Inc. (bluebird):  In June 2015, we amended and restated the March 2013 collaboration agreement with bluebird. The amended and restated collaboration focuses on the discovery, development and commercialization of novel disease-altering gene therapy product candidates targeting BCMA. BCMA is a cell surface protein that is expressed in normal plasma cells and in most multiple myeloma cells, but is absent from other normal tissues. The collaboration applies gene therapy technology to modify a patient’s own T-cells, known as chimeric antigen receptor (CAR) T-cells, to target and destroy cancer cells that express BCMA. We have an option to license any anti-BCMA products resulting from the collaboration after the completion of a phase I clinical study by bluebird.

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

Under the collaboration, the parties perform initial research and development for a term of four years. If, during such research term, a drug candidate meets certain criteria, then the parties enter into a pre-negotiated license agreement and the collaboration continues until all license agreements have expired and all applicable royalty terms under the collaboration with respect to the particular products have expired. Each license agreement, if not terminated sooner, expires upon the expiration of all applicable royalty terms under such agreement. Upon the expiration of each license agreement, we will have an exclusive, fully-paid, royalty-free license to use the applicable FORMA intellectual property to manufacture, market, use and sell the product developed under such agreement outside of the United States. As of December 31, 2016, we have entered into five such license agreements with FORMA and paid the applicable upfront payments under such license agreements totaling $118.0 million.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assume responsibility for all global development activities and costs after completion of phase I clinical trials. FORMA retains U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization.

Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations with successive terms of two years each for additional payments totaling approximately $375.0 million. If we exercise our option to enter into both of these additional collaborations, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly owned assets within FORMA at that time. As of December 31, 2016, we have entered into two such license agreements with FORMA under the second collaboration and paid the applicable upfront payments under such licenses totaling $41.0 million.

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

The collaboration agreement also includes option exercise payments and payments for achievement of development, regulatory and commercial milestones, paid on a per-program basis. For the demcizumab program, these contingent payments could total up to approximately $790.0 million, including a $70.0 million payment due as a result of predetermined safety criteria in phase II clinical trials achieved on December 31, 2015. For the anti-DLL4/VEGF bispecific antibody program, contingent payments could total up to $505.0 million. For the other four programs, each program is eligible for up to approximately $440.0 million of contingent payments. OncoMed could also receive more than $100.0 million in contingent payments for the small molecule program.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AstraZeneca PLC (AstraZeneca): In April 2015, we entered into a strategic collaboration agreement with MedImmune Limited (MedImmune), a subsidiary of AstraZeneca, to develop and commercialize durvalumab, a novel anti-PD-L1 monoclonal antibody, for hematologic malignancies. The agreement provides for a negotiation period to expand the agreement for other immuno-therapeutics. Under the terms of the agreement, we made an upfront payment of $450.0 million to MedImmune. We lead clinical development across all new clinical trials within the collaboration and are responsible for all costs associated with such trials until December 31, 2016, after which we will be responsible for 75 percent of those costs. We also will be responsible for the global commercialization of approved durvalumab indications in hematology, and will receive royalty rates starting at 70 percent of worldwide sales from all uses in hematology. Royalty rates will decrease gradually to 50 percent over a period of 4 years after the start of commercial sales. The agreement may be terminated at our discretion upon nine months’ prior written notice to MedImmune, and by either party upon material breach of the other party, subject to cure periods. The agreement, if not terminated sooner, expires upon the expiration of all applicable royalty terms under such agreement.

Lycera Corp. (Lycera): In June 2015, we entered into a collaboration and option agreement with Lycera. Under the agreement, the parties will support the development of Lycera’s portfolio of immune modulator assets, including (1) oral agonists that target RORy, a master control switch of immune system activation, for the potential treatment of a broad range of cancers, and (2) LYC-30937, an oral gut-directed ATPase modulator currently in phase II clinical studies. In addition, we have an exclusive right to acquire Lycera at a later date at a purchase price based upon future independent company valuations.

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

The agreement has an initial term of three and may be terminated earlier at our discretion upon six months’ prior written notice to Lycera and by either party upon material breach of the other party, subject to cure periods. In December 2015, we entered into a license agreement with Lycera, under which Lycera granted to us an exclusive license for Lycera’s portfolio of novel ex vivo RORy agonist compounds and we made a $17.5 million upfront payment which is included in research and development expense.

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

Upon closing, we made a $1.000 billion payment to Juno, of which $575.1 million was recorded to research and development expense as a collaboration-related upfront expense and the balance of the payment was recorded as an equity investment in Available-for-sale marketable securities.

The collaboration agreement has an initial term of ten years. If the parties enter into any pre-negotiated license or co-commercialization agreement during the initial term, the collaboration agreement will continue until all such license and co-

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commercialization agreements have expired. The collaboration agreement may be terminated at our discretion upon 120 days prior written notice to Juno and by either party upon material breach of the other party, subject to cure periods.

In April 2016, we exercised our option to develop and commercialize Juno’s CD19 program outside North America and China and entered into a pre-negotiated license agreement with Juno with respect to such program by making a $50.0 million license payment.

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

Jounce Therapeutics, Inc. (Jounce): In July 2016, we entered into a collaboration agreement with Jounce for the development and commercialization of immunotherapies for cancer, including Jounce’s lead product candidate, JTX-2011, targeting ICOS (the Inducible T cell CO-Stimulator), up to four early stage programs to be selected from a defined pool of B cell, T regulatory cell and tumor-associated macrophage targets emerging from Jounce’s research platform, and a Jounce checkpoint immuno-oncology program. Under the terms of the collaboration agreement we made an upfront payment to Jounce in the amount of $237.6 million for the initial four year term. Jounce is also eligible to receive regulatory, development, and net sales milestone payments.

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

Other Collaboration Arrangements in 2016:    In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during 2016 that include the potential for future milestone payments of up to an aggregate $95.0 million related to the attainment of specified developmental, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information related to our collaboration agreements is presented below:

		Year ended December 31,					As of December 31,[1]
		Research and Development Expense
		Upfront Fees	Milestones	Extension/ Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Acceleron	2016	$—	$15.0	$—	$—	$32.0	$—	$138.1	14%
	2015	—	—	—	—	—	—	224.9	14%
	2014	—	—	—	—	52.4
	2013 and prior	70.0	44.5	—	—	40.5

Agios	2016	200.0	25.0	—	0.8	—	0.2	218.8	12%
	2015	9.0	—	—	—	—	1.0	340.4	13%
	2014	—	—	20.0	—	38.3
	2013 and prior	121.2	—	40.0	—	50.3

AstraZeneca	2016	—	—	—	—	—	—	N/A	N/A
	2015	450.0	—	—	—	—	—	N/A	N/A

bluebird	2016	10.0	—	—	8.3	50.0	11.8	40.6	2%
	2015	—	—	—	4.9	—	20.2	N/A	N/A
	2014	—	—	—	0.1	—
	2013 and prior	74.7	—	—	—	—

FORMA	2016	71.0	—	—	—	—	—	N/A	N/A
	2015	59.0	—	—	—	—	0.1	N/A	N/A
	2014	225.0	—	—	0.1	—
	2013 and prior	52.8	—	—	—	—

Jounce	2016	237.6	—	—	—	23.6	—	23.6	11%

Juno[3]	2016	50.0	—	—	—	41.0	—	193.7	10%
	2015	575.1	—	—	—	424.9	—	401.8	9%

Lycera	2016	—	—	—	—	—	3.0	10.0	8%
	2015	87.0	—	—	—	10.0	3.0	10.0	8%

NantBioScience[2]	2016	—	—	—	—	—	—	90.0	13%
	2015	—	—	—	—	—	—	90.0	13%
	2014	50.0	—	—	—	90.0

Nurix	2016	—	—	—	—	—	0.2	17.0	11%
	2015	149.8	—	—	—	17.0	0.2	17.0	11%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Year ended December 31,					As of December 31,[1]
		Research and Development Expense
		Upfront Fees	Milestones	Extension/ Termination of Agreements	Amortization of Prepaid Research and Development	Equity Investments Made During Period	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
OncoMed	2016	—	—	—	—	15.0	—	22.9	8%
	2015	2.5	70.0	—	—	—	—	33.1	5%
	2014	2.5	—	—	—	—
	2013 and prior	155.0	—	—	—	22.2

Sutro	2016	—	35.0	—	17.0	—	5.9	17.6	15%
	2015	—	—	—	4.8	—	22.9	17.6	16%
	2014	72.6	—	—	0.2	11.9
	2013 and prior	26.3	—	—	2.3	5.7

Other Collaboration Arrangements	2016	247.0	1.5	8.8	0.2	7.7	1.3	79.6	N/A
	2015	69.8	8.0	18.1	21.1	65.0	25.2	194.3	N/A
	2014	103.5	8.3	—	22.8	65.6
1 Year-end balance and percentage of outstanding equity are presented for the current and prior year.
2 $25.0 million of expense related to the settlement of contingent matching contributions was also recognized in 2014 at the inception of the collaboration agreement with NantBioScience and included in Selling, General and Administrative expense.
3 See Note 6 for additional information relating to our equity investment balance in Juno.

18.   Commitments and Contingencies
Contingent Value Rights: In connection with the acquisition of Abraxis in 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the NASDAQ Global Market under the symbol "CELGZ." The fair value of the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the Abraxis acquisition date, we measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings. The fair value of our liability related to the CVRs was $44.6 million at the end of 2016 compared to $51.9 million at the end of 2015.
For each full one-year period ending December 31 during the term of the CVR Agreement, which we refer to as a net sales measuring period, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of net sales related payments, calculated as follows:

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

In addition to the above, each holder of a CVR was entitled to receive a pro rata portion of two potential contingent milestone payments. The first contingent milestone payment was not achieved, as the October 2012 FDA approval of ABRAXANE® for use in the treatment of NSCLC did not result in the use of a marketing label that included a progression-free survival claim. The second contingent milestone payment was achieved upon the FDA approval of ABRAXANE® for use in the treatment of pancreatic cancer

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

permitting us to market with a label that included an overall survival claim. This approval resulted in a subsequent payment of $300.0 million to CVR holders in October 2013.

Leases:  We lease offices and research facilities under various operating lease agreements in the United States and international markets. We also lease automobiles and certain equipment in these same markets. At December 31, 2016, the non-cancelable lease terms for the operating leases expire at various dates between 2017 and 2025 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are:

Operating Leases
2017	$55.4
2018	42.7
2019	31.7
2020	26.7
2021	21.7
Thereafter	35.2
Total minimum lease payments	$213.4

Total rental expense under operating leases was approximately $69.5 million in 2016, $66.2 million in 2015 and $62.2 million in 2014.

Lines of Credit: We maintain lines of credit with several banks to support our hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of our subsidiaries. Lines of credit supporting our hedging programs as of December 31, 2016 allowed us to enter into derivative contracts with settlement dates through 2020. As of December 31, 2016, we have entered into derivative contracts with net notional amounts totaling $9.170 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2016 allowed us to have letters of credit and guarantees issued on behalf of our subsidiaries totaling $132.7 million.

Other Commitments:  Our obligations related to product supply contracts totaled $172.2 million at December 31, 2016. In addition, we have committed to invest an aggregate $66.0 million in investment funds, which are callable at any time.

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements, as identified in Note 17 above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets at December 31, 2016 and 2015.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, costs and significant payments, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Pending patent proceedings include challenges to the scope, validity and/or enforceability of our patents relating to certain of our products, uses of products or processes. Further, we are subject to claims of third parties that we infringe their patents covering products or processes. Although we believe we have substantial defenses to these challenges and claims, there can be no assurance as to the outcome of these matters and an adverse decision in these proceedings could result in one or more of the following: (i) a loss of patent protection, which could lead to a significant reduction of sales that could materially affect our future results of operations, cash flows or financial condition (ii) our inability to continue to engage in certain activities, and (iii) significant liabilities, including payment of damages, royalties and/or license fees to any such third party.

Among the principal matters pending are the following:

Patent-Related Proceedings:

REVLIMID®: In 2012, our European patent EP 1 667 682 (the ’682 patent) relating to certain polymorphic forms of lenalidomide expiring in 2024 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined that the ’682 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, which stays any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

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

We believe that our patent portfolio for lenalidomide in Europe, including the composition of matter patent which expires in 2022, is strong and defensible. Although we believe that we will prevail in the EPO proceedings, in the event these patents are found not to be valid, we still expect that we will have patent protection in the EU for lenalidomide through at least 2022.

We received a Notice Letter dated September 9, 2016 from Dr. Reddy’s Laboratories (DRL) notifying us of DRL’s Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800, 7,855,217, 7,968,569, 8,530,498, 8,648,095, 9,101,621, and 9,101,622 that are listed in the Orange Book for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules.

In response to the Notice Letter, we timely filed an infringement action against DRL in the United States District Court for the District of New Jersey on October 20, 2016. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) March 9, 2019. On November 18, 2016, DRL filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. On December 27, 2016, we filed a reply to DRL’s counterclaims. The court has not yet entered a scheduling order.

POMALYST®: In 2015, our European patent EP 2 105 135 (the ’135 patent) relating to certain pharmaceutical compositions for treating cancer expiring in 2023 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd., Accord Healthcare Ltd., Hexal AG, IPS Intellectual Property Services, Synthon B.V., and Actavis Group PTC EHF. On December 19, 2016 the EPO determined that the ’135 patent was not valid. Celgene plans to appeal the EPO ruling to the EPO Board of Appeal, which will have the effect of staying any revocation of the patent until the appeal is finally adjudicated. Upon the filing of an appeal, we would not anticipate a decision from the EPO Board of Appeal for several years. Regulatory exclusivity for POMALYST® will expire in Europe in 2023. We have applied for Supplementary Protection Certificates (SPC’s) in each member state in Europe, which if granted, will extend the patent term of the ‘135 patent by five years. The patent will then expire in 2028 in each member state that grants the SPC assuming the ‘135 patent is deemed to be valid.

OTEZLA® (Apremilast):  In February 2015, Polypharma S.A., Teva Pharmaceuticals, Ltd., Zentiva k.s. and LEK Pharmaceutical d.d. opposed Celgene’s European patent EP 2 276 483 (the ‘483 patent), which is directed to certain crystalline forms of apremilast. An oral hearing is scheduled for March 21, 2017 at the EPO to determine the validity of the ‘483 patent. This patent will expire

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on March 27, 2028 and has been granted an SPC which extends the patent term to January 16, 2030. The regulatory exclusivity will expire on January 15, 2025.

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

On December 8, 2015, Lannett filed an answer and counterclaims asserting that the patents-in-suit are invalid, unenforceable, and/or not infringed and on January 19, 2016 we filed a reply to Lannett's counterclaims. On April 18, 2016, Lannett amended its answer to narrow the scope of its unenforceability counterclaims and we filed an amended reply on May 5, 2016. Fact discovery is currently set to close on April 6, 2017. The Court has not set dates for Markman briefing, hearing, close of expert discovery, or trial.

ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin bound): We received a Notice Letter dated February 23, 2016 from Actavis LLC (Actavis) notifying us of Actavis’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,820,788; 7,923,536; 8,138,229; and 8,853,260 that are listed in the Orange Book for ABRAXANE®. We then received a Notice Letter dated October 25, 2016 from Cipla Limited (Cipla) notifying us of Cipla’s ANDA, which contains Paragraph IV certifications against the same four patents for ABRAXANE®. Actavis and Cipla are seeking to manufacture and market a generic version of ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) 100 mg/vial.

On April 6, 2016, we filed an infringement action against Actavis in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Actavis’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 24, 2018. On May 3, 2016, Actavis filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed and we filed a reply to Actavis’s counterclaims on June 10, 2016. Fact discovery is currently set to close on May 15, 2017 and expert discovery is currently set to close on November 17, 2017. The Court has not yet set a date for a trial.

On December 8, 2016, we filed an infringement action against Cipla in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) April 25, 2019. Cipla filed an answer and counterclaims on January 20, 2017 asserting that the patents are invalid and/or not infringed. Our reply is due on February 24, 2017. A scheduling conference will be held on February 23, 2017.

On January 13, 2017, the UK High Court of Justice handed down a ruling after a hearing held on December 20, 2016 in which Celgene argued that the UK Intellectual Property Office improperly rejected our request for an SPC to the ABRAXANE® patent UK No. 0 961 612 (the ‘612 patent). In that ruling, the High Court referred the matter to the Court of Justice for the EU (“CJEU”). No hearing date has been set at the CJEU. If the CJEU were to find in Celgene’s favor, the SPC would not only be granted in the UK, but in other jurisdictions that have previously rejected our initial request including Germany, Sweden and Ireland. The ‘612 patent will expire in Europe in September, 2017. However, if the SPC is granted, the patent will expire in 2022. Data exclusivity in Europe will expire in January 2019.

Proceedings involving the USPTO:

Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the United States Patent and Trademark Office (USPTO) to institute a post grant review. On April 23, 2015, we were informed that the Coalition for Affordable Drugs VI LLC filed petitions for Inter Partes Review (IPRs) challenging the validity of Celgene’s patents U.S. 6,045,501 (the ‘501 patent) and U.S. 6,315,720 (the ‘720 patent) covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

July 21, 2016; the decisions, rendered on October 26, 2016, held that the ’501 and ’720 patents are invalid, primarily due to obviousness in view of certain publications. On November 25, 2016, we requested a rehearing with respect to these patents.

An appeal of the final written decisions of the PTAB can be made to the United States Court of Appeals for the Federal Circuit within 63 days of PTAB’s final action on our November 25, 2016 rehearing request. The ’501 and ’720 patents remain valid and enforceable pending rehearing and appeal. We retain other patents covering certain aspects of our REMS program, as well as other patents that cover our products that use our REMS system. We are evaluating the decisions, and we intend to continue to vigorously defend our intellectual property rights.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the rest of the claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015 we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

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

The relator (the person who brought the lawsuit on behalf of the government) submitted an expert report that, based on certain theories, purported to calculate damages and penalties. On July 25, 2016, we filed a motion to strike the relator’s expert report, and on August 23, 2016, the Magistrate Judge granted our motion striking substantial portions of the report, which significantly reduced the expert’s calculation of damages and penalties. The relator appealed this decision to the District Court judge.

The parties filed a Joint Stipulation regarding Defendant Celgene's Motion for Summary Judgment Or, In the Alternative, Partial Summary Judgment on August 29, 2016. On December 28, 2016, the court entered an order granting in part and denying in part Celgene’s motion for summary judgment.  Specifically, the court dismissed plaintiff’s anti-kickback claims and all claims related to prescriptions submitted to TRICARE, the Veterans Administration and the Tennessee, Texas and Wisconsin Medicaid programs. The court denied Celgene’s motion as to all other issues and upheld the District Court’s decision to strike substantial portions of the relator’s expert report. On January 30, 2017, we filed a Motion for Reconsideration of The Order Partially Denying Summary Judgment Or For Certification For Immediate Appeal And Stay. This motion seeks to dispose of the remainder of the relator’s claims. No trial date has been set. While we believe that the relator's remaining claims and requested damages are unsubstantiated, we are unable at this time to predict the outcome of this matter or the ultimate legal and financial liability, if any, and cannot reasonably estimate the possible loss or range of loss, if any. We intend to vigorously defend against the claims in this action.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2014, we received a letter purportedly on behalf of a stockholder demanding access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company complied with the demand, as modified through negotiation with counsel for the purported stockholder. In July 2014, we received a letter purportedly on behalf of two stockholders (one of which was referenced in the February 2014 letter) demanding, primarily on the basis of the allegations in the Brown Action, that our board of directors take action on the Company’s behalf to correct alleged deficiencies in the Company’s internal controls and to recover from current and past directors and officers damages those stockholders allege to have resulted from breaches of fiduciary duties related to the matters alleged in the Brown Action (the Demand). Our Board formed a Demand Investigation Committee, and with the assistance of independent counsel retained by it, the Demand Investigation Committee considered the issues raised in the stockholders’ letter. In October 2015, the Demand Investigation Committee reported to the Board of Directors, and the Board of Directors accepted the Committee’s recommendation, that the Company take no action at this time, legal or otherwise, in response to the stockholders’ demands. In November 2015, we received another letter purportedly on behalf of the same two stockholders demanding access to certain books and records of the Company for the purpose of investigating whether the Demand was wrongfully refused, the independence, good faith and due care of the Demand Investigation Committee, and whether the Demand Investigation Committee conducted a reasonable investigation of the Demand. On February 22, 2016, the Company produced additional documents pursuant to the November 2015 letter.

In November 2014, we received another letter purportedly on behalf of a stockholder demanding access to certain books and records of the Company for the purpose of investigating matters pertaining to the Brown Action. The Company complied with the demand, as modified through negotiation with counsel for the purported stockholder, and in November 2015 the stockholder filed a complaint in Delaware Chancery Court asserting derivative claims on behalf of the Company against eight current, and four former members of the Board of Directors. On November 23, 2016, the court entered an order dismissing the amended complaint as a result of plaintiff’s withdrawal of the lawsuit.

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales and a 2.5% royalty on POMALYST®/IMNOVID® net sales under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement.

On July 8, 2014, CR Rev Holdings, LLC (CR Rev) filed a complaint against Celgene in the same action. CR Rev alleged that CMCC sold and assigned a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID® to CR Rev. CR Rev has alleged causes of action with respect to REVLIMID® identical to those alleged by CMCC, and sought unspecified damages and a declaration that the license agreement is still in effect.

On February 2, 2017, we entered into a Settlement Agreement with CMCC and CR Rev resolving the litigation, providing CMCC with a payment of $198.5 million (see Note 9) and providing us with an exclusive, worldwide, royalty free license to certain patent rights.  The Settlement Agreement also provides for potential contingent royalty and other payments, which have not been accrued for as we do not believe such payments are probable.

On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various state antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories (Barr) allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits against Barr and Natco Pharma Limited in order to allegedly delay those companies from obtaining approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payers, is seeking injunctive relief and damages. On February 6, 2015, we filed a motion to dismiss IUB’s complaint. On March 3, 2015, the City of Providence (“Providence”) filed a similar putative class action making similar allegations. Both IUB and Providence, on behalf of themselves and a putative class of third party payers, are seeking injunctive relief and damages. Providence agreed that the decision in the motion to dismiss IUB’s complaint would apply to the identical claims in Providence’s complaint. A supplemental motion to dismiss Providence's state law claims was filed on April 20, 2015. On October 30, 2015, the court denied our motion to dismiss on all grounds.

Celgene filed its Answer to the IUB and Providence complaints on January 11, 2016. The completion of fact discovery and expert discovery is scheduled for February 1, 2018 and July 15, 2018, respectively. No trial date has been set. We intend to vigorously defend against IUB and Providence’s claims.

In December 2015, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, and in November 2016, we received a second subpoena related to the same inquiry. The materials requested primarily relate to patient assistance

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

programs, including our support of 501(c)(3) organizations that provide financial assistance to eligible patients. We are cooperating with these requests.

19.   Geographic and Product Information
Operations by Geographic Area:    Revenues primarily consisted of sales of our primary commercial stage products including REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®) and THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.). In addition, we earn revenue from other product sales and licensing arrangements.

Revenues	2016	2015	2014
United States	$7,009.5	$5,604.0	$4,482.8
Europe	3,046.4	2,624.3	2,310.8
All other	1,173.3	1,027.7	876.8
Total revenues	$11,229.2	$9,256.0	$7,670.4

Long-Lived Assets[1]	2016	2015
United States	$667.4	$585.5
Europe	250.8	215.2
All other	11.6	13.4
Total long lived assets	$929.8	$814.1

[1]	Long-lived assets consist of net property, plant and equipment.

Revenues by Product: Total revenues from external customers by product for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
REVLIMID®	$6,973.6	$5,801.1	$4,980.0
POMALYST®/IMNOVID®	1,310.7	983.3	679.7
OTEZLA®	1,017.2	471.7	69.8
ABRAXANE®	973.4	967.5	848.2
VIDAZA®	608.0	590.7	611.9
azacitidine for injection	66.0	83.9	78.2
THALOMID®	152.1	185.4	221.2
ISTODAX®	79.3	69.1	65.6
Other	4.3	8.4	9.2
Total net product sales	11,184.6	9,161.1	7,563.8
Other revenue	44.6	94.9	106.6
Total revenue	$11,229.2	$9,256.0	$7,670.4

Major Customers: We sell our products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of our total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. During the three-year period of 2016, 2015 and 2014, customers that accounted for more than 10% of our total revenue in at least one of those years are summarized below. The percentage of amounts due from these customers compared to total net accounts receivable is also summarized below as of December 31, 2016 and 2015.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2016	2015	2014	2016	2015
CVS	12.0%	10.7%	9.8%	7.9%	8.2%
McKesson Corp.	10.3%	8.5%	6.0%	9.1%	10.6%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   Quarterly Results of Operations (Unaudited)

2016	1Q	2Q	3Q3	4Q	Year
Total revenue	$2,511.6	$2,754.3	$2,982.8	$2,980.5	$11,229.2
Gross profit[1]	2,388.8	2,633.6	2,860.9	2,863.3	10,746.6
Income tax provision	120.9	96.9	85.4	70.1	373.3
Net income	800.7	598.2	171.4	428.9	1,999.2
Net income per share:[2]
Basic	$1.03	$0.77	$0.22	$0.55	$2.57
Diluted	$0.99	$0.75	$0.21	$0.53	$2.49
Weighted average shares:
Basic	780.6	775.6	775.8	776.8	777.2
Diluted	807.7	801.5	801.5	802.2	803.3

2015	1Q	2Q	3Q4	4Q	Year
Total revenue	$2,080.8	$2,277.8	$2,334.1	$2,563.3	$9,256.0
Gross profit[1]	1,951.2	2,153.3	2,202.7	2,433.8	8,741.0
Income tax provision	108.2	114.6	14.2	184.5	421.5
Net income (loss)	718.9	356.2	(34.1)	561.0	1,602.0
Net income (loss) per share:[2]
Basic	$0.90	$0.45	$(0.04)	$0.71	$2.02
Diluted	$0.86	$0.43	$(0.04)	$0.69	$1.94
Weighted average shares:
Basic	798.9	793.0	791.1	785.8	792.2
Diluted	834.1	825.3	791.1	816.5	824.9

[1]	Gross profit is computed by subtracting cost of goods sold (excluding amortization of acquired intangible assets) from net product sales.

[2]	The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

[3]	The decrease in net income in the third quarter of 2016 was primarily due to a $623.3 million research and development asset acquisition expense associated with the purchase of EngMab.

[4]	Net income for 2015 was a loss in the third quarter primarily due to costs related to collaborations and the acquisition of Receptos.

21. Subsequent Event

In January 2017, we entered into an agreement to acquire Delinia, Inc. (Delinia), a privately held biotechnology company developing novel therapeutics for autoimmune diseases. The transaction will expand our Inflammation and Immunology pipeline primarily through the acquisition of Delinia's lead program, DEL106, as well as related second generation programs. DEL106 is a novel IL-2 mutein Fc fusion protein designed to preferentially upregulate regulatory T cells (Tregs), immune cells that are critical to maintaining natural self-tolerance and immune system homeostasis. Under the terms of the agreement, we will make an initial payment of $300 million. Delinia shareholders will be eligible to receive up to an additional $475 million in contingent payments upon achievement of certain development, regulatory and commercial milestones. The transaction is anticipated to close in the first quarter of 2017.

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
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2016, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or COSO. Celgene Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting based on our audit.
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
In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by COSO in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 10, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
February 10, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
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

3.1	Certificate of Incorporation of the Company, as amended June 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed July 29, 2014).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 12, 2016).
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

4.6
Indenture, dated as of August 12, 2015, relating to the 2.125% Senior Notes due 2018, 2.875% Senior Notes due 2020, 3.550% Senior Notes due 2022, 3.875% Senior Notes due 2025 and the 5.000% Senior Notes due 2045, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2015).

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
10.1+
1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 30, 1997), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2+
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

10.3+
Form of Indemnification Agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.4+
Amended and Restated Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006), as amended by Amendment No. 1 thereto, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008), as further amended by Amendment No. 2 thereto, effective as of June 16, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 18, 2010), as further amended by Amendment No. 3 thereto, effective as of April 16, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016), as further amended by Amendment No. 4 thereto, effective as of March 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016).

Exhibit No.	Exhibit Description
10.5+
Celgene Corporation 2008 Stock Incentive Plan (Amended and Restated as of April 15, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 18, 2015), as amended on February 10, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2016).

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

10.8+
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

10.10†
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

10.11
Non-Competition, Non-Solicitation and Confidentiality Agreement between Celgene Corporation and Dr. Patrick Soon-Shiong, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 1, 2010).

10.12
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

10.13+	Letter Agreement between the Company and Jacqualyn A. Fouse, dated August 18, 2010 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 27, 2010).
10.14
Second Amended and Restated Credit Agreement among Celgene Corporation, the lender parties named therein, and Citibank, N.A., as administrative agent, dated as of April 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2015), as amended by FIRST AMENDMENT thereto dated as of July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016), as further amended by AMENDMENT NO. 2 thereto dated as of April 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016).

10.15+	Celgene Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).
10.16*+	Form of Stock Option Agreement.
10.17*+	Form of Restricted Stock Unit Agreement.
10.18+	Letter agreement with Mark J. Alles (incorporated by reference to Exhibit 10. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.19*+	Letter agreement with Rupert Vessey.
10.20†
License Agreement among the Company, Celgene Alpine Investment Company II LLC and Nogra Pharma Limited, dated as of April 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2014).

10.21+	Letter Agreement between the Company and Peter N. Kellogg, dated May 21, 2014 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 22, 2014).
10.22+	Letter Agreement between the Company and Scott Smith, dated July 27, 2015 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 10-Q filed on July 28, 2015).
10.23*+	Form of Performance Stock Unit Agreement.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.

Exhibit No.	Exhibit Description
24.1*	Power of Attorney
31.1*	Certification by the Company's Chief Executive Officer.
31.2*	Certification by the Company's Chief Financial Officer.
32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*
The following materials from Celgene Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

*Filed herewith.
† Confidential treatment requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+ Constitutes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
By:	/s/ Mark J. Alles Mark J. Alles Chief Executive Officer (principal executive officer)
________________________________________________________________________________________________________________________
Date: February 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Hugin Robert J. Hugin	Executive Chairman of the Board	February 10, 2017
/s/ Mark J. Alles Mark J. Alles	Chief Executive Officer (principal executive officer)/Director	February 10, 2017
/s/ Jacqualyn A. Fouse Jacqualyn A. Fouse	President and Chief Operating Officer/Director	February 10, 2017
/s/ Peter N. Kellogg Peter N. Kellogg	Chief Financial Officer (principal financial and accounting officer)	February 10, 2017
* Richard W. Barker	Director	February 10, 2017
* Michael W. Bonney	Director	February 10, 2017
* Michael D. Casey	Director	February 10, 2017
* Carrie S. Cox	Director	February 10, 2017
* Michael A. Friedman	Director	February 10, 2017
* Julia A. Haller	Director	February 10, 2017
* Gilla Kaplan	Director	February 10, 2017
* James Loughlin	Director	February 10, 2017
* Ernest Mario	Director	February 10, 2017

*By: /s/ Mark J. Alles
Mark J. Alles
Attorney-in-fact

Celgene Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
(In Millions)

Year ended December 31,	Balance at Beginning of Year	Charged to Expense or Sales		Deductions	Balance at End of Year

2016:
Allowance for doubtful accounts	$18.1	$1.0		$4.1	$15.0
Allowance for customer discounts	12.2	153.5	[1]	149.8	15.9
Subtotal	30.3	154.5		153.9	30.9
Allowance for sales returns	17.4	10.7	[1]	10.4	17.7
Total	$47.7	$165.2		$164.3	$48.6
2015:
Allowance for doubtful accounts	$20.6	$(0.1)		$2.4	$18.1
Allowance for customer discounts	11.5	111.7	[1]	111.0	12.2
Subtotal	32.1	111.6		113.4	30.3
Allowance for sales returns	10.2	16.3	[1]	9.1	17.4
Total	$42.3	$127.9		$122.5	$47.7
2014:
Allowance for doubtful accounts	$27.9	$(2.7)		$4.6	$20.6
Allowance for customer discounts	12.1	87.9	[1]	88.5	11.5
Subtotal	40.0	85.2		93.1	32.1
Allowance for sales returns	15.5	2.5	[1]	7.8	10.2
Total	$55.5	$87.7		$100.9	$42.3

[1]	Amounts are a reduction from gross sales.