Form 10-Q
period 2017-03-31
CELGENE CORP /DE/
filed 2017-04-27
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company

Emerging growth company
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 20, 2017, 780,824,335 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended March 31,
	2017	2016
Revenue:
Net product sales	$2,950	$2,495
Other revenue	10	17
Total revenue	2,960	2,512
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	113	106
Research and development	995	733
Selling, general and administrative	620	543
Amortization of acquired intangible assets	82	92
Acquisition related charges and restructuring, net	39	36
Total costs and expenses	1,849	1,510
Operating income	1,111	1,002
Other income and (expense):
Interest and investment income, net	15	7
Interest (expense)	(127)	(122)
Other income, net	26	35
Income before income taxes	1,025	922
Income tax provision	84	121
Net income	$941	$801
Net income per common share:
Basic	$1.21	$1.03
Diluted	$1.16	$0.99
Weighted average shares:
Basic	779.0	780.6
Diluted	811.2	807.7

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2017	2016
Net income	$941	$801
Other comprehensive income (loss):
Foreign currency translation adjustments	10	18

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding (losses)	(81)	(221)
Tax (expense) benefit	—	10
Unrealized holding (losses), net of tax	(81)	(211)

Reclassification adjustment for (gains) included in net income	(84)	(86)
Tax (benefit)	(1)	(1)
Reclassification adjustment for (gains) included in net income	(85)	(87)

Net unrealized gains (losses) on marketable securities available-for-sale:
Unrealized holding gains (losses)	227	(382)
Tax (expense) benefit	(80)	139
Unrealized holding gains (losses), net of tax	147	(243)

Reclassification adjustment for losses included in net income	—	10
Tax (benefit)	—	(3)
Reclassification adjustment for losses included in net income	—	7
Total other comprehensive (loss)	(9)	(516)
Comprehensive income	$932	$285

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$5,273	$6,170
Marketable securities available-for-sale	3,588	1,800
Accounts receivable, net of allowances of $33 and $31 at March 31, 2017 and December 31, 2016, respectively	1,614	1,621
Inventory	509	498
Other current assets	633	779
Total current assets	11,617	10,868
Property, plant and equipment, net	958	930
Intangible assets, net	10,307	10,392
Goodwill	4,866	4,866
Other non-current assets	1,072	1,030
Total assets	$28,820	$28,086
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	500	501
Accounts payable	240	247
Accrued expenses and other current liabilities	1,808	2,115
Income taxes payable	25	41
Current portion of deferred revenue	56	55
Total current liabilities	2,629	2,959
Deferred revenue, net of current portion	29	28
Income taxes payable	441	420
Other non-current tax liabilities	2,519	2,519
Other non-current liabilities	1,774	1,771
Long-term debt, net of discount	13,784	13,789
Total liabilities	21,176	21,486
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 958.7 million and 954.1 million shares at March 31, 2017 and December 31, 2016, respectively	10	10
Common stock in treasury, at cost; 177.7 million and 175.5 million shares at March 31, 2017 and December 31, 2016, respectively	(16,557)	(16,281)
Additional paid-in capital	12,749	12,378
Retained earnings	11,032	10,074
Accumulated other comprehensive income	410	419
Total stockholders’ equity	7,644	6,600
Total liabilities and stockholders’ equity	$28,820	$28,086

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$941	$801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32	29
Amortization and impairment charges	89	113
Deferred income taxes	(80)	(43)
Change in value of contingent consideration	39	33
(Gain) on sale of business	—	(38)
Share-based compensation expense	153	146
Share-based employee benefit plan expense	10	9
Derivative instruments	7	21
Other, net	(14)	(1)
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	17	23
Inventory	(10)	(26)
Other operating assets	29	39
Accounts payable and other operating liabilities	(365)	(130)
Income tax payable	4	22
Deferred revenue	1	2
Net cash provided by operating activities	853	1,000
Cash flows from investing activities:
Proceeds from sales of marketable securities available-for-sale	266	314
Purchases of marketable securities available-for-sale	(1,802)	(285)
Capital expenditures	(62)	(60)
Purchases of investment securities	(66)	(79)
Other	4	—
Net cash (used in) investing activities	(1,660)	(110)
Cash flows from financing activities:
Payment for treasury shares	(293)	(1,410)
Net proceeds from common equity put options	—	3
Net proceeds from share-based compensation arrangements	184	62
Net cash (used in) financing activities	(109)	(1,345)
Effect of currency rate changes on cash and cash equivalents	19	20
Net (decrease) in cash and cash equivalents	(897)	(435)
Cash and cash equivalents at beginning of period	6,170	4,880
Cash and cash equivalents at end of period	$5,273	$4,445

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2017	2016
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available-for-sale	$(227)	$382
Investment in Human Longevity, Inc. common stock	$—	$40
Supplemental disclosure of cash flow information:
Interest paid	$198	$201
Income taxes paid	$128	$102

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. We are subject to certain risks and uncertainties related to, among other things, product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, outcome of legal and governmental proceedings, credit risk, technological change and product liability.

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

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report on Form 10-K).

2. New Accounting Standards

New accounting standards which have been adopted

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11). ASU 2015-11 applies only to inventory for which cost is determined by methods other than last in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was effective for us beginning in the first quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, "Investments-Equity Method and Joint Ventures" (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been held. Under the new guidance, available-for-sale equity securities that become qualified for the equity method of accounting will result in the recognition through earnings of the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 was effective for us beginning in the first quarter of 2017. The adoption of this updated standard did not have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation-Stock Compensation" (ASU 2016-09). The new standard was effective for us on January 1, 2017. Among other provisions, the new standard requires that excess tax benefits and tax deficiencies that arise upon vesting or exercise of share-based payments be recognized as income tax benefits and expenses in the income statement. Previously, such amounts were recorded to additional paid-in-capital. This aspect of the new guidance was required to be adopted prospectively, and accordingly, the income tax provision for the period ended March 31, 2017 includes $75 million of excess tax benefits arising from share-based compensation awards that vested or were exercised during the period. In addition, at January 1, 2017, the Company recorded a cumulative-effect adjustment to retained earnings, with a corresponding increase to net deferred tax assets, in the amount of $18 million related to previously unrecognized excess tax benefits outstanding in the Consolidated Balance Sheet. In addition, the adoption of the new standard increased the diluted share count for the first quarter of 2017 by approximately 7 million shares. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that excess income tax benefits and tax deficiencies be classified in Cash flows from operating activities (such amounts were previously included in Cash flows from financing activities). The Company elected to adopt this aspect of the new guidance retrospectively, and accordingly, to conform to the current year presentation, $25 million of excess tax benefits were reclassified from Net Cash Used in Financing Activities to Net Cash Provided by Operating Activities and included within the change in Income taxes payable in the Consolidated Statement of Cash Flows for the period ended March 31, 2016. As a result, Net Cash Used in Financing Activities increased by $25 million with a corresponding increase in Net Cash Provided by Operating Activities in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2016.
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

We have substantially completed an analysis of existing contracts with our customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Based on our review of current customer contracts, we do not expect the implementation of ASU 2014-09 to have a material quantitative impact on our consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. In limited instances, we may recognize revenue earlier than under the current standard. Currently, we defer certain revenue where the price pursuant to the underlying customer arrangement is not fixed and determinable. Under the new standard, such customer arrangements will be accounted for as variable consideration, which may result in revenue being recognized earlier provided we can reliably estimate the ultimate price expected to be realized from the customer. The new standard will result in additional revenue-related disclosures in the footnotes to our consolidated financial statements. We will continue to assess new customer

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contracts throughout 2017. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying such changes.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective for us beginning in the first quarter of 2018 and early adoption is available to publicly traded companies for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures, as we held publicly traded equity investments as of March 31, 2017 with a fair value of approximately $1.2 billion in a net unrealized gain position of $446 million as of March 31, 2017, as well as equity investments accounted for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available-for-sale equity investments will be reflected in net income after adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of approximately $213 million as of December 31, 2016 under our current portfolio of non-cancelable leased office and research facilities with various expirations dates between 2017 and 2025 as included in our 2016 Annual Report on Form 10-K. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations” (ASU 2017-01). ASU 2017-01 provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. We anticipate that the adoption of this standard will result in more acquisitions being accounted for as asset acquisitions.

3. Acquisitions and Divestitures

Acquisitions

Delinia, Inc. (Delinia): On February 3, 2017, we acquired all of the outstanding shares of Delinia, a privately held biotechnology company focused on developing novel therapeutics for the treatment of autoimmune diseases. The transaction expands our Inflammation and Immunology pipeline primarily through the acquisition of Delinia’s lead program, DEL-106, as well as related second generation programs. DEL-106 is a novel IL-2 mutein Fc fusion protein designed to preferentially upregulate regulatory T cells (Tregs), immune cells that are critical to maintaining natural self-tolerance and immune system homeostasis.

The consideration included an initial payment of $302 million. In addition, the sellers of Delinia are eligible to receive up to $475 million in contingent development, regulatory and commercial milestones. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment was allocated primarily to the DEL-106 program, resulting in a $300 million research and development asset acquisition expense and approximately $2 million of net assets acquired.

In addition, during the three-month period ended March 31, 2017, we acquired all of the outstanding shares of a privately held biotechnology company for total initial consideration of $26 million. The sellers are also eligible to receive up to $210 million in contingent development and regulatory approval milestones. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The consideration transferred resulted in a $25 million research and development asset acquisition expense and $1 million of net assets acquired.

Divestitures

LifebankUSA: In February 2016, we completed the sale of certain assets of Celgene Cellular Therapeutics (CCT) comprising CCT's biobanking business known as LifebankUSA, CCT’s biomaterials portfolio of assets, including Biovance®, and CCT's rights to PSC-100, a placental stem cell program, to Human Longevity, Inc. (HLI), a genomics and cell therapy-based diagnostic and therapeutic company based in San Diego, California. We received 3.4 million shares of HLI Class A common stock with a fair value of $40 million as consideration in the transaction. The fair value of the shares common stock we received was determined based on the most recent preferred share offering and reduced for the estimated value of the liquidation preference not offered to common shareholders. The transaction generated a $38 million gain that was recorded on our Consolidated Statement of Income in Other income, net for the three-months ended March 31, 2016. As of March 31, 2017, our total investment in HLI represents approximately 14% of HLI's outstanding capital stock.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Earnings Per Share

	Three-Month Periods Ended March 31,
(Amounts in millions, except per share)	2017	2016
Net income	$941	$801
Weighted-average shares:
Basic	779.0	780.6
Effect of dilutive securities:
Options, restricted stock units, performance-based restricted stock units and other	32.2	27.1
Diluted	811.2	807.7
Net income per share:
Basic	$1.21	$1.03
Diluted	$1.16	$0.99

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 20.4 million and 18.5 million shares for the three-month periods ended March 31, 2017 and 2016, respectively.

Share Repurchase Program: During the period of April 2009 through March 31, 2017, our Board of Directors approved repurchases of up to an aggregate of $20.5 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month periods ended March 31, 2017 and 2016, we recorded put option activity on our Consolidated Statements of Income in Other income, net as follows:

	Three-Month Periods Ended March 31,
	2017	2016
Gain from sale of put options	$—	$4

As of March 31, 2017 and December 31, 2016, we had no outstanding put options.

We have purchased 2.6 million shares of common stock under the share repurchase program from all sources at a total cost of $304 million during the three-month period ended March 31, 2017. As of March 31, 2017, we had a remaining share repurchase authorization of $4.4 billion.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(38)	$144	$415	$(102)	$419
Other comprehensive income (loss) before reclassifications, net of tax	—	147	(81)	10	76
Reclassified (gains) from accumulated other comprehensive income, net of tax	—	—	(85)	—	(85)
Net current-period other comprehensive income (loss), net of tax	—	147	(166)	10	(9)
Balance as of March 31, 2017	$(38)	$291	$249	$(92)	$410

Balance as of December 31, 2015	$(14)	$272	$586	$(76)	$768
Other comprehensive (loss) income before reclassifications, net of tax	—	(243)	(211)	18	(436)
Reclassified losses (gains) from accumulated other comprehensive income, net of tax	—	7	(87)	—	(80)
Net current-period other comprehensive (loss) income, net of tax	—	(236)	(298)	18	(516)
Balance as of March 31, 2016	$(14)	$36	$288	$(58)	$252

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended March 31,
		2017	2016
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$86	$88
Treasury rate lock agreements	Interest (expense)	(1)	(1)
Interest rate swap agreements	Interest (expense)	(1)	(1)
	Income tax provision	1	1

Gains (losses) from available-for-sale marketable securities:
Realized (loss) on sales of marketable securities	Interest and investment income, net	—	(10)
	Income tax provision	—	3
Total reclassification, net of tax		$85	$80

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our level 1 assets consist of marketable equity securities. Our level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for a description of the CVRs.

•
Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities, ultra short income fund investments, time deposits and repurchase agreements with original maturities of greater than three months, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Our level 2 liabilities relate to written foreign currency options, foreign currency forward contracts and interest rate swap contracts.

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any level 3 assets. Our level 3 liabilities consist of contingent consideration related to undeveloped product rights and technology platforms resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester), Nogra Pharma Limited (Nogra), Avila Therapeutics, Inc. (Avila) and Quanticel Pharmaceuticals, Inc. (Quanticel).

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. Changes in the fair value of contingent consideration obligations are recognized in Acquisition related charges and restructuring, net in the Consolidated Statements of Income. The fair value of our contingent consideration as of March 31, 2017 and December 31, 2016 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	March 31, 2017	December 31, 2016
Discount rate	1.5% to 12.0% (8.6%)	1.5% to 12.0% (8.6%)
Probability of payment	0% to 95% (41.8%)	0% to 95% (42%)
Projected year of payment for development and regulatory milestones	2017 to 2029 (2019)	2017 to 2029 (2019)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	2019 to 2033 (2024)	2019 to 2033 (2024)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Quanticel are estimated to be approximately $120 million, $475 million and $314 million, respectively and $1.9 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of March 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,588	$1,153	$2,435	$—
Forward currency contracts	224	—	224	—
Purchased currency options	125	—	125	—
Interest rate swaps	31	—	31	—
Total assets	$3,968	$1,153	$2,815	$—
Liabilities:
Contingent value rights	$(47)	$(47)	$—	$—
Written currency options	(55)	—	(55)	—
Other acquisition related contingent consideration	(1,527)	—	—	(1,527)
Total liabilities	$(1,629)	$(47)	$(55)	$(1,527)

	Balance as of December 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,800	$891	$909	$—
Forward currency contracts	379	—	379	—
Purchased currency options	140	—	140	—
Interest rate swaps	31	—	31	—
Total assets	$2,350	$891	$1,459	$—
Liabilities:
Contingent value rights	$(44)	$(44)	$—	$—
Written currency options	(54)	—	(54)	—
Other acquisition related contingent consideration	(1,490)	—	—	(1,490)
Total liabilities	$(1,588)	$(44)	$(54)	$(1,490)

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended March 31, 2017 and 2016. The following tables represent a roll-forward of the fair value of level 3 instruments:

	Three-Month Period Ended March 31, 2017
Liabilities:	Gloucester	Nogra	Avila	Quanticel	Total
Balance as of December 31, 2016	$(21)	$(1,346)	$(8)	$(115)	$(1,490)
Amounts acquired or issued, including measurement period adjustments	—	—	—	—	—
Net change in fair value	(1)	(31)	—	(5)	(37)
Settlements, including transfers to Accrued expenses and other current liabilities	—	—	—	—	—
Balance as of March 31, 2017	$(22)	$(1,377)	$(8)	$(120)	$(1,527)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Period Ended March 31, 2016
Liabilities:	Gloucester	Nogra	Avila	Quanticel	Total
Balance as of December 31, 2015	$(19)	$(1,239)	$(97)	$(167)	$(1,522)
Amounts acquired or issued, including measurement period adjustments	—	—	—	—	—
Net change in fair value	—	(28)	1	(1)	(28)
Settlements, including transfers to Accrued expenses and other current liabilities	—	—	—	—	—
Balance as of March 31, 2016	$(19)	$(1,267)	$(96)	$(168)	$(1,550)

7. Derivative Instruments and Hedging Activities

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates. We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts. In instances where these financial instruments are accounted for as cash flow hedges or fair value hedges we may from time to time terminate the hedging relationship. If a hedging relationship is terminated, we generally either settle the instrument or enter into an offsetting instrument.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of March 31, 2017 and December 31, 2016 had settlement dates within 28 months and 31 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other income, net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded on the Consolidated Statements of Income in Other income, net.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of March 31, 2017 and December 31, 2016:

	Notional Amount
Foreign Currency	March 31, 2017	December 31, 2016
Australian Dollar	$70	$49
British Pound	172	199
Canadian Dollar	194	193
Euro	1,501	1,812
Japanese Yen	637	597
Total	$2,574	$2,850

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2017, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of March 31, 2017 and December 31, 2016 were $932 million and $934 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of March 31, 2017 and December 31, 2016 had settlement dates within 45 months and 48 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of March 31, 2017 and December 31, 2016:

	Notional Amount[1]
	March 31, 2017	December 31, 2016
Foreign currency option contracts designated as hedging activity:
Purchased Put	$2,361	$1,790
Written Call	2,659	2,009
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $510 million and $387 million as of March 31, 2017 and December 31, 2016, respectively, and settlement dates within 21 months and 24 months, respectively.
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

As of March 31, 2017 and December 31, 2016, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	March 31, 2017	December 31, 2016
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500	$500
Forward starting swaps with effective dates in 2018	500	500

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense on the Consolidated Statements of Income. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations.

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of March 31, 2017 and December 31, 2016:

	Notional Amount
	March 31, 2017	December 31, 2016
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$300	$200

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2017 and 2016 and also terminated the hedging relationship by settling certain of those swap contracts during 2017. The settlement of swap contracts resulted in the receipt of net proceeds which was not material during the three-month periods ended March 31, 2017, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of March 31, 2017 and December 31, 2016:

		March 31, 2017
	Consolidated Balance Sheet Classification	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$222	$20
	Other non-current assets	127	66
	Other non-current liabilities	3	3
Interest rate swap agreements	Other current assets	1	—
	Other non-current assets	38	7
	Other non-current liabilities	—	2
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	40	6
	Accrued expenses and other current liabilities	1	4
Interest rate swap agreements	Other current assets	1	1
	Other non-current assets	3	2
Total		$436	$111

1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

		December 31, 2016
	Consolidated Balance Sheet Classification	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$317	$10
	Other non-current assets	178	71
Interest rate swap agreements	Other current assets	1	—
	Other non-current assets	38	7
	Other non-current liabilities	—	2
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	57	4
	Accrued expenses and other current liabilities	—	2
Interest rate swap agreements	Other current assets	2	2
	Other non-current assets	3	2
Total		$596	$100

1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016:

	Three-Month Period Ended March 31, 2017
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(81)	Net product sales	$86	Other income, net	$19	2
Treasury rate lock agreements	—	Interest (expense)	(1)	Other income, net	—
Interest rate swap agreements	—	Interest (expense)	(1)	Other income, net	—

1 Net gains of $197 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net gains recognized in income represents $19 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts).

	Three-Month Period Ended March 31, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(195)	Net product sales	$88	Other income, net	$14	1
Treasury rate lock agreements	—	Interest (expense)	(1)	Other income, net	—
Interest rate swap agreements	(26)	Interest (expense)	(1)	Other income, net	—

1 The amount of net gains recognized in income represents $13 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $1 million of gains related to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016:

		Amount of Gain Recognized in Income on Derivative
	Classification of Gain Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2017	2016
Interest rate swap agreements	Interest (expense)	$9	$13

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016:

		Amount of Gain Recognized in Income on Derivative
	Classification of Gain (Loss) Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2017	2016
Foreign exchange contracts	Other income, net	$(22)	$(28)
Put options on our common stock	Other income, net	—	4

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

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents.  As of March 31, 2017, the carrying value of our time deposits and repurchase agreements was $1.3 billion, commercial paper instruments was $25 million, and money market funds was $1.7 billion, all of which are included in Cash and cash equivalents. As of December 31, 2016, the carrying value of our time deposits and repurchase agreements was $2.8 billion, commercial paper instruments was $65 million, and money market funds was $1.6 billion, all of which were included in Cash and cash equivalents.  The carrying values approximated fair value as of March 31, 2017 and December 31, 2016.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security as of March 31, 2017 and December 31, 2016 were as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$100	$—	$(1)	$99
U.S. government-sponsored agency securities	23	—	—	23
U.S. government-sponsored agency MBS	28	—	—	28
Corporate debt - global	490	—	—	490
Asset backed securities	17	—	—	17
Ultra short income fund	200	—	—	200
Time deposits[1] and Repurchase agreements[1]	1,578	—	—	1,578
Marketable equity securities	707	474	(28)	1,153
Total available-for-sale marketable securities	$3,143	$474	$(29)	$3,588

December 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$121	$—	$(1)	$120
U.S. government-sponsored agency MBS	31	—	—	31
Corporate debt - global	378	—	(1)	377
Asset backed securities	17	—	—	17
Time deposits[1]	364	—	—	364
Marketable equity securities	672	238	(19)	891
Total available-for-sale marketable securities	$1,583	$238	$(21)	$1,800

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1 Have original maturities of greater than three months.

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Ultra short income fund includes investments in certificates of deposits, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of March 31, 2017, all of our time deposits and repurchase agreements had original maturities less than one year. Marketable equity securities consist of investments in publicly traded equity securities. The increase in net unrealized gains in marketable equity securities during the three-month period ended March 31, 2017 primarily reflects the increase in market value for certain equity investments subsequent to December 31, 2016.

Duration periods of available-for-sale debt securities as of March 31, 2017 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$541	$541
Duration of one through three years	308	307
Duration of three through five years	9	9
Total	$858	$857

9. Inventory

Inventories as of March 31, 2017 and December 31, 2016 are summarized by major category as follows:

	March 31, 2017	December 31, 2016
Raw materials	$257	$274
Work in process	111	87
Finished goods	141	137
Total	$509	$498

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis), Avila and Quanticel acquisitions. Our indefinite lived intangible assets consist of acquired in-process research and development (IPR&D) product rights from the Receptos Inc. (Receptos), Nogra and Gloucester acquisitions.

Intangible assets outstanding as of March 31, 2017 and December 31, 2016 are summarized as follows:

March 31, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(1,755)	$1,651
Technology	483	(347)	136
Licenses	66	(28)	38
Other	43	(32)	11
	3,998	(2,162)	1,836
Non-amortizable intangible assets:
Acquired IPR&D product rights	8,471	—	8,471
Total intangible assets	$12,469	$(2,162)	$10,307

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(1,694)	$1,712
Technology	483	(326)	157
Licenses	66	(26)	40
Other	43	(31)	12
	3,998	(2,077)	1,921
Non-amortizable intangible assets:
Acquired IPR&D product rights	8,471	—	8,471
Total intangible assets	$12,469	$(2,077)	$10,392

Amortization expense related to intangible assets was $84 million and $94 million for the three-month periods ended March 31, 2017 and 2016, respectively. Assuming no changes in the gross carrying amount of finite lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $336 million in 2017, $252 million in 2018, $156 million in 2019, $154 million in 2020 and $152 million in 2021.

Goodwill: As of March 31, 2017 and December 31,2016, our goodwill related to the 2015 acquisitions of Receptos and Quanticel, 2014 acquisition of Nogra, 2012 acquisition of Avila, 2010 acquisitions of Abraxis and Gloucester, 2008 acquisition of Pharmion and 2004 acquisition of Penn T Limited.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowing as of March 31, 2017 or December 31, 2016. The current portion of long-term debt outstanding as of March 31, 2017 and December 31, 2016 includes:

	March 31, 2017	December 31, 2016
1.900% senior notes due 2017	$500	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after March 31, 2017 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of March 31, 2017 and December 31, 2016 includes:

	March 31, 2017	December 31, 2016
2.125% senior notes due 2018	$998	$998
2.300% senior notes due 2018	402	402
2.250% senior notes due 2019	508	509
2.875% senior notes due 2020	1,493	1,493
3.950% senior notes due 2020	517	518
3.250% senior notes due 2022	1,051	1,054
3.550% senior notes due 2022	994	994
4.000% senior notes due 2023	742	744
3.625% senior notes due 2024	1,001	1,001
3.875% senior notes due 2025	2,476	2,475
5.700% senior notes due 2040	247	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	987	987
5.000% senior notes due 2045	1,975	1,974
Total long-term debt	$13,784	$13,789

As of March 31, 2017 and December 31, 2016, the fair value of our outstanding Senior Notes was approximately $14.6 billion, and represented a Level 2 measurement within the fair value measurement hierarchy.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of March 31, 2017, a balance of $59 million in losses remained in accumulated OCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of March 31, 2017, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding as of March 31, 2017 effectively converted the hedged portion of our fixed-rate notes to floating rates. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of March 31, 2017 and December 31, 2016, we had balances of $166 million and $174 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: In April 2016, our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.0 billion. As of March 31, 2017 and December 31, 2016, we had available capacity to issue up to $2.0 billion of Commercial Paper, and there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. During the second quarter of 2017, we amended our Credit Facility to extend the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expiration date to April 17, 2022. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings. As of March 31, 2017 and December 31, 2016, there was no outstanding borrowing against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2017.

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

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and 2016:

	Three-Month Periods Ended March 31,
	2017	2016
Cost of goods sold (excluding amortization of acquired intangible assets)	$7	$9
Research and development	65	62
Selling, general and administrative	81	75
Total share-based compensation expense	153	146
Tax benefit related to share-based compensation expense	41	40
Reduction in income	$112	$106

The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2017 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2016	73.8	7.1	463
Changes during the Year:
Granted	2.9	0.1	96
Exercised / Released	(4.4)	(0.2)	(1)
Forfeited	(0.5)	(0.1)	(9)
Outstanding as of March 31, 2017	71.8	6.9	549

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of March 31, 2017 were as follows (dollars in millions):

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$554	$299	$34
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.4	1.7

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Income Taxes

We adopted ASU 2016-09, effective January 1, 2017. See Note 2 for additional information related to the adoption of this accounting standard update.

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the three-month period ended March 31, 2017 gross unrecognized tax benefits increased by $21 million, primarily from an increase in unrecognized tax benefits related to current year operations of $17 million and accrued interest of $4 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). The activities under these collaboration arrangements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 17 of Notes to Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K. During the first quarter of 2017, we did not enter into any new collaboration arrangements or make any payments pursuant to any existing collaboration arrangements that were material individually or in the aggregate.

Potential Future Milestone Payments: We entered into an arrangement during 2017 that includes the potential for future milestone payments of $23.0 million related to the attainment of specified development and regulatory milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the program and/or the lack of any adverse events which could cause the discontinuance of the program.

A financial summary of certain period activity and the period-end balances related to our collaboration arrangements is presented below1,2:

		Three-Month Periods Ended March 31,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Juno[3]	2017	$—	$—	$—	$—	$2
	2016	—	—	—	—	41
Other Collaboration Arrangements	2017	10	—	7	4	10
	2016	80	65	—	6	37

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Juno	March 31, 2017	$—	$230	10%
	December 31, 2016	—	194	10%
Other Collaboration Arrangements	March 31, 2017	19	848	N/A
	December 31, 2016	22	658	N/A

[1]
Activity and balances are presented specifically for notable new collaborations and for those collaborations which we have described in detail in our 2016 Annual Report on Form 10-K if there has been significant activity during the periods presented. Amounts related to collaborations that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.

[2]	In addition to the expenses noted in the tables above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

[3]
Our equity investment in Juno made in the first quarter of 2016 was transacted at a price per share that exceeded the market value of Juno's publicly traded common stock on the transaction closing date, resulting in an expense for the premium of $6 million that was recorded in the Consolidated Statement of Income as Other income, net in the first quarter of 2016.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also made certain acquisitions that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. See Note 3 for additional details related to our acquisitions and Note 14 for additional details related to collaboration arrangements.

Contingencies: We believe we maintain insurance coverage adequate for our current needs. Our operations are subject to environmental laws and regulations which, among other things, impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. We review the effects of such laws and regulations on our operations and modify our operations as appropriate. We believe we are in substantial compliance with all applicable environmental laws and regulations.

We have ongoing customs, duties and value-added-tax examinations in various countries that have yet to be settled. Based on our knowledge of the claims and facts and circumstances to date, none of these matters, individually or in the aggregate, are deemed to be material to our financial condition.

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

Among the principal matters pending are the following:

Patent-Related Proceedings:

REVLIMID®: In 2012, our European patent EP 1 667 682 (the ’682 patent) relating to certain polymorphic forms of lenalidomide expiring in 2024 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined that the ’682 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, thereby staying any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

In 2010, Celgene’s European patent EP 1 505 973 (the ’973 patent) relating to certain uses of lenalidomide expiring in 2023 was opposed in a proceeding before the EPO by Synthon B.V. and an anonymous party. On February 25, 2013, the EPO determined that the ’973 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, thereby staying any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend all of our intellectual property rights.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We believe that our patent portfolio for lenalidomide in Europe, including the composition of matter patent which expires in 2022, is strong and defensible. Although we believe that we will prevail in the EPO proceedings, in the event these patents are found not to be valid, we still expect that we will have protection in the EU for lenalidomide under other patents through at least 2022.

We received a Notice Letter dated September 9, 2016 from Dr. Reddy’s Laboratories (DRL) notifying us of DRL’s Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the Orange Book for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States.

In response to the Notice Letter, we timely filed an infringement action against DRL in the United States District Court for the District of New Jersey on October 20, 2016. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) March 9, 2019. On November 18, 2016, DRL filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. On December 27, 2016, we filed a reply to DRL’s counterclaims. Fact discovery is set to close on May 31, 2018. The Court has not yet entered a schedule for expert discovery or trial.

We received a Notice Letter dated February 27, 2017 from Zydus Pharmaceuticals (USA) Inc. (Zydus) notifying us of Zydus’ ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the Orange Book for REVLIMID®. Zydus is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States.

In response to the Notice Letter, we timely filed an infringement action against Zydus in the United States District Court for the District of New Jersey on April 12, 2017. As a result of the filing of our action, the FDA cannot grant final approval of Zydus’ ANDA at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 27, 2019. Zydus has not yet filed a response and the Court has not yet entered a scheduling order.

POMALYST®: In 2015, our European patent EP 2 105 135 (the ’135 patent) relating to certain pharmaceutical compositions for treating cancer expiring in 2023 was opposed in a proceeding before the EPO by Generics (UK) Ltd., Accord Healthcare Ltd., Hexal AG, IPS Intellectual Property Services, Synthon B.V., and Actavis Group PTC EHF. On December 19, 2016 the EPO determined that the ’135 patent was not valid. Regulatory exclusivity for POMALYST® will expire in Europe in 2023.

We received a Notice Letter dated March 30, 2017 from Teva Pharmaceuticals USA, Inc. (Teva) notifying us of Teva’s ANDA submitted to the FDA that contains Paragraph IV certifications against U.S. Patent Nos. 6,316,471; 8,198,262; 8,673,939; 8,735,428; and 8,828,427 that are listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Teva is seeking to manufacture and market a generic version of 1 mg, 2 mg, 3 mg, and 4 mg POMALYST® (pomalidomide) capsules in the United States. We later received similar Notice Letters from six other generic drug manufacturers relating to these and other POMALYST® patents listed in the Orange Book. We are in the process of assessing these Notice Letters. With respect to each of the foregoing, we intend to vigorously defend our intellectual property rights.

OTEZLA® (Apremilast):  In February 2015, Polypharma S.A., Teva Pharmaceuticals, Ltd., Zentiva k.s. and LEK Pharmaceutical d.d. opposed Celgene’s European patent EP 2 276 483 (the ‘483 patent), which is directed to certain crystalline forms of apremilast. An oral hearing was held on March 21, 2017 at the EPO, whereby the Opposition Division determined that the '483 patent was not valid. Celgene plans to appeal the EPO ruling to the EPO Board of Appeal, which will have the effect of staying any revocation of the patent until the appeal is finally adjudicated. Upon the filing of an appeal, we would not anticipate a decision from the EPO Board of Appeal for several years. This patent will expire on March 27, 2028 and has been granted an SPC which extends the patent term to January 16, 2030. The regulatory exclusivity will expire on January 15, 2025.

THALOMID® (thalidomide): We received a Notice Letter dated December 18, 2014 from Lannett Holdings, Inc. (Lannett) notifying us of Lannett’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,629,327; 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763; 8,315,886; 8,589,188; and 8,626,531 that are listed in the Orange Book for THALOMID® (thalidomide). Lannett is seeking to market a generic version of 50mg, 100mg, 150mg, and 200mg of THALOMID® capsules.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 8, 2015, Lannett filed an answer and counterclaims asserting that the patents-in-suit are invalid, unenforceable, and/or not infringed and on January 19, 2016 we filed a reply to Lannett's counterclaims. On April 18, 2016, Lannett amended its answer to narrow the scope of its unenforceability counterclaims and we filed an amended reply on May 5, 2016. The Court has not set dates for close of discovery, or trial.

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

On December 8, 2016, we filed an infringement action against Cipla in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) April 25, 2019. On January 20, 2017, Cipla filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. Our reply was filed on February 24, 2017. Fact discovery is currently set to close on April 26, 2018 and expert discovery is currently set to close on November 1, 2018. The Court has not yet set a date for trial.

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

Proceedings involving the United States Patent and Trademark Office (USPTO):

Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. On April 23, 2015, we were informed that the Coalition for Affordable Drugs VI LLC filed petitions for Inter Partes Review (IPRs) challenging the validity of Celgene’s patents U.S. 6,045,501 (the ‘501 patent) and U.S. 6,315,720 (the ‘720 patent) covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on July 21, 2016; the decisions, rendered on October 26, 2016, held that the ’501 and ’720 patents are invalid, primarily due to obviousness in view of certain publications. On November 25, 2016, we requested a rehearing with respect to these patents.

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

On April 4, 2017, Actavis LLC filed petitions for IPRs challenging the validity of our patents U.S. 8,138,229 (the '229 patent); 7,923,536 (the '536 patent); 7,820,788 (the '788 patent); and 8,853,260 (the '260 patent) covering certain aspects of our ABRAXANE® product.  Our preliminary response is due on July 12, 2017.

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

On April 3, 2014, Mylan Pharmaceuticals Inc. (Mylan) filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the remaining claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015, we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. The motion for summary judgment has been fully briefed by the parties. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

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

Relator and Celgene filed a Joint Stipulation regarding Defendant Celgene's Motion for Summary Judgment or, In the Alternative, Partial Summary Judgment on August 29, 2016. On December 28, 2016, the court entered an order granting in part and denying in part Celgene’s motion for summary judgment.  Specifically, the court dismissed plaintiff’s anti-kickback claims and all claims related to prescriptions submitted to TRICARE, the Veterans Administration and the Tennessee, Texas and Wisconsin Medicaid programs. The court denied Celgene’s motion as to all other issues and upheld the District Court’s decision to strike substantial portions of the Relator’s expert report. On January 30, 2017, we filed a Motion for Reconsideration of The Order Partially Denying Summary Judgment or For Certification For Immediate Appeal And Stay. This motion seeks to dispose of the remainder of the relator’s claims. Relator filed an Opposition to our motion on February 6, 2017.

A confidential mediation under Federal Rule of Civil Procedure Rule 408 was held on February 25, 2017.  Relator and Celgene participated in the mediation and discussions continued after that date.  On March 6, 2017, the Judge ordered that the trial begin on April 25, 2017.  Relator and Celgene jointly sought, and obtained, a 90-day continuance of the trial date until July 25, 2017.  Discussions to resolve this matter continue, and any resolution would require the concurrence of the Unites States and the various state and local governments involved in the action. We are currently unable to predict whether an acceptable agreement can be reached by all of the parties involved, and therefore we cannot reasonably estimate the possible loss or range of loss, if any. We intend to continue to vigorously defend against the claims in this action.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts alleging that our obligation to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST®/IMNOVID® net sales under a license agreement entered into in December 2002 extended beyond February 28, 2013 and that our failure to make royalty payments to CMCC subsequent to February 28, 2013 breached the license agreement.

On July 8, 2014, CR Rev Holdings, LLC (CR Rev) filed a complaint against Celgene in the same action. CR Rev alleged that CMCC sold and assigned to CR Rev a substantial portion of the royalty payments owed by Celgene on the sale of REVLIMID®. CR Rev has alleged causes of action with respect to REVLIMID® identical to those alleged by CMCC, and sought unspecified damages and a declaration that the license agreement is still in effect.

On February 2, 2017, we entered into a Settlement Agreement with CMCC and CR Rev resolving the litigation, providing CMCC with a payment of approximately $199 million (see Notes 9 and 18 to Notes to Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K) and providing us with an exclusive, worldwide, royalty free license to certain patent rights.  The Settlement Agreement also provides for potential contingent royalty and other payments, which have not been accrued for as we do not believe such payments are probable.

On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories (Barr) allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits against Barr and Natco Pharma Limited in order to allegedly delay those companies from obtaining approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payers, is seeking injunctive relief and damages. On February 6, 2015, we filed a motion to dismiss IUB’s complaint. On March 3, 2015, the City of Providence (“Providence”) filed a similar putative class action making similar allegations. Both IUB and Providence, on behalf of themselves and a putative class of third party payers, are seeking injunctive relief and damages. Providence agreed that the decision in the motion to dismiss IUB’s complaint would apply to the identical claims in Providence’s complaint. A supplemental motion to dismiss Providence's state law claims was filed on April 20, 2015. On October 30, 2015, the court denied our motion to dismiss on all grounds.

Celgene filed its Answer to the IUB and Providence complaints on January 11, 2016. The completion of fact discovery and expert discovery is scheduled for February 1, 2018 and July 15, 2018, respectively. No trial date has been set. We intend to vigorously defend against IUB and Providence’s claims.

In December 2015, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, and in November 2016, we received a second subpoena related to the same inquiry. The materials requested primarily relate to patient assistance programs, including our support of 501(c)(3) organizations that provide financial assistance to eligible patients. We are cooperating with these requests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2016 Annual Report on Form 10-

K filed with the SEC. The following tables present developments in our regulatory approval requests that occured since our 2016 Annual Report on Form 10-K:

Regulatory approval requests in major markets:

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission or Filing
enasidenib (AG-221)[1]	Relapsed or refractory AML with isocitrate dehydrogenase-2 (IDH2) mutation	U.S.	FDA[2]	Q1 2017 (filed)
1 In collaboration with Agios Pharmaceuticals, Inc.
2 U.S. Food and Drug Administration

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
REVLIMID®	Newly Diagnosed Multiple Myeloma Transplant Eligible (NDMM TE)	U.S.	FDA[1]	Approval
REVLIMID®	NDMM TE	EU	EC2	Approval
REVLIMID®	Adult T-cell leukemia/lymphoma (ATLL)	Japan	PMDA[3]	Approval
1 U.S. Food and Drug Administration
2 European Commission
3 Pharmaceuticals and Medical Devices Agency

Recent Transactions

Delinia, Inc. (Delinia): On February 3, 2017, we acquired all of the outstanding shares of Delinia, a privately held biotechnology company focused on developing novel therapeutics for the treatment of autoimmune diseases. The transaction will expand our Inflammation and Immunology pipeline primarily through the acquisition of Delinia’s lead program, DEL-106, as well as related second generation programs. DEL-106 is a novel IL-2 mutein Fc fusion protein designed to preferentially upregulate regulatory T cells (Tregs), immune cells that are critical to maintaining natural self-tolerance and immune system homeostasis.

The consideration included an initial payment of $302 million. In addition, the sellers of Delinia are eligible to receive up to $475 million in contingent development, regulatory and commercial milestones. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment was allocated primarily to the DEL-106 program, resulting in a $300 million research and development asset acquisition expense and approximately $2 million of net assets acquired.

Financial Update

The following table summarizes net product sales, total revenue and earnings for the three-month periods ended March 31, 2017 and 2016 (dollar amounts in millions):

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
Net product sales	$2,950	$2,495	$455	18.2%
Total revenue	2,960	2,512	448	17.8%
Net income	941	801	140	17.5%
Diluted earnings per share	1.16	0.99	0.17	17.2%

Total net product sales for the three-month period ended March 31, 2017 increased by $455 million, or 18.2%, to approximately $3.0 billion compared to the three-month period ended March 31, 2016. The increase was comprised of net volume increases of $364 million, or 14.6%, and net price increases of $105 million, or 4.2%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, OTEZLA® and POMALYST®/IMNOVID®. The price impact was primarily attributable to price increases in the U.S. and Japan, which were partially offset by price decreases in EMEA and Latin American markets. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted net product sales by $14 million, or 0.6%.

Total revenue increased by $448 million, or 17.8%, to approximately $3.0 billion for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, reflecting increases of $281 million, or 17.9%, in the United States and $167 million, or 17.7%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting net income and diluted earnings per share for the three-month periods ended March 31, 2017 and 2016 are as follows (dollar amounts in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)
	2017	2016
Collaboration arrangements	$21	$151	$(130)
Research and development asset acquisition expenses	325	—	325
Gain on sale of LifebankUSA business (See Note 3)	—	38	(38)

Three-Month Periods Ended March 31, 2017 and 2016

Net Product Sales and Other Revenues

Net product sales and other revenues for the three-month periods ended March 31, 2017 and 2016 were as follows (dollar amounts in millions):

REVLIMID®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
U.S.	$1,234	$997	$237	23.8%
International	650	577	73	12.7%
Worldwide	$1,884	$1,574	$310	19.7%

REVLIMID® net sales increased by $310 million, or 19.7%, to $1.9 billion for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, primarily due to increased unit sales as well as price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. In addition, unit sales increased across all international regions which were primarily driven by increased duration of use and market share gains. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
U.S.	$216	$171	$45	26.3%
International	148	103	45	43.7%
Worldwide	$364	$274	$90	32.8%

POMALYST®/IMNOVID® net sales increased by $90 million, or 32.8%, to $364 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, primarily due to increased unit sales and price increases in the U.S. In addition, unit sales increased across all international regions. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales.

OTEZLA®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
U.S.	$199	$175	$24	13.7%
International	43	21	22	104.8%
Worldwide	$242	$196	$46	23.5%

OTEZLA® net sales increased by $46 million, or 23.5%, to $242 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. Net sales in the United States reflects increased market share and expanding patient access as fiscal year 2016 was the second full year on the market in the U.S. During 2017, we anticipate growth in sales from continued market share expansion attributable to new managed care contracts, early launch countries in Europe and from additional international approvals.

ABRAXANE®

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2017	2016
U.S.	$142	$144	$(2)	(1.4)%
International	94	81	13	16.0%
Worldwide	$236	$225	$11	4.9%

ABRAXANE® net sales increased by $11 million, or 4.9%, to $236 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, primarily due to increases in unit sales in international markets.

OTHER

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2017	2016
U.S.	$50	$66	$(16)	(24.2)%
International	174	160	14	8.8%
Worldwide	$224	$226	$(2)	(0.9)%

All other product sales, which include VIDAZA®, azacitidine for injection, which is an authorized generic version of VIDAZA® (azacitidine for injection), THALOMID® and ISTODAX® decreased by $2 million primarily due to decreases in azacitidine for injection and THALOMID® net sales in the U.S., which were partially offset by increases in VIDAZA® net sales in international markets.

Other Revenue: Other revenue decreased by $7 million to $10 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. This decrease is primarily due to a reduction in royalty revenue from Novartis based upon its sales of both RITALIN® and FOCALIN XR®, both of which have been negatively impacted by generic competition in certain markets. We expect this trend to continue during 2017.

Gross to Net Sales Accruals: We record gross to net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross to net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2016 Annual Report on Form 10-K.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2017 and 2016 were as follows (in millions):

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2016	$371	$190	$16	$18	$595
Allowances for sales during prior periods	8	(20)	—	(5)	(17)
Allowances for sales during 2017	210	246	42	2	500
Credits/deductions issued for sales during prior periods	(135)	(76)	(16)	(1)	(228)
Credits/deductions issued for sales during 2017	(7)	(141)	(25)	(1)	(174)
Balance as of March 31, 2017	$447	$199	$17	$13	$676

Balance as of December 31, 2015	$225	$142	$12	$17	$396
Allowances for sales during prior periods	10	(6)	—	(4)	—
Allowances for sales during 2016	160	160	35	2	357
Credits/deductions issued for sales during prior periods	(78)	(44)	(10)	(1)	(133)
Credits/deductions issued for sales during 2016	1	(103)	(22)	(1)	(125)
Balance as of March 31, 2016	$318	$149	$15	$13	$495

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2017 and 2016 are as follows:

Government rebate provisions increased by $48 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, which was primarily due to a $44 million increase in the U.S. market. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $35 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $9 million due to an increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $72 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. Chargebacks increased by approximately $30 million and distributor service fees increased by approximately $42 million. The increase in chargebacks was primarily due to higher sales volumes and rebate rates. The distributor service fee increase was primarily attributable to new managed care contracts for OTEZLA®, which accounted for $24 million of the increase and a $7 million increase in commercial copayment program expense due to higher sales volumes.

Discount provisions increased by $7 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, primarily due to higher sales volumes. The increase primarily related to an increase of $4 million related to REVLIMID® and increases related to OTEZLA® and POMALYST®.

Provisions for sales returns and allowances decreased by $1 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. Both periods included $5 million reductions in the ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of the previous year which were sold to end customers during the respective first quarter periods.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended March 31, 2017 and 2016 were as follows (dollar amounts in millions):

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
Cost of goods sold (excluding amortization of acquired intangible assets)	$113	$106	$7	6.6%
Percent of net product sales	3.8%	4.2%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $7 million to $113 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 3.8% for the three-month period ended March 31, 2017 compared to 4.2% for the three-month period ended March 31, 2016, primarily due to POMALYST®, REVLIMID® and OTEZLA® which have a lower cost, comprising a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA® and azacitidine for injection, which have a higher cost, made up a lower percentage of net product sales.

Research and Development

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
Research and development	$995	$733	$262	35.7%
Percent of total revenue	33.6%	29.2%

Research and development expenses increased by $262 million to $995 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. The increase was due to approximately $325 million of research and development asset acquisition expense primarily related to the purchase of Delinia, which was partially offset by a decrease in expenses related to collaboration arrangements. See Note 3 and Note 14 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our purchase of Delinia and our collaboration arrangements, respectively. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing acquisitions and collaboration arrangements and associated obligations pursuant to such arrangements.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2017	2016
Human pharmaceutical clinical programs	$293	$255	$38	14.9%
Other pharmaceutical programs	192	186	6	3.2%
Drug discovery and development	157	136	21	15.4%
Collaboration arrangements	21	151	(130)	(86.1)%
Research and development asset acquisition expenses	325	—	325	100.0%
Cellular therapy	7	5	2	40.0%
Total	$995	$733	$262	35.7%

Selling, General and Administrative

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
Selling, general and administrative	$620	$543	$77	14.2%
Percent of total revenue	20.9%	21.6%

Selling, general and administrative expenses increased by $77 million to $620 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. The increase was primarily due to a $67 million increase in expenses for donations to independent non-profit patient assistance organizations in the U.S.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended March 31,		(Decrease)	Percent Change
	2017	2016
Amortization of acquired intangible assets	$82	$92	$(10)	(10.9)%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month period ended March 31, 2017 and 2016 (in millions):

	Three-Month Periods Ended March 31,		(Decrease)
Acquisitions	2017	2016
Abraxis	$38	$38	$—
Avila	2	12	(10)
Gloucester	23	23	—
Pharmion	1	1	—
Quanticel	18	18	—
Total amortization	$82	$92	$(10)

The decrease in amortization expense was primarily due to both an impairment charge and accelerated amortization expense recorded subsequent to the first quarter of 2016 related to the technology platform obtained in the Avila acquisition.

Acquisition Related Charges and Restructuring, net

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2017	2016
Acquisition related charges and restructuring, net	$39	$36	$3	8.3%

Acquisition related charges and restructuring, net increased by $3 million to $39 million for the three-month periods ended March 31, 2017 compared to the three-month period ended March 31, 2016. Acquisition related charges primarily relate to the fair value adjustments of our contingent consideration obligations. See Note 6 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our contingent consideration liabilities.

Other Income and Expenses

Interest and Investment Income, net: Interest and investment income, net increased by $8 million to $15 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016 primarily due to higher investment balances and higher yields compared to the prior year.

Interest (Expense): Interest (expense) increased by $5 million to $127 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016.

Other Income, Net: Other income, net and fluctuations in the components of Other income, net is summarized below for the three-month periods ended March 31, 2017 and 2016 (in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)
	2017	2016
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7)	$1	$1	$—
Premium paid on equity investment	—	(6)	6
Fair value adjustments of forward point amounts (See Note 7)	19	13	6
Gain from sale of put options (See Note 4)	—	4	(4)
Impairment charges	(3)	(15)	12
Gain on sale of LifebankUSA business (See Note 3)	—	38	(38)
Other	9	—	9
Total Other income, net	$26	$35	$(9)

Income Tax Provision: The income tax provision decreased by $37 million to $84 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016, primarily as a result of a decrease in the effective tax rate, partially offset by an increase in income before taxes. The effective tax rate for the three-month period ended March 31, 2017 is 8.2%, a reduction of 4.9 percentage points from our effective tax rate of 13.1% for the three-month period ended March 31, 2016. Our 2017 effective tax rate was reduced 7.3 percentage points due to excess tax benefits from employee stock compensation deductions occurring in the quarter (see Note 2 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report), partially offset by a projected increase in full-year 2017 tax expense from the Delinia research and development asset acquisition.

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

We adopted Accounting Standards Update (ASU) 2016-09, "Compensation-Stock Compensation" effective January 1, 2017. ASU 2016-09 changed several aspects of the accounting for share-based payments. Excess tax benefits and tax deficiencies are now recognized in the Consolidated Statement of Income (rather than in additional paid-in-capital) as a discrete item in the reporting period in which the awards vest or are settled. For the three months ended March 31, 2017, the adoption of ASU 2016-09 resulted in a reduction in our provision for income taxes in the amount of $75 million due to the recognition of excess tax benefits from share-based compensation awards that vested or were exercised during the period. The magnitude of impacts to our provision for income taxes in future periods will depend upon future movements in our share price as well as the timing of stock award exercises, which are both difficult to estimate. See Note 2 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information related to this accounting standard update.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of (in millions):

	March 31, 2017	December 31, 2016	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$5,273	$6,170	$(897)
Marketable securities available-for-sale	3,588	1,800	1,788
Total financial assets	$8,861	$7,970	$891
Debt:
Short-term borrowings and current portion of long-term debt	$500	$501	$(1)
Long-term debt, net of discount	13,784	13,789	(5)
Total debt	$14,284	$14,290	$(6)

Working capital[1]	$9,044	$7,964	$1,080

[1]
Includes Cash and cash equivalents, Marketable securities available-for-sale, Accounts receivable, net of allowances, Inventory and Other current assets, less Short-term borrowings and current portion of long-term debt, Accounts payable, Accrued expenses and other current liabilities, and the current portion of Income taxes payable.

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2017, we held approximately $6.9 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900 million of our foreign earnings, included in the $6.9 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of March 31, 2017 and December 31, 2016 included approximately $317 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: Our Board of Directors approved an aggregate $20.5 billion common stock repurchase program of which we have approximately $4.4 billion remaining for future share repurchases as of March 31, 2017. During the three-month period ended March 31, 2017, we used $293 million of cash for purchases of our common stock, measured on a settlement date basis.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available-for-Sale:  We invest our excess cash primarily in money market funds, repurchase agreements, time deposits, U.S. Treasury securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities and ultra-short income fund investments. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available-for-sale. See Note 8 to the Unaudited Consolidated Financial Statements included elsewhere in this report. The $891 million increase in cash, cash equivalents and marketable securities available-for-sale as of March 31, 2017 compared to December 31, 2016 was primarily due to $853 million of net cash from operating activities and $227 million of net unrealized holding gains on marketable securities available-for-sale, partially offset by $293 million of payments under our share repurchase program.

Accounts Receivable, Net:  Accounts receivable, net decreased by $7 million to approximately $1.6 billion as of March 31, 2017 compared to December 31, 2016. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

Inventory:  Inventory balances increased by $11 million to $509 million as of March 31, 2017 compared to December 31, 2016.

Other Current Assets:  Other current assets decreased by $146 million to $633 million as of March 31, 2017 compared to December 31, 2016 primarily due to a $124 million decrease in the fair value of derivative instruments recorded as Other current assets and a $58 million decrease in prepaid taxes, partially offset by $36 million net increase in other accounts.

Commercial Paper:  We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. In April 2016, our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.0 billion. As of March 31, 2017, we had available capacity to issue up to $2.0 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion, which was increased from $1.8 billion in April 2016. We extended the Credit Facility in April 2017 from April 17, 2021 to April 17, 2022. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. As of March 31, 2017, there was no outstanding borrowing against the Credit Facility.

The Credit Facility and the Revolving Credit Agreement contain affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2017.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $314 million to approximately $2.0 billion as of March 31, 2017 compared to December 31, 2016. The decrease was primarily due to a payment of approximately $199 million for a litigation-related loss contingency accrual, decreases of $184 million for compensation related accruals, $67 million for accrued interest and $29 million of net other decreases. These decreases were partially offset by increases of $80 million for sales adjustment accruals, $71 million for contingent consideration accruals, which includes the net change in fair value (see Note 6 to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as well as transfers from long-term liabilities, and $14 million related to collaboration agreement accruals.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $5 million to $466 million as of March 31, 2017 compared to December 31, 2016, primarily from the current provision for income taxes of $165 million and net deferred intercompany credits of $8 million, partially offset by income tax payments of $128 million, and a decrease in refundable income taxes of $40 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2017 and 2016 were as follows (in millions):

	Three-Month Periods Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$853	$1,000	$(147)
Net cash (used in) investing activities	$(1,660)	$(110)	$(1,550)
Net cash (used in) financing activities	$(109)	$(1,345)	$1,236

Operating Activities:  Net cash provided by operating activities decreased by $147 million to $853 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. The decrease in net cash provided by operating activities was primarily attributable to a payment of approximately $199 million for a litigation-related loss contingency accrual during the first quarter of 2017, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Investing Activities: Net cash used in investing activities increased by approximately $1.6 billion to $1.7 billion for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. The increase in net cash used in investing activities was primarily due to the $1.5 billion of net purchases of marketable securities available-for-sale during 2017 compared to net proceeds of $29 million from net sales of marketable securities available-for-sale during 2016.

Financing Activities: Net cash used in financing activities decreased by approximately $1.2 billion to $109 million for the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016. The $1.2 billion decrease in net cash used in financing activities was primarily attributable to the $293 million of payments under our share repurchase program during 2017 compared to $1.4 billion of payments under our share repurchase program during 2016.

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2016 aside from those disclosed in Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K. There have not been any material changes to such critical accounting estimates since December 31, 2016. See Note 2 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report for additional details related to new accounting pronouncements.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of March 31, 2017, our market risk sensitive instruments consisted of marketable securities available-for-sale, our long-term debt and certain derivative contracts.

Marketable Securities Available-for-Sale: As of March 31, 2017, our marketable securities available-for-sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities, Ultra short income-fund securities, time deposits and repurchase agreements with original maturities of greater than three months and marketable equity securities. U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Ultra short income fund includes investments in certificates of deposits, repurchase agreements, commercial paper and corporate notes. Our time deposits and repurchase agreements have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit.

Our marketable securities available-for-sale are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration arrangements. In addition, we invest in debt securities that are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges related to debt securities, is included in Interest and investment income, net on the Consolidated Statements of Income. Realized gains and losses and other than temporary impairment charges related to equity securities are included in Other income, net on the Consolidated Statements of Income.

As of March 31, 2017, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$540	$306	$9	$855
Fair value	541	307	9	857
Weighted average interest rate	1.3%	1.7%	2.4%	1.5%

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowing as of March 31, 2017 or December 31, 2016. The current portion of long-term debt outstanding as of March 31, 2017 and December 31, 2016 includes:

	March 31, 2017	December 31, 2016
1.900% senior notes due 2017	$500	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after March 31, 2017 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of March 31, 2017 are summarized below (in millions):

	Principal Amount	Carrying Value
2.125% senior notes due 2018	$1,000	$998
2.300% senior notes due 2018	400	402
2.250% senior notes due 2019	500	508
2.875% senior notes due 2020	1,500	1,493
3.950% senior notes due 2020	500	517
3.250% senior notes due 2022	1,000	1,051
3.550% senior notes due 2022	1,000	994
4.000% senior notes due 2023	700	742
3.625% senior notes due 2024	1,000	1,001
3.875% senior notes due 2025	2,500	2,476
5.700% senior notes due 2040	250	247
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	987
5.000% senior notes due 2045	2,000	1,975
Total long-term debt	$13,750	$13,784

As of March 31, 2017, the fair value of our senior notes outstanding was $14.6 billion.

MARKET RISK MANAGEMENT

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates. We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts. In instances where these financial instruments are accounted for as cash flow hedges or fair value hedges we may from time to time terminate the hedging relationship. If a hedging relationship is terminated, we generally either settle the instrument or enter into an offsetting instrument.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of March 31, 2017 and December 31, 2016 had settlement dates within 28 months and 31 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other income, net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to Other income, net on the Consolidated Statements of Income. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of March 31, 2017 and December 31, 2016:

	Notional Amount
Foreign Currency	March 31, 2017	December 31, 2016
Australian Dollar	$70	$49
British Pound	172	199
Canadian Dollar	194	193
Euro	1,501	1,812
Japanese Yen	637	597
Total	$2,574	$2,850

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2017, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of March 31, 2017 and December 31, 2016 were $932 million and $934 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2017 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $322 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of March 31, 2017 and December 31, 2016 had settlement dates within 45 months and 48 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.

Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of March 31, 2017 and December 31, 2016:

	Notional Amount[1]
	March 31, 2017	December 31, 2016
Foreign currency option contracts designated as hedging activity:
Purchased Put	$2,361	$1,790
Written Call	2,659	2,009
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $510 million and $387 million as of March 31, 2017 and December 31, 2016, respectively, and settlement dates within 21 months and 24 months, respectively.

Assuming that the March 31, 2017 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $194 million if the U.S. Dollar were to strengthen and decrease by approximately $170 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.
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

As of March 31, 2017 and December 31, 2016, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	March 31, 2017	December 31, 2016
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500	$500
Forward starting swaps with effective dates in 2018	500	500

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of March 31, 2017 would have increased the fair value of our contracts by approximately $81 million. A one percentage point decrease as of March 31, 2017 would have decreased the aggregate fair value of our contracts by approximately $90 million.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense on the Consolidated Statements of Income. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations.

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of March 31, 2017 and December 31, 2016:

	Notional Amount
	March 31, 2017	December 31, 2016
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$300	$200

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of March 31, 2017 would have reduced the aggregate fair value of our net payable by approximately $965 million. A one percentage point decrease as of March 31, 2017 would have increased the aggregate fair value of our net payable by approximately $1.1 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the U.S. there have been and are likely to continue to be a number of legislative and regulatory proposals and enactments related to drug pricing and reimbursement that could impact our profitability. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010, and are referred to collectively as the Healthcare Reform Acts. These reforms have significantly impacted the pharmaceutical industry and, in the coming years, it is likely that additional changes, including the possible repeal of all or certain aspects of these reforms, will be made. Moreover, changes could be made to governmental healthcare and insurance reimbursement programs that could significantly impact the profitability of our products. Additionally, the pricing and reimbursement of pharmaceutical products, in general and specialty drugs in particular, have received the attention of U.S. policymakers and others. At this time, we cannot predict the impact of this increased scrutiny on the pricing or reimbursement of our products or pharmaceutical products generally.

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

HRSA also issued proposed regulations to implement an administrative dispute resolution (ADR) process for certain disputes arising under the 340B program, including (1) claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers; and (2) claims by manufacturers, after a manufacturer has conducted an audit, that a covered entity has violated the prohibition on diversion to ineligible patients or duplicate discounts. The exact timing and content of final action on these matters is uncertain at this time. Depending on their final form, these actions could affect our obligations under the 340B program in ways that may have an adverse impact on our business. Additionally, HRSA recently finalized a regulation regarding the 340B pricing methodology and providing guidelines for when civil monetary penalties may be issued for “knowing and intentional” manufacturer overcharges of 340B covered entities.  The regulations were initially effective on March 6, 2017 (with enforcement beginning on April 1, 2017), but HRSA has extended the effective date to May 22, 2017 (with enforcement beginning on July 1, 2017).  HRSA has reopened the comment process to address whether further extensions of the effective date of the regulation would be appropriate.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties (through, for example, litigation or post grant review in the United States Patent and Trademark Office (USPTO) or European Patent Office (EPO)), a court or patent authority ruling on such challenge will ultimately determine, after all opportunities for appeal have been exhausted, that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents and settlement of certain of these challenges, see Note 16 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected in ways that are difficult to anticipate at this time under the provisions of the America Invents Act enacted in 2011. This law represents a significant change to the US patent system. Uncertainty exists in the application and interpretation of various aspects of the America Invents Act. For example, post grant review procedures have been implemented that potentially represent a significant threat to a company’s patent portfolio. Members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. Once instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. For more information with respect to IPRs, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report. A procedure similar to the IPR has existed in Europe for many years and we have defended our European patents in certain of those proceedings. We cannot predict whether any other Celgene patents will ever become the subject of a post grant review. If a significant product patent is successfully challenged in a post grant review proceeding it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales of that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights and settlements of certain challenges, see Note 16 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

Sales of our products are dependent, in large part, on third-party payers. As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. For information about receivable balances relating to government-owned or -controlled hospitals in European countries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur. For more information regarding settlement of certain legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the False Claims Act, the Foreign Corrupt Practices Act and other federal and state statutes, including those discussed elsewhere in this report, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers, third-party payers, stockholders and others. There can be no assurance that existing or future proceedings will not result in significant expense, civil payments, fines or other adverse consequences. For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. (Abraxis) and in connection with our acquisition, contingent value rights (CVRs) were issued entitling each holder of a CVR to a pro rata portion of certain net sales payments if certain specified conditions are satisfied. In addition to the risks relating to our common stock, CVR holders are subject to additional risks, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through March 2017, our Board of Directors approved purchases of up to $20.5 billion of our common stock. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended March 31, 2017, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	1,250,880	$114.25	1,250,880	$4,588,396,119
February 1 - February 28	707,600	$117.37	707,600	$4,505,341,920
March 1 - March 31	626,400	$124.24	626,400	$4,427,517,489
Total	2,584,880	$117.53	2,584,880

During the three-month period ended March 31, 2017, we purchased approximately 2.6 million shares of common stock under the share repurchase program from all sources at a cost of approximately $304 million, excluding commissions. As of March 31, 2017, we had a remaining purchase authorization of approximately $4.4 billion.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

10.1*	Letter Agreement between the Company and Scott Smith dated April 1, 2017 amending the Letter Agreement dated July 27, 2015.

10.2*
Amendment No. 3 dated April 17, 2017 to Second Amended and Restated Credit Agreement among Celgene Corporation, the lender parties named therein, and Citibank, N.A., as administrative agent, dated as of April 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2015), as amended by FIRST AMENDMENT thereto dated as of July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016), as further amended by AMENDMENT NO. 2 thereto dated as of April 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2016).

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	April 27, 2017	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)