Form 10-Q
period 2017-06-30
CELGENE CORP /DE/
filed 2017-07-27
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 21, 2017, 782,350,672 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Revenue:
Net product sales	$3,256	$2,744	$6,206	$5,239
Other revenue	12	10	22	27
Total revenue	3,268	2,754	6,228	5,266
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	111	111	224	217
Research and development	835	949	1,830	1,682
Selling, general and administrative	939	732	1,559	1,275
Amortization of acquired intangible assets	88	175	170	267
Acquisition related (income) charges and restructuring, net	(13)	(36)	26	—
Total costs and expenses	1,960	1,931	3,809	3,441
Operating income	1,308	823	2,419	1,825
Other income and (expense):
Interest and investment income, net	24	7	39	14
Interest (expense)	(126)	(123)	(253)	(245)
Other (expense) income, net	(76)	(12)	(50)	23
Income before income taxes	1,130	695	2,155	1,617
Income tax provision	69	97	153	218
Net income	$1,061	$598	$2,002	$1,399
Net income per common share:
Basic	$1.36	$0.77	$2.57	$1.80
Diluted	$1.31	$0.75	$2.47	$1.74
Weighted average shares:
Basic	780.4	775.6	779.7	778.1
Diluted	811.7	801.5	811.5	804.7

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Net income	$1,061	$598	$2,002	$1,399
Other comprehensive income (loss):
Foreign currency translation adjustments	31	(15)	41	3

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding (losses) gains	(153)	31	(234)	(190)
Tax benefit (expense)	7	8	7	18
Unrealized holding (losses) gains, net of tax	(146)	39	(227)	(172)

Reclassification adjustment for (gains) included in net income	(79)	(60)	(163)	(147)
Tax (benefit)	(1)	(1)	(2)	(1)
Reclassification adjustment for (gains) included in net income, net of tax	(80)	(61)	(165)	(148)

Net unrealized gains (losses) on marketable securities available-for-sale:
Unrealized holding gains (losses)	2	29	229	(353)
Tax (expense) benefit	(1)	(12)	(81)	127
Unrealized holding gains (losses), net of tax	1	17	148	(226)

Reclassification adjustment for losses included in net income	34	30	34	40
Tax (benefit)	(13)	(11)	(13)	(14)
Reclassification adjustment for losses included in net income, net of tax	21	19	21	26
Total other comprehensive (loss)	(173)	(1)	(182)	(517)
Comprehensive income	$888	$597	$1,820	$882

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,660	$6,170
Marketable securities available-for-sale	3,480	1,800
Accounts receivable, net of allowances of $35 and $31 at June 30, 2017 and December 31, 2016, respectively	1,729	1,621
Inventory	533	498
Other current assets	734	779
Total current assets	13,136	10,868
Property, plant and equipment, net	989	930
Intangible assets, net	10,218	10,392
Goodwill	4,866	4,866
Other non-current assets	1,097	1,030
Total assets	$30,306	$28,086
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	500	501
Accounts payable	272	247
Accrued expenses and other current liabilities	2,379	2,115
Income taxes payable	32	41
Current portion of deferred revenue	57	55
Total current liabilities	3,240	2,959
Deferred revenue, net of current portion	31	28
Income taxes payable	463	420
Other non-current tax liabilities	2,519	2,519
Other non-current liabilities	1,825	1,771
Long-term debt, net of discount	13,783	13,789
Total liabilities	21,861	21,486
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 964.1 million and 954.1 million shares at June 30, 2017 and December 31, 2016, respectively	10	10
Common stock in treasury, at cost; 182.0 million and 175.5 million shares at June 30, 2017 and December 31, 2016, respectively	(17,069)	(16,281)
Additional paid-in capital	13,174	12,378
Retained earnings	12,093	10,074
Accumulated other comprehensive income	237	419
Total stockholders’ equity	8,445	6,600
Total liabilities and stockholders’ equity	$30,306	$28,086

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,002	$1,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66	58
Amortization	174	192
Impairment charges	50	133
Deferred income taxes	(186)	(167)
Change in value of contingent consideration	26	(11)
(Gain) on sale of business	—	(38)
Net (gain) on sale of investments	(15)	(7)
Share-based compensation expense	323	304
Share-based employee benefit plan expense	22	20
Derivative instruments	60	(14)
Other, net	(15)	2
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(75)	(81)
Inventory	(32)	(45)
Other operating assets	(184)	100
Accounts payable and other operating liabilities	219	55
Income tax payable	33	96
Deferred revenue	1	(3)
Net cash provided by operating activities	2,469	1,993
Cash flows from investing activities:
Proceeds from sales of marketable securities available-for-sale	2,070	428
Purchases of marketable securities available-for-sale	(3,482)	(432)
Capital expenditures	(132)	(103)
Proceeds from sales of investment securities	14	11
Purchases of investment securities	(85)	(90)
Net cash (used in) investing activities	(1,615)	(186)
Cash flows from financing activities:
Payment for treasury shares	(811)	(1,706)
Net proceeds from common equity put options	—	6
Net proceeds from share-based compensation arrangements	387	76
Net cash (used in) financing activities	(424)	(1,624)
Effect of currency rate changes on cash and cash equivalents	60	—
Net increase in cash and cash equivalents	490	183
Cash and cash equivalents at beginning of period	6,170	4,880
Cash and cash equivalents at end of period	$6,660	$5,063

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2017	2016
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available-for-sale	$(229)	$353
Investment in Human Longevity, Inc. common stock	$—	$40
Supplemental disclosure of cash flow information:
Interest paid	$262	$265
Income taxes paid	$333	$227

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation-Stock Compensation" (ASU 2016-09). The new standard was effective for us on January 1, 2017. Among other provisions, the new standard requires that excess tax benefits and tax deficiencies that arise upon vesting or exercise of share-based payments be recognized as income tax benefits and expenses in the income statement. Previously, such amounts were recorded to additional paid-in-capital. This aspect of the new guidance was required to be adopted prospectively, and accordingly, the income tax provisions for the three- and six-month periods ended June 30, 2017 includes $95 million and $170 million, respectively, of excess tax benefits arising from share-based compensation awards that vested or were exercised during the periods. In addition, at January 1, 2017, the Company recorded a cumulative-effect adjustment to retained earnings, with a corresponding increase to net deferred tax assets, in the amount of $18 million related to previously unrecognized excess tax benefits outstanding in the Consolidated Balance Sheet. In addition, the adoption of the new standard increased the diluted share count for the three- and six-month periods ended June 30, 2017 by approximately 7.0 million and 7.3 million shares, respectively. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that excess income tax benefits and tax deficiencies be classified in Cash flows from operating activities (such amounts were previously included in Cash flows from financing activities). The Company elected to adopt this aspect of the new guidance retrospectively, and accordingly, to conform to the current year presentation, $82 million of excess tax benefits were reclassified from Net Cash Used in Financing Activities to Net Cash Provided by Operating Activities and included within the change in Income taxes payable in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2016. As a result, Net Cash Used in Financing Activities increased by $82 million with a corresponding increase in Net Cash Provided by Operating Activities in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2016.
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

The new standard will be effective for us beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We will adopt the standard using the modified retrospective method.

We have completed an analysis of existing contracts with our customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Based on our review of current customer contracts, we do not expect the implementation of ASU 2014-09 to have a material quantitative impact on our consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. In limited instances, we may recognize revenue earlier than under the current standard. Currently, we defer certain revenue where the price pursuant to the underlying customer arrangement is not fixed and determinable. Under the new standard, such customer arrangements will be accounted for as variable consideration, which may result in revenue being recognized earlier provided we can reliably estimate the ultimate price expected to be realized from the customer. We will continue to assess new customer contracts throughout 2017. The new standard will result in additional revenue-related disclosures in the footnotes to our consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying and designing such changes to ensure our readiness.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. Companies that elect the fair value option for financial liabilities must recognize changes in fair value related to instrument-specific credit risk in other comprehensive income (OCI). Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 will be effective for us beginning in the first quarter of 2018 and early adoption is available to publicly traded companies to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in OCI. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures, as we held publicly traded equity investments as of June 30, 2017 with a fair value of approximately $1.2 billion in a net unrealized gain position of $482 million, and having an associated deferred tax liability of $171 million, as of June 30, 2017. We will record a cumulative-effect adjustment to retained earnings for the amount of unrealized gains or losses, net of tax at the beginning of the fiscal year of adoption. The guidance related to equity investments without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility currently recorded in OCI related to changes in the fair market value of available-for-sale equity investments will be reflected in net income after adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of approximately $213 million as of December 31, 2016 under our portfolio of non-cancelable leased office and research facilities at that time which had various expirations dates between 2017 and 2025 as included in our 2016 Annual Report on Form 10-K. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other acquisitions: In addition, during the first quarter of 2017, we acquired all of the outstanding shares of a privately held biotechnology company for total initial consideration of $26 million. The sellers are also eligible to receive up to $210 million in contingent development and regulatory approval milestones. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The consideration transferred resulted in a $25 million research and development asset acquisition expense and $1 million of net assets acquired.

Divestitures

LifebankUSA: In February 2016, we completed the sale of certain assets of Celgene Cellular Therapeutics (CCT) comprising CCT's biobanking business known as LifebankUSA, CCT’s biomaterials portfolio of assets, including Biovance®, and CCT's rights to PSC-100, a placental stem cell program, to Human Longevity, Inc. (HLI), a genomics and cell therapy-based diagnostic and therapeutic company based in San Diego, California. We received 3.4 million shares of HLI Class A common stock with a fair value of $40 million as consideration in the transaction. The fair value of the shares of common stock we received was determined based on the most recent preferred share offering and reduced for the estimated value of the liquidation preference not offered to common shareholders. The transaction generated a $38 million gain that was recorded on our Consolidated Statement of Income in Other (expense) income, net. As of June 30, 2017, our total investment in HLI represents approximately 14% of HLI's outstanding capital stock.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2017	2016	2017	2016
Net income	$1,061	$598	$2,002	$1,399
Weighted-average shares:
Basic	780.4	775.6	779.7	778.1
Effect of dilutive securities:
Options, restricted stock units, performance-based restricted stock units and other	31.3	25.9	31.8	26.6
Diluted	811.7	801.5	811.5	804.7
Net income per share:
Basic	$1.36	$0.77	$2.57	$1.80
Diluted	$1.31	$0.75	$2.47	$1.74

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 21.4 million and 19.2 million shares for the three-month periods ended June 30, 2017 and 2016, respectively, and 22.0 million and 19.7 million shares for the six-month periods ended June 30, 2017 and 2016, respectively.

Share Repurchase Program: During the period of April 2009 through June 30, 2017, our Board of Directors approved repurchases of up to an aggregate of $20.5 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month and six-month periods ended June 30, 2017 and 2016, we recorded put option activity on our Consolidated Statements of Income in Other (expense) income, net as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Gain from sale of put options	$—	$3	$—	$8

As of June 30, 2017 and December 31, 2016, we had no outstanding put options.

We have purchased 4.2 million and 6.8 million shares of common stock under the share repurchase program from all sources at a total cost of $507 million and $811 million during the three- and six-month periods ended June 30, 2017, respectively. As of June 30, 2017, we had a remaining share repurchase authorization of $3.9 billion.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Available-for-Sale Marketable Securities	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(38)	$144	$415	$(102)	$419
Other comprehensive income (loss) before reclassifications, net of tax	—	148	(227)	41	(38)
Reclassified losses (gains) from accumulated other comprehensive income, net of tax	—	21	(165)	—	(144)
Net current-period other comprehensive income (loss), net of tax	—	169	(392)	41	(182)
Balance as of June 30, 2017	$(38)	$313	$23	$(61)	$237

Balance as of December 31, 2015	$(14)	$272	$586	$(76)	$768
Other comprehensive (loss) income before reclassifications, net of tax	—	(226)	(172)	3	(395)
Reclassified losses (gains) from accumulated other comprehensive income, net of tax	—	26	(148)	—	(122)
Net current-period other comprehensive (loss) income, net of tax	—	(200)	(320)	3	(517)
Balance as of June 30, 2016	$(14)	$72	$266	$(73)	$251

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2017	2016	2017	2016
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$81	$62	$167	$150
Treasury rate lock agreements	Interest (expense)	(2)	(1)	(3)	(2)
Interest rate swap agreements	Interest (expense)	—	(1)	(1)	(1)
	Income tax provision	1	1	2	1

Gains (losses) from available-for-sale marketable securities:
Realized (loss) on sales of marketable securities	Interest and investment income, net	(34)	(30)	(34)	(40)
	Income tax provision	13	11	13	14
Total reclassification, net of tax		$59	$42	$144	$122

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and the valuation techniques we utilized to determine such fair value.

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

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. Changes in the fair value of contingent consideration obligations are recognized in Acquisition related (income) charges and restructuring, net in the Consolidated Statements of Income. The fair value of our contingent consideration as of June 30, 2017 and December 31, 2016 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	June 30, 2017	December 31, 2016
Discount rate	1.5% to 12.0% (8.8%)	1.5% to 12.0% (8.6%)
Probability of payment	0% to 95% (42.7%)	0% to 95% (42.0%)
Projected year of payment for development and regulatory milestones	2017 to 2029 (2020)	2017 to 2029 (2019)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	2020 to 2032 (2025)	2019 to 2033 (2024)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila and Quanticel are estimated to be approximately $120 million, $475 million and $314 million, respectively and $1.9 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of June 30, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$3,480	$1,214	$2,266	$—
Forward currency contracts	51	—	51	—
Purchased currency options	88	—	88	—
Interest rate swaps	18	—	18	—
Total assets	$3,637	$1,214	$2,423	$—
Liabilities:
Contingent value rights	$(54)	$(54)	$—	$—
Written currency options	(114)	—	(114)	—
Other acquisition related contingent consideration	(1,488)	—	—	(1,488)
Total liabilities	$(1,656)	$(54)	$(114)	$(1,488)

	Balance as of December 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,800	$891	$909	$—
Forward currency contracts	379	—	379	—
Purchased currency options	140	—	140	—
Interest rate swaps	31	—	31	—
Total assets	$2,350	$891	$1,459	$—
Liabilities:
Contingent value rights	$(44)	$(44)	$—	$—
Written currency options	(54)	—	(54)	—
Other acquisition related contingent consideration	(1,490)	—	—	(1,490)
Total liabilities	$(1,588)	$(44)	$(54)	$(1,490)

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended June 30, 2017 and 2016. The following tables represent a roll-forward of the fair value of level 3 instruments:

	Three-Month Period Ended June 30, 2017
Liabilities:	Gloucester	Nogra	Avila	Quanticel	Total
Balance as of March 31, 2017	$(22)	$(1,377)	$(8)	$(120)	$(1,527)
Amounts acquired or issued, including measurement period adjustments	—	—	—	—	—
Net change in fair value	—	5	5	10	20
Settlements, including transfers to Accrued expenses and other current liabilities	—	—	—	19	19
Balance as of June 30, 2017	$(22)	$(1,372)	$(3)	$(91)	$(1,488)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Period Ended June 30, 2016
Liabilities:	Gloucester	Nogra	Avila	Quanticel	Total
Balance as of March 31, 2016	$(19)	$(1,267)	$(96)	$(168)	$(1,550)
Amounts acquired or issued, including measurement period adjustments	—	—	—	—	—
Net change in fair value	(1)	(28)	81	(2)	50
Settlements, including transfers to Accrued expenses and other current liabilities	—	—	—	30	30
Balance as of June 30, 2016	$(20)	$(1,295)	$(15)	$(140)	$(1,470)

There were no security transfers between levels 1, 2 and 3 during the six-month periods ended June 30, 2017 and 2016. The following tables represent a roll-forward of the fair value of level 3 instruments:

	Six-Month Period Ended June 30, 2017
Liabilities:	Gloucester	Nogra	Avila	Quanticel	Total
Balance as of December 31, 2016	$(21)	$(1,346)	$(8)	$(115)	$(1,490)
Amounts acquired or issued, including measurement period adjustments	—	—	—	—	—
Net change in fair value	(1)	(26)	5	5	(17)
Settlements, including transfers to Accrued expenses and other current liabilities	—	—	—	19	19
Balance as of June 30, 2017	$(22)	$(1,372)	$(3)	$(91)	$(1,488)

	Six-Month Period Ended June 30, 2016
Liabilities:	Gloucester	Nogra	Avila	Quanticel	Total
Balance as of December 31, 2015	$(19)	$(1,239)	$(97)	$(167)	$(1,522)
Amounts acquired or issued, including measurement period adjustments	—	—	—	—	—
Net change in fair value	(1)	(56)	82	(3)	22
Settlements, including transfers to Accrued expenses and other current liabilities	—	—	—	30	30
Balance as of June 30, 2016	$(20)	$(1,295)	$(15)	$(140)	$(1,470)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of June 30, 2017 and December 31, 2016 had settlement dates within 25 months and 31 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in OCI and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other (expense) income, net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded on the Consolidated Statements of Income in Other (expense) income, net.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of June 30, 2017 and December 31, 2016:

	Notional Amount
Foreign Currency	June 30, 2017	December 31, 2016
Australian Dollar	$69	$49
British Pound	161	199
Canadian Dollar	270	193
Euro	1,367	1,812
Japanese Yen	601	597
Total	$2,468	$2,850

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2017, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense) income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of June 30, 2017 and December 31, 2016 were $1.1 billion and $934 million, respectively.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of June 30, 2017 and December 31, 2016 had settlement dates within 42 months and 48 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar. Outstanding

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

foreign currency option contracts entered into to hedge forecasted revenue were as follows as of June 30, 2017 and December 31, 2016:

	Notional Amount[1]
	June 30, 2017	December 31, 2016
Foreign currency option contracts designated as hedging activity:
Purchased Put	$3,181	$1,790
Written Call	3,580	2,009
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $510 million and $387 million as of June 30, 2017 and December 31, 2016, respectively, and settlement dates within 18 months and 24 months, respectively.
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

As of June 30, 2017 and December 31, 2016, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	June 30, 2017	December 31, 2016
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500	$500
Forward starting swaps with effective dates in 2018	500	500

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of June 30, 2017 and December 31, 2016:

	Notional Amount
	June 30, 2017	December 31, 2016
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2017 and 2016 and also terminated the hedging relationship by settling certain of those swap contracts during 2017. The settlement of swap contracts resulted in the receipt of net proceeds which was not material during the three- and six-month periods ended June 30, 2017, which is accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2017 and December 31, 2016:

		June 30, 2017
	Consolidated Balance Sheet Classification	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	$81	$23
	Accrued expenses and other current liabilities	8	13
	Other non-current assets	33	26
	Other non-current liabilities	53	100
Interest rate swap agreements	Other current assets	3	—
	Other non-current assets	27	9
	Other non-current liabilities	—	4
Derivatives not designated as hedging instruments:
Foreign exchange contracts[1]	Other current assets	24	7
	Accrued expenses and other current liabilities	—	5
Interest rate swap agreements	Other current assets	2	2
	Other non-current assets	2	1
Total		$233	$190

1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet in accordance with ASC 210-20.

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

1 Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended June 30, 2017 and 2016:

	Three-Month Period Ended June 30, 2017
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(136)	Net product sales	$81	Other (expense) income, net	$(43)	2
Treasury rate lock agreements	—	Interest (expense)	(2)	Other (expense) income, net	—
Interest rate swap agreements	(17)	Interest (expense)	—	Other (expense) income, net	—

1 Net gains of $29 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net losses recognized in income represents $43 million of losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts).

	Three-Month Period Ended June 30, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$53	Net product sales	$62	Other (expense) income, net	$9	1
Treasury rate lock agreements	—	Interest (expense)	(1)	Other (expense) income, net	—
Interest rate swap agreements	(22)	Interest (expense)	(1)	Other (expense) income, net	—

1 The amount of net gains recognized in income represents $8 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $1 million of gains related to the ineffective portion of the hedging relationships.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Income for the six-month periods ended June 30, 2017 and 2016:

	Six-Month Period Ended June 30, 2017
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative[1]	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(217)	Net product sales	$167	Other (expense) income, net	$(24)	2
Treasury rate lock agreements	—	Interest (expense)	(3)	Other (expense) income, net	—
Interest rate swap agreements	(17)	Interest (expense)	(1)	Other (expense) income, net	—

1 Net gains of $29 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
2 The amount of net losses recognized in income represents $24 million of losses related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts).

	Six-Month Period Ended June 30, 2016
	(Effective Portion)			(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange contracts	$(142)	Net product sales	$150	Other (expense) income, net	$23	1
Treasury rate lock agreements	—	Interest (expense)	(2)	Other (expense) income, net	—
Interest rate swap agreements	(48)	Interest (expense)	(1)	Other (expense) income, net	—

1 The amount of net gains recognized in income represents $21 million of gains related to amounts excluded from the assessment of hedge effectiveness (fair value adjustments of forward point amounts) and $2 million of gains related to the ineffective portion of the hedging relationships.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2017 and 2016:

		Amount of Gain Recognized in Income on Derivative
	Classification of Gain Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2017	2016	2017	2016
Interest rate swap agreements	Interest (expense)	$10	$13	$19	$26

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2017 and 2016:

		Amount of (Loss) Gain Recognized in Income on Derivative
	Classification of (Loss) Gain Recognized in Income on Derivative	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		2017	2016	2017	2016
Foreign exchange contracts	Other (expense) income, net	$(20)	$—	$(42)	$(28)
Put options on our common stock	Other (expense) income, net	—	3	—	8

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments related to changes in the fair value of assets and liabilities denominated in foreign currencies are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Income in Other (expense) income, net for all periods presented. When we enter into foreign exchange contracts not designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. Dollar translated amounts of each Income Statement account in current and/or future periods.

8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents.  As of June 30, 2017, the carrying value of our time deposits and repurchase agreements was $1.8 billion, commercial paper instruments was $161 million, and money market funds was $3.4 billion, all of which are included in Cash and cash equivalents. As of December 31, 2016, the carrying value of our time deposits and repurchase agreements was $2.8 billion, commercial paper instruments was $65 million, and money market funds was $1.6 billion, all of which were included in Cash and cash equivalents.  The carrying values approximated fair value as of June 30, 2017 and December 31, 2016.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security as of June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$100	$—	$(1)	$99
U.S. government-sponsored agency securities	23	—	—	23
U.S. government-sponsored agency MBS	21	—	(1)	20
Corporate debt - global	939	—	—	939
Asset backed securities	9	—	—	9
Ultra short income fund	350	—	—	350
Time deposits[1] and Repurchase agreements[1]	826	—	—	826
Marketable equity securities	732	486	(4)	1,214
Total available-for-sale marketable securities	$3,000	$486	$(6)	$3,480

December 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$121	$—	$(1)	$120
U.S. government-sponsored agency MBS	31	—	—	31
Corporate debt - global	378	—	(1)	377
Asset backed securities	17	—	—	17
Time deposits[1]	364	—	—	364
Marketable equity securities	672	238	(19)	891
Total available-for-sale marketable securities	$1,583	$238	$(21)	$1,800

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1 Have original maturities of greater than three months.

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of June 30, 2017, all of our time deposits and repurchase agreements had original maturities less than one year. Marketable equity securities consist of investments in publicly traded equity securities.

Duration periods of available-for-sale debt securities as of June 30, 2017 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$997	$997
Duration of one through three years	438	437
Duration of three through five years	7	6
Total	$1,442	$1,440

9. Inventory

Inventories as of June 30, 2017 and December 31, 2016 are summarized by major category as follows:

	June 30, 2017	December 31, 2016
Raw materials	$267	$274
Work in process	109	87
Finished goods	157	137
Total	$533	$498

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

The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2017 and December 31, 2016 are summarized as follows:

June 30, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(1,816)	$1,590
Technology	483	(373)	110
Licenses	66	(29)	37
Other	43	(33)	10
	3,998	(2,251)	1,747
Non-amortizable intangible assets:
Acquired IPR&D product rights	8,471	—	8,471
Total intangible assets	$12,469	$(2,251)	$10,218

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(1,694)	$1,712
Technology	483	(326)	157
Licenses	66	(26)	40
Other	43	(31)	12
	3,998	(2,077)	1,921
Non-amortizable intangible assets:
Acquired IPR&D product rights	8,471	—	8,471
Total intangible assets	$12,469	$(2,077)	$10,392

Amortization expense related to intangible assets was $89 million and $176 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $173 million and $270 million for the six-month periods ended June 30, 2017 and 2016, respectively. The amortization expense decrease for the three-month and six-month periods primarily related to the previously disclosed impairment of the technology platform asset in the second quarter of 2016, which was obtained in the acquisition of Avila. Assuming no changes in the gross carrying amount of finite lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $336 million in 2017, $252 million in 2018, $156 million in 2019, $154 million in 2020 and $152 million in 2021.

Goodwill: As of June 30, 2017 and December 31, 2016, our goodwill related to the 2015 acquisitions of Receptos and Quanticel, 2014 acquisition of Nogra, 2012 acquisition of Avila, 2010 acquisitions of Abraxis and Gloucester, 2008 acquisition of Pharmion and 2004 acquisition of Penn T Limited.

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of June 30, 2017 or December 31, 2016. The current portion of long-term debt outstanding as of June 30, 2017 and December 31, 2016 includes:

	June 30, 2017	December 31, 2016
1.900% senior notes due 2017	$500	$501

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after June 30, 2017 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of June 30, 2017 and December 31, 2016 includes:

	June 30, 2017	December 31, 2016
2.125% senior notes due 2018	$999	$998
2.300% senior notes due 2018	401	402
2.250% senior notes due 2019	507	509
2.875% senior notes due 2020	1,494	1,493
3.950% senior notes due 2020	516	518
3.250% senior notes due 2022	1,049	1,054
3.550% senior notes due 2022	994	994
4.000% senior notes due 2023	740	744
3.625% senior notes due 2024	1,001	1,001
3.875% senior notes due 2025	2,480	2,475
5.700% senior notes due 2040	247	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	987	987
5.000% senior notes due 2045	1,975	1,974
Total long-term debt	$13,783	$13,789

As of June 30, 2017 and December 31, 2016, the fair value of our outstanding Senior Notes was approximately $15.0 billion and $14.6 billion, respectively, and represented a Level 2 measurement within the fair value measurement hierarchy.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of June 30, 2017, a balance of $57 million in net losses remained in accumulated other comprehensive income related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of June 30, 2017, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding as of June 30, 2017 effectively converted the hedged portion of our fixed-rate notes to floating rates. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of June 30, 2017 and December 31, 2016, we had balances of $158 million and $174 million, respectively, of net unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: In April 2016, our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.0 billion. As of June 30, 2017 and December 31, 2016, we had available capacity to issue up to $2.0 billion of Commercial Paper, and there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. During the second quarter of 2017, we amended our Credit Facility to extend the expiration date to April 17, 2022. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings. As of June 30, 2017 and December 31, 2016, there was no outstanding borrowings against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2017.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Share-Based Compensation

We have a stockholder-approved stock incentive plan, the Celgene Corporation 2017 Stock Incentive Plan (formerly the 2008 Stock Incentive Plan) (Plan) that provides for the granting of options, restricted stock units (RSUs), performance stock units (PSUs) and other share-based awards to our employees, officers and non-employee directors. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2017 and 2016:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Cost of goods sold (excluding amortization of acquired intangible assets)	$8	$9	$15	$18
Research and development	70	64	135	126
Selling, general and administrative	92	85	173	160
Total share-based compensation expense	170	158	323	304
Tax benefit related to share-based compensation expense	46	44	87	84
Reduction in income	$124	$114	$236	$220

The tax benefit related to share-based compensation expense above excludes excess tax benefits of $95 million and $170 million from share-based compensation awards that vested or were exercised during the three- and six-month periods ended June 30, 2017, respectively. See Note 2 for additional information related to the adoption of ASU 2016-09.

The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2017 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2016	73.8	7.1	463
Changes during the Year:
Granted	5.9	1.5	169
Exercised / Released	(9.7)	(0.3)	(1)
Forfeited	(0.9)	(0.3)	(27)
Outstanding as of June 30, 2017	69.1	8.0	604

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of June 30, 2017 were as follows (dollars in millions):

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$561	$405	$35
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.5	1.6

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the six-month period ended June 30, 2017 gross unrecognized tax benefits increased by $42 million, primarily from an increase in unrecognized tax benefits related to current year operations of $34 million and accrued interest of $8 million. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 17 of Notes to Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K. During 2017, we did not enter into any new collaboration arrangements or make any payments pursuant to any existing collaboration arrangements that were material individually or in the aggregate.

Potential Future Milestone Payments: For the six-month period ended June 30, 2017, we entered into arrangements that include the potential for future milestone payments of $203 million related to the attainment of specified development and regulatory milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs) and/or the lack of any adverse events which could cause the discontinuance of the programs.

A financial summary of certain period activity and the period-end balances related to our collaboration arrangements is presented below1,2:

		Three-Month Periods Ended June 30,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Agios	2017	$—	$—	$—	$—	$31
	2016	200	—	—	—	—
Juno[3]	2017	—	—	—	—	—
	2016	50	—	—	—	—
Other Collaboration Arrangements	2017	75	—	—	3	36
	2016	34	10	—	4	—

		Six-Month Periods Ended June 30,
		Research and Development Expense
		Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
Agios	2017	$8	$—	$—	$—	$31
	2016	200	25	—	—	—
Juno[3]	2017	—	—	—	—	2
	2016	50	—	—	—	41
Other Collaboration Arrangements	2017	77	—	7	7	46
	2016	114	50	—	10	37

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
Agios	June 30, 2017	$—	$302	12%
	December 31, 2016	—	219	12%
Juno	June 30, 2017	—	309	10%
	December 31, 2016	—	194	10%
Other Collaboration Arrangements	June 30, 2017	13	552	N/A
	December 31, 2016	22	439	N/A

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

[3]
Our equity investment in Juno made in the first quarter of 2016 was transacted at a price per share that exceeded the market value of Juno's publicly traded common stock on the transaction closing date, resulting in an expense for the premium of $6 million that was recorded in the Consolidated Statement of Income as Other (expense) income, net in the first quarter of 2016.

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also made certain acquisitions that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. See Note 3 for additional details related to our acquisitions and Note 14 for additional details related to collaboration arrangements.

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

Pending patent proceedings include challenges to the scope, validity and/or enforceability of our patents relating to certain of our products, uses of products or processes. Further, as certain of our products mature or they near the end of their regulatory exclusivity periods, it is more likely that we will receive challenges to our patents, and in some jurisdictions we have received such challenges.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are also subject, from time to time, to claims of third parties that we infringe their patents covering products or processes. Although we believe we have substantial defenses to these challenges and claims, there can be no assurance as to the outcome of these matters and an adverse decision in these proceedings could result in one or more of the following: (i) a loss of patent protection, which could lead to a significant reduction of sales that could materially affect our future results of operations, cash flows or financial condition (ii) our inability to continue to engage in certain activities, and (iii) significant liabilities, including payment of damages, royalties and/or license fees to any such third party.

Among the principal matters pending are the following:

Patent-Related Proceedings:

REVLIMID®: In 2012, our European patent EP 1 667 682 (the ’682 patent) relating to certain polymorphic forms of lenalidomide expiring in 2024 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined that the ’682 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, thereby staying any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend our intellectual property rights.

In 2010, Celgene’s European patent EP 1 505 973 (the ’973 patent) relating to certain uses of lenalidomide expiring in 2023 was opposed in a proceeding before the EPO by Synthon B.V. and an anonymous party. On February 25, 2013, the EPO determined that the ’973 patent was not valid. Celgene appealed the EPO ruling to the EPO Board of Appeal, thereby staying any revocation of the patent until the appeal is finally adjudicated. No appeal hearing date has been set. We do not anticipate a decision from the EPO Board of Appeal for several years and intend to vigorously defend our intellectual property rights.

We believe that our patent portfolio for lenalidomide in Europe, including the composition of matter patent which expires in 2022, is strong and defensible. Although we believe that we will prevail in the EPO proceedings, in the event these patents are found not to be valid, we still expect that we will have protection in the EU for lenalidomide under other patents through at least 2022.

We received a Notice Letter dated September 9, 2016 from Dr. Reddy’s Laboratories (DRL) notifying us of DRL’s Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the U.S. Food and Drug Administration's (FDA) list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book (Orange Book) for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States.

In response to the Notice Letter, we timely filed an infringement action against DRL in the United States District Court for the District of New Jersey on October 20, 2016. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) March 9, 2019. On November 18, 2016, DRL filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. On December 27, 2016, we filed a reply to DRL’s counterclaims. Fact discovery is set to close on May 31, 2018. The Court has not yet entered a schedule for expert discovery or trial. We subsequently received an additional Notice Letter from DRL dated June 8, 2017 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717; and 9,056,120 that are listed in the Orange Book for REVLIMID®.  In response to the Notice Letter, we timely filed an infringement action against DRL in the United States District Court for the District of New Jersey on July 20, 2017. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) December 8, 2019.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We received a Notice Letter dated July 5, 2017 from Cipla LTD, India (Cipla) notifying us of Cipla’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the Orange Book for REVLIMID®. Cipla is seeking to manufacture and market a generic version of 5 mg, 10 mg, 15 mg, 20 mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. We are in the process of assessing this Notice Letter, and we intend to vigorously defend our intellectual property rights.

We received a Notice Letter dated July 24, 2017 from Lotus Pharmaceutical Co., Inc. (Lotus) notifying us of Lotus’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,635,517; 6,315,720; 6,561,977; 6,755,784; 7,189,740; 7,456,800; 7,855,217; 7,968,569; 8,315,886; 8,404,717; 8,530,498; 8,626,531; 8,648,095; 9,056,120; 9,101,621; and 9,101,622 that are listed in the Orange Book for REVLIMID®. Lotus is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. We are in the process of assessing this Notice Letter, and we intend to vigorously defend our intellectual property rights.

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

We received a Notice Letter dated March 30, 2017 from Teva Pharmaceuticals USA, Inc. (Teva) notifying us of Teva’s ANDA submitted to the FDA that contains Paragraph IV certifications against U.S. Patent Nos. 6,316,471; 8,198,262; 8,673,939; 8,735,428; and 8,828,427 that are listed in the Orange Book. Teva is seeking to manufacture and market a generic version of 1 mg, 2 mg, 3 mg, and 4 mg POMALYST® (pomalidomide) capsules in the United States. We later received similar Notice Letters (the Pomalidomide Notice Letters) from six other generic drug manufacturers - Par Pharmaceutical, Inc. (Par); Apotex, Inc. (Apotex); Hetero USA, Inc. (Hetero); Aurobindo Pharma Ltd. (Aurobindo); Mylan Pharmaceuticals Inc. (Mylan); and Breckenridge Pharmaceutical, Inc. (“Breckenridge”) - relating to these and other POMALYST® patents listed in the Orange Book.

In response to the Pomalidomide Notice Letters, we timely filed an infringement actions in the United States District Court for the District of New Jersey against Teva and Par on May 4, 2017 and against Apotex, Hetero, Aurobindo, Mylan, and Breckenridge on May 11, 2017. As a result of the filing of our actions, the FDA cannot grant final approval of these ANDAs at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 8, 2020.  On July 13, 2017, Apotex and Hetero each filed answers and counterclaims asserting that the patents-in-suit are invalid and/or not infringed.  The remaining generic drug manufacturers have not yet filed responses and the Court has not yet entered scheduling orders.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin bound): We received a Notice Letter dated February 23, 2016 from Actavis LLC (Actavis) notifying us of Actavis’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,820,788; 7,923,536; 8,138,229; and 8,853,260 that are listed in the Orange Book for ABRAXANE®. We then received a Notice Letter dated October 25, 2016 from Cipla notifying us of Cipla’s ANDA, which contains Paragraph IV certifications against the same four patents for ABRAXANE®. Actavis and Cipla are seeking to manufacture and market a generic version of ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) (albumin bound) 100 mg/vial.

On April 6, 2016, we filed an infringement action against Actavis in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Actavis’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 24, 2018. On May 3, 2016, Actavis filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed and we filed a reply to Actavis’s counterclaims on June 10, 2016. Fact discovery is currently ongoing and expert discovery is currently set to close on November 17, 2017. The Court has not yet set a date for a trial.

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

On April 4, 2017, Actavis LLC filed petitions for IPRs challenging the validity of our patents U.S. 8,138,229 (the '229 patent); 7,923,536 (the '536 patent); 7,820,788 (the '788 patent); and 8,853,260 (the '260 patent) covering certain aspects of our ABRAXANE® product.  We filed our preliminary response on July 12, 2017.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 3, 2014, Mylan filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014. On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the remaining claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015, we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. The motion for summary judgment has been fully briefed by the parties. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

In 2011, the United States Attorney’s Office for the Central District of California informed us that they were investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General were conducting related investigations. In February 2014, three civil qui tam actions related to those investigations brought by three former Celgene employees on behalf of the federal and various state governments under the federal false claims act and similar state laws were unsealed after the United States Department of Justice (DOJ) declined to intervene in any of these actions. However, the DOJ retained the right to intervene in these actions at any time.

Additionally, while several states similarly declined to intervene in some of these actions, they also retained the right to intervene in the future. The plaintiffs in the Northern District of Alabama and Eastern District of Texas actions have voluntarily dismissed their cases. On April 25, 2014, we filed a motion to dismiss the complaint in the remaining (Central District of California) action, United States of America ex. rel. Beverly Brown v. Celgene Corp., unsealed February 5, 2014 (the Brown Action), which was denied except with respect to certain state claims. We filed our answer to the complaint on August 28, 2014.  Fact discovery closed on September 25, 2015.  Expert discovery closed on June 30, 2016.

The Relator (the person who brought the lawsuit on behalf of the government) submitted an expert report that, based on certain theories, purported to calculate damages and penalties. On July 25, 2016, we filed a motion to strike the Relator’s expert report.  The Magistrate Judge granted our motion, striking substantial portions of the report on August 23, 2016, significantly reducing the expert’s calculation of damages and penalties. Relator appealed this decision to the District Court Judge.

On August 29, 2016, the parties filed a Joint Stipulation on Defendant Celgene's Motion for Summary Judgment or, In the Alternative, Partial Summary Judgment. On December 28, 2016, the court entered an order granting in part and denying in part Celgene’s motion for summary judgment. Specifically, the court dismissed Relator’s anti-kickback claims and all claims related to prescriptions submitted to TRICARE, the Veterans Administration and the Tennessee, Texas and Wisconsin Medicaid programs. The court denied Celgene’s motion as to all other issues and upheld the District Court’s decision to strike substantial portions of Relator’s expert report. On January 30, 2017, we filed a Motion for Reconsideration of The Order Partially Denying Summary Judgment Or For Certification For Immediate Appeal And Stay.  This motion sought to dispose of the remainder of the Relator’s claims. Relator filed her Opposition to our motion on February 6, 2017.

A confidential mediation under Federal Rule of Civil Procedure Rule 408 was held on February 25, 2017. Relator and Celgene participated in the mediation and discussions continued after that date. On March 6, 2017, the Judge ordered that the trial begin on April 25, 2017. Relator and Celgene jointly sought, and obtained, a 90-day continuance of the trial date until July 25, 2017.  On June 26, 2017, the court held a status conference, in which it directed the parties to submit any proposed settlement agreement to which Relator, Celgene, and the DOJ had agreed to the court by July 13, 2017 with a motion to approve the settlement.  The court stated that it would rule on any motion to approve the settlement on July 25, 2017. As a result, we accrued $315 million related to this matter as a probable and reasonably estimable loss contingency during the three-month period ended June 30, 2017.

On July 13, 2017, the parties submitted a proposed settlement and motion to approve the settlement to the court.  On July 25, 2017, the court ruled that it would accept the settlement.  Under the terms of the settlement, Celgene will pay a total of $315 million (including fees and expenses) to resolve the matter with the United States, 28 States, the District of Columbia, the City of Chicago

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the Relator.  The settlement includes no admission of any wrongdoing by Celgene, and Celgene is not required to enter into a Corporate Integrity Agreement as part of the settlement.

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

Celgene filed its Answer to the IUB and Providence complaints on January 11, 2016. On June 14, 2017, a new complaint was filed by the same counsel representing the plaintiffs in the IUB case, making similar allegations and adding three new plaintiffs - International Union of Operating Engineers Stationary Engineers Local 39 Health and Welfare Trust Fund, The Detectives’ Endowment Association, Inc. and David Mitchell.  Counsel identified the new complaint as related to the IUB and Providence cases and intends to move to consolidate the complaints. The completion of fact discovery and expert discovery is scheduled for February 1, 2018 and July 15, 2018, respectively. No trial date has been set. We intend to vigorously defend against these claims.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subsequent Events

BeiGene, Ltd. (BeiGene): On July 5, 2017, we entered into a strategic collaboration to develop and commercialize BeiGene’s investigational anti-programmed cell death protein-1 (PD-1) inhibitor, BGB-A317, for patients with solid tumor cancers in the United States, Europe, Japan and the rest of the world outside of Asia. BeiGene will retain exclusive rights for the development and commercialization of BGB-A317 for hematological malignancies globally and for solid tumors in Asia (with the exception of Japan). BeiGene will acquire Celgene’s commercial operations in China and gain an exclusive license to commercialize Celgene’s approved therapies in China - ABRAXANE®, REVLIMID® and VIDAZA®. In addition, BeiGene is granted licensing rights in China to CC-122, under the same terms and conditions as Celgene's approved commercial products. CC-122 is a next generation CelMOD currently in development by Celgene for lymphoma and hepatocellular carcinoma.

Upon closing, BeiGene will receive upfront licensing fees totaling $263 million. In addition, Celgene will acquire an equity stake in BeiGene by purchasing 32.7 million, or 5.9 percent, of BeiGene’s ordinary shares at $4.58 per share, or $59.55 per BeiGene’s American Depositary Shares (ADS), representing a 35% premium to an 11 day volume-weighted average price of BeiGene’s ADS (beginning on June 16 and ending June 30, 2017). BeiGene is eligible to receive up to $980 million in development, regulatory and sales milestone payments as well as royalties on future sales of BGB-A317.

The transactions have been approved by the boards of directors of Celgene and BeiGene. Both companies expect to complete the transaction during the third quarter of 2017, subject to the expiration or termination of applicable waiting periods under all applicable antitrust laws and satisfaction of other usual and customary closing conditions.

FORMA Therapeutics Holdings LLC (FORMA): On March 21, 2014, we entered into a second collaboration arrangement with FORMA (March 2014 Collaboration), pursuant to which FORMA granted us an option to license the rights to select current and future FORMA drug candidates during a term of three and one half years. In addition, with respect to each licensed drug candidate, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, with such amounts being variable and contingent on various factors. With respect to each licensed drug candidate, we will assume responsibility for all global development activities and costs after completion of Phase 1 clinical trials. FORMA will retain U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization. Under this collaboration arrangement, we also have an option to enter into up to two additional collaborations.

During July 2017, we agreed to pay an upfront payment of $195 million for the first of the two additional collaborations. FORMA granted us an option to license the worldwide rights (except the U.S.) to select current and future drug candidates for the next two years and three months (or through October 1, 2019). In addition, with respect to each licensed drug candidate, we have the same rights and obligations as under the March 2014 Collaboration.

If we exercise our option to enter into an additional collaboration pursuant to the March 2014 Collaboration, we will receive an exclusive option to acquire FORMA, including the U.S. rights to all licensed drug candidates, and worldwide rights to other wholly-owned assets within FORMA at that time.

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

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, solid tumors, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma, lymphomas and myelodysplastic syndromes (MDS). In solid tumors, ABRAXANE® is currently in various stages of investigation for pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in a phase III trial for Behçet's disease, and is continuing to be studied in ankylosing spondylitis, psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have phase III trials underway for ozanimod in relapsing multiple sclerosis (RMS) and ulcerative colitis (UC) and for GED-0301 (mongersen) in Crohn’s disease. In hematology, phase III trials are underway for CC-486 and luspatercept in MDS, for CC-486 and IDHIFA® (enasidenib) in acute myeloid leukemia (AML) and for luspatercept in beta-thalassemia. In the fourth quarter of 2016, we submitted a new drug application (NDA) for IDHIFA® (enasidenib) for the treatment of patients with relapsed or refractory AML with isocitrate dehydrogenase-2 (IDH2) mutation.

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2016 Annual Report on Form 10-K filed with the SEC. The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2017, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III Trials:

Product	Disease Indication
OTEZLA®	Scalp Psoriasis

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

The consideration included an initial payment of $302 million. In addition, the sellers of Delinia are eligible to receive up to $475 million in contingent development, regulatory and commercial milestones. The acquisition did not include any significant processes and thus, for accounting purposes, we have concluded that the acquired assets did not meet the definition of a business. The initial payment was allocated primarily to the DEL-106 program, resulting in a $300 million research and development asset acquisition expense and approximately $2 million of net assets acquired. See Note 3 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

BeiGene, Ltd. (BeiGene): On July 5, 2017, we entered into a strategic collaboration to develop and commercialize BeiGene’s investigational anti-programmed cell death protein-1 (PD-1) inhibitor, BGB-A317, for patients with solid tumor cancers in the United States, Europe, Japan and rest of world outside Asia. BeiGene will retain exclusive rights for the development and commercialization of BGB-A317 for hematological malignancies globally and for solid tumors in Asia (with the exception of Japan). BeiGene will acquire Celgene’s commercial operations in China and gain an exclusive license to commercialize Celgene’s approved therapies in China - ABRAXANE®, REVLIMID® and VIDAZA®. In addition, BeiGene is granted licensing rights in China to CC-122, under the same terms and conditions as the approved commercial products. CC-122 is a next generation CelMOD currently in development by Celgene for lymphoma and hepatocellular carcinoma.

Upon closing, BeiGene will receive upfront licensing fees totaling $263 million. In addition, Celgene will acquire an equity stake of 5.9 percent in BeiGene. BeiGene is eligible to receive up to $980 million in development, regulatory and sales milestone payments as well as royalties on future sales of BGB-A317.

Both companies expect to complete the transaction during the third quarter of 2017, subject to the expiration or termination of applicable waiting periods under all applicable antitrust laws and satisfaction of other usual and customary closing conditions. See Note 17 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

FORMA Therapeutics Holdings LLC (FORMA): During July 2017, we agreed to pay an upfront payment of $195 million for the first of two additional optional collaborations pursuant to our March 2014 collaboration arrangement with FORMA. Under this additional collaboration, FORMA granted us an option to license the worldwide rights (except the U.S.) to select current and future drug candidates for the next two years and three months (or through October 1, 2019). In addition, with respect to each licensed drug candidate, we have the obligation to pay designated amounts when certain development, regulatory and sales milestone events occur, with such amounts being variable and contingent on specified factors. FORMA will retain U.S. rights to all such licensed assets, including responsibility for manufacturing and commercialization. See Note 17 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Financial Update

The following table summarizes net product sales, total revenue and earnings for the three-month periods ended June 30, 2017 and 2016 (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Net product sales	$3,256	$2,744	$512	18.7%
Total revenue	3,268	2,754	514	18.7%
Net income	1,061	598	463	77.4%
Diluted earnings per share	$1.31	$0.75	$0.56	74.7%

Total net product sales for the three-month period ended June 30, 2017 increased by $512 million, or 18.7%, to approximately $3.3 billion compared to the three-month period ended June 30, 2016. The increase was comprised of net volume increases of $434 million, or 15.9%, and net price increases of $96 million, or 3.5%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, OTEZLA® and POMALYST®/IMNOVID®. The price impact was primarily attributable to price increases in the U.S., which were partially offset by price decreases in Europe. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity, unfavorably impacted net product sales by $18 million, or 0.7%.

Total revenue increased by $514 million, or 18.7%, to approximately $3.3 billion for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, reflecting increases of $393 million, or 22.7%, in the United States and $121 million, or 11.8%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting net income and diluted earnings per share for the three-month periods ended June 30, 2017 and 2016 are as follows (dollar amounts in millions):

	Income Statement Classification	Three-Month Periods Ended June 30,		Increase (Decrease)
		2017	2016
Collaboration arrangements (see Note 14*)	Research and development	$78	$298	$(220)
Litigation-related loss contingency accrual expense (see Note 16*)	Selling, general and administrative	315	100	215
Amortization of acquired intangible assets (see Note 10*)	Amortization of acquired intangible assets	88	175	(87)
Fair value adjustments of forward point amounts (see Note 7*)	Other (expense) income, net	(43)	8	(51)
* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

The following table summarizes net product sales, total revenue and earnings for the six-month periods ended June 30, 2017 and 2016 (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Net product sales	$6,206	$5,239	$967	18.5%
Total revenue	6,228	5,266	962	18.3%
Net income	2,002	1,399	603	43.1%
Diluted earnings per share	$2.47	$1.74	$0.73	42.0%

Total net product sales for the six-month period ended June 30, 2017 increased by $967 million, or 18.5%, to approximately $6.2 billion compared to the six-month period ended June 30, 2016. The increase was comprised of net volume increases of $799 million, or 15.3%, and net price increases of $201 million, or 3.8%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, OTEZLA® and POMALYST®/IMNOVID®. The price impact was primarily attributable to price increases in the U.S., which were partially offset by price decreases in Europe. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted net product sales by $33 million, or 0.6%.

Total revenue increased by $962 million, or 18.3%, to approximately $6.2 billion for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, reflecting increases of $674 million, or 20.5%, in the United States and $288 million, or 14.6%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting net income and diluted earnings per share for the six-month periods ended June 30, 2017 and 2016 are as follows (dollar amounts in millions):

	Income Statement Classification	Six-Month Periods Ended June 30,		Increase (Decrease)
		2017	2016
Collaboration arrangements (see Note 14*)	Research and development	$99	$449	$(350)
Research and development asset acquisition expenses (see Note 3*)	Research and development	325	—	325
Litigation-related loss contingency accrual expense (see Note 16*)	Selling, general and administrative	315	100	215
Amortization of acquired intangible assets (see Note 10*)	Amortization of acquired intangible assets	170	267	(97)
Gain on sale of LifebankUSA business (See Note 3*)	Other (expense) income, net	—	38	(38)
Fair value adjustments of forward point amounts (see Note 7*)	Other (expense) income, net	(24)	21	(45)
* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Three-Month Periods Ended June 30, 2017 and 2016

Net Product Sales and Other Revenues

Net product sales and other revenue for the three-month periods ended June 30, 2017 and 2016 were as follows (dollar amounts in millions):

REVLIMID®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
U.S.	$1,358	$1,079	$279	25.9%
International	676	621	55	8.9%
Worldwide	$2,034	$1,700	$334	19.6%

REVLIMID® net sales increased by $334 million, or 19.6%, to $2.0 billion for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, primarily due to increased unit sales as well as price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. In addition, unit sales increased across all international regions, primarily in Europe and Japan, driven by increased duration of use and market share gains. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
U.S.	$241	$185	$56	30.3%
International	150	133	17	12.8%
Worldwide	$391	$318	$73	23.0%

POMALYST®/IMNOVID® net sales increased by $73 million, or 23.0%, to $391 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, primarily due to increased unit sales and price increases in the U.S. In addition, unit sales increased across all international regions, primarily in Europe. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales. International volume growth was partially offset by net price decreases.

OTEZLA®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
U.S.	$306	$217	$89	41.0%
International	52	24	28	116.7%
Worldwide	$358	$241	$117	48.5%

OTEZLA® net sales increased by $117 million, or 48.5%, to $358 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016. Net sales in the United States were volume driven reflecting increased market share and expanding patient access as fiscal year 2016 was the second full year on the market in the U.S. During the second half of 2017, we anticipate continued growth in sales from continued market share expansion attributable to new managed care contracts, early launch countries in Europe, launch in Japan and from additional international approvals.

ABRAXANE®

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
U.S.	$161	$174	$(13)	(7.5)%
International	93	75	18	24.0%
Worldwide	$254	$249	$5	2.0%

ABRAXANE® net sales increased by $5 million, or 2.0%, to $254 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, primarily due to increases in unit sales in international markets, which were partially offset by a decrease in unit sales in the U.S.

OTHER PRODUCT SALES

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
U.S.	$49	$68	$(19)	(27.9)%
International	170	168	2	1.2%
Worldwide	$219	$236	$(17)	(7.2)%

All other product sales, which include VIDAZA®, azacitidine for injection, which is an authorized generic version of VIDAZA® (azacitidine for injection), THALOMID® and ISTODAX® decreased by $17 million primarily due to decreases in azacitidine for injection net sales in the U.S., which were partially offset by increases in VIDAZA® net sales in international markets.

Other Revenue: Other revenue increased by $2 million to $12 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016.

Gross to Net Sales Accruals: We record gross to net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross to net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2016 Annual Report on Form 10-K.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2017 and 2016 were as follows (in millions):

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of March 31, 2017	$447	$199	$17	$13	$676
Allowances for sales during prior periods	2	(3)	—	—	(1)
Allowances for sales during 2017	214	285	48	3	550
Credits/deductions issued for sales during prior periods	(29)	(20)	—	(2)	(51)
Credits/deductions issued for sales during 2017	(141)	(248)	(47)	(1)	(437)
Balance as of June 30, 2017	$493	$213	$18	$13	$737

Balance as of March 31, 2016	$318	$149	$15	$13	$495
Allowances for sales during prior periods	4	—	—	—	4
Allowances for sales during 2016	158	197	36	4	395
Credits/deductions issued for sales during prior periods	(11)	(12)	—	(2)	(25)
Credits/deductions issued for sales during 2016	(142)	(168)	(36)	(1)	(347)
Balance as of June 30, 2016	$327	$166	$15	$14	$522

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2017 and 2016 are as follows:

Government rebate provisions increased by $54 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, which was primarily due to a $42 million increase in the U.S. market and a $12 million increase in international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $27 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $15 million due to an increase in expense related to the Medicare Part D Coverage Gap. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $85 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016. Chargebacks increased by approximately $40 million and distributor service fees increased by approximately $45 million. The increase in chargebacks was primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates, including a $9 million increase related to the TRICARE program driven by higher sales volumes. The distributor service fee increase was primarily attributable to increased sales volumes and new managed care contracts effective January 1, 2017 for OTEZLA®, which accounted for $34 million of the increase and a $10 million increase in commercial copayment program expense which also was attributable to higher sales volumes.

Discount provisions increased by $12 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, primarily due to higher sales volumes. The increase primarily related to an increase of $7 million related to REVLIMID® and increases related to OTEZLA® and POMALYST®.

Provisions for sales returns and allowances decreased by $1 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended June 30, 2017 and 2016 were as follows (dollar amounts in millions):

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Cost of goods sold (excluding amortization of acquired intangible assets)	$111	$111	$—	—%
Percent of net product sales	3.4%	4.0%

Cost of goods sold (excluding amortization of acquired intangible assets) were flat for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 3.4% for the three-month period ended June 30, 2017 compared to 4.0% for the three-month period ended June 30, 2016, primarily due to OTEZLA®, REVLIMID® and POMALYST® which have a lower cost, comprising a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA® and azacitidine for injection, which have a higher cost, made up a lower percentage of net product sales.

Research and Development

	Three-Month Periods Ended June 30,		(Decrease)	Percent Change
	2017	2016
Research and development	$835	$949	$(114)	(12.0)%
Percent of total revenue	25.6%	34.5%

Research and development expenses decreased by $114 million to $835 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016. The decrease was due to lower expenses related to collaboration arrangements, partially offset by increases in clinical trial and drug discovery activity. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing asset acquisitions and collaboration arrangements and associated obligations pursuant to such arrangements.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
Human pharmaceutical clinical programs	$349	$302	$47	15.6%
Other pharmaceutical programs	197	188	9	4.8%
Drug discovery and development	194	155	39	25.2%
Collaboration arrangements	78	298	(220)	(73.8)%
Cellular therapy	17	6	11	183.3%
Total	$835	$949	$(114)	(12.0)%

Selling, General and Administrative

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Selling, general and administrative	$939	$732	$207	28.3%
Percent of total revenue	28.7%	26.6%

Selling, general and administrative expenses increased by $207 million to $939 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016. The increase was primarily due to higher litigation-related loss contingency accrual expenses incurred during the three-month period ended June 30, 2017 compared to the similar period ended June 30, 2016. During the second quarter of 2017, we recorded a litigation-related loss contingency accrual expense of $315 million related to the Brown Action, which represented our probable and reasonably estimable risk of loss. During the second quarter of 2016, we recorded a $100 million litigation-related loss contingency accrual expense with respect to the lawsuit filed against us by the Children’s Medical Center Corporation (CMCC), which represented our probable and reasonably estimable risk of loss at that time. Subsequently, we reached a settlement agreement with CMCC during the first quarter of 2017. See Note 16 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information related to these legal matters.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended June 30,		(Decrease)	Percent Change
	2017	2016
Amortization of acquired intangible assets	$88	$175	$(87)	(49.7)%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2017 and 2016 (in millions):

	Three-Month Periods Ended June 30,		(Decrease)
Acquisitions	2017	2016
Abraxis	$38	$38	$—
Avila	8	95	(87)
Gloucester	23	23	—
Pharmion	1	1	—
Quanticel	18	18	—
Total amortization	$88	$175	$(87)

The decrease in amortization expense was primarily related to the impairment charge relating to the write down of the technology platform asset in the second quarter of 2016, which was obtained in the acquisition of Avila.

Acquisition Related (Income) Charges and Restructuring, net

	Three-Month Periods Ended June 30,		Decrease	Percent Change
	2017	2016
Acquisition related (income) charges and restructuring, net	$(13)	$(36)	$23	(63.9)%

Acquisition related (income) charges and restructuring, net was a benefit for the three-month period ended June 30, 2017 and decreased by $23 million to $13 million compared to the three-month period ended June 30, 2016. Acquisition related (income) charges primarily relate to the fair value adjustments of our contingent consideration obligations. The decrease was due to a $76 million decrease in the benefit related to reductions in the fair value of our contingent liabilities associated with our acquisition of Avila. This decrease in the benefit was partially offset by a $46 million increase in net benefits related to reductions in the fair value of our contingent liabilities associated with our acquisitions of Nogra and Quanticel, as well as a decrease of $8 million in restructuring costs which were incurred in the prior period. See Note 6 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our contingent consideration liabilities.

Other Income and Expenses

Interest and Investment Income, net: Interest and investment income, net increased by $17 million to $24 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016 primarily due to higher investment balances and higher yields compared to the prior year. In addition, investment income increased as a result of a realized gain of approximately $6 million from the sale of available for sale marketable securities.

Interest (Expense): Interest (expense) increased by $3 million to $126 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016.

Other (Expense) Income, net: Other (expense) income, net and fluctuations in the components of Other (expense) income, net is summarized below for the three-month periods ended June 30, 2017 and 2016 (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)
	2017	2016
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$6	$4	$2
Fair value adjustments of forward point amounts (See Note 7*)	(43)	8	(51)
Gain from sale of put options (See Note 4*)	—	3	(3)
Investment impairment charges	(45)	(32)	(13)
Gain on sale of equity investment in Flexus Biosciences, Inc.	9	7	2
Other	(3)	(2)	(1)
Total Other (expense) income, net	$(76)	$(12)	$(64)
* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The income tax provision decreased by $28 million to $69 million for the three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016, primarily as a result of a decrease in the effective tax rate, partially offset by an increase in income before taxes. The effective tax rate for the three-month period ended June 30, 2017 was 6.1%, a reduction of 7.8 percentage points from our effective tax rate of 13.9% for the three-month period ended June 30, 2016. The reduction in our effective tax rate was primarily due to excess tax benefits from employee stock compensation deductions, for which our second quarter 2017 effective tax rate was reduced by 8.4 percentage points, (see Note 2 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as well as a decrease in the proportion of our projected pre-tax income from the U.S. due to a litigation-related loss contingency accrual expense related to the Brown Action recorded during the second quarter of 2017, partially offset by certain expenses recorded for the Delinia research and development asset acquisition and the Brown Action for which no tax benefit is available. See Notes 3 and 16, respectively, of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Our effective tax rate is a function of the distribution of our pre-tax income among the many jurisdictions in which we operate. Our pre-tax income is earned and taxed in either the U.S. at a statutory tax rate of 35%, or outside the U.S. at significantly lower statutory tax rates. Our future effective tax rate can be materially impacted by shifts in the distribution of our pre-tax income among the jurisdictions where we operate, the timing and amount of tax benefits from employee stock compensation, payments to collaboration partners, acquisitions, divestitures, changes in tax laws, audit settlements, and many other factors which are difficult to forecast.

Six-Month Periods Ended June 30, 2017 and 2016

Net Product Sales and Other Revenues

Net product sales and other revenues for the six-month periods ended June 30, 2017 and 2016 were as follows (dollar amounts in millions):

REVLIMID®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
U.S.	$2,592	$2,076	$516	24.9%
International	1,326	1,198	128	10.7%
Worldwide	$3,918	$3,274	$644	19.7%

REVLIMID® net sales increased by $644 million, or 19.7%, to $3.9 billion for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, primarily due to increased unit sales as well as price increases in the U.S. market. Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales. In addition, unit sales increased across all international regions, primarily within Europe and Japan, driven by increased duration of use and market share gains. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
U.S.	$457	$356	$101	28.4%
International	298	236	62	26.3%
Worldwide	$755	$592	$163	27.5%

POMALYST®/IMNOVID® net sales increased by $163 million, or 27.5%, to $755 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, primarily due to increased unit sales and price increases in the U.S. In addition, unit sales increased across all international regions, primarily in Europe. Increases in market share and treatment duration contributed to the increase in U.S. and international net sales. International volume growth was partially offset by net price decreases.

OTEZLA®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
U.S.	$505	$392	$113	28.8%
International	95	45	50	111.1%
Worldwide	$600	$437	$163	37.3%

OTEZLA® net sales increased by $163 million, or 37.3%, to $600 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. Net sales in the United States were volume driven reflecting increased market share and expanding patient access as fiscal year 2016 was the second full year on the market in the U.S. During the second half of 2017, we anticipate continued growth in sales from continued market share expansion attributable to new managed care contracts, early launch countries in Europe, launch in Japan and from additional international approvals.

ABRAXANE®

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
U.S.	$303	$318	$(15)	(4.7)%
International	187	156	31	19.9%
Worldwide	$490	$474	$16	3.4%

ABRAXANE® net sales increased by $16 million, or 3.4%, to $490 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, primarily due to increases in unit sales in international markets, which were partially offset by decreases in unit sales in the U.S.

OTHER PRODUCT SALES

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
U.S.	$99	$134	$(35)	(26.1)%
International	344	328	16	4.9%
Worldwide	$443	$462	$(19)	(4.1)%

All other product sales, which include VIDAZA®, azacitidine for injection, which is an authorized generic version of VIDAZA® (azacitidine for injection), THALOMID® and ISTODAX® decreased by $19 million primarily due to decreases in azacitidine for injection and THALOMID® net sales in the U.S., which were partially offset by increases in VIDAZA® net sales in international markets.

Other Revenue: Other revenue decreased by $5 million to $22 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. This decrease is primarily due to a reduction in royalty revenue from Novartis based upon its sales of both RITALIN® and FOCALIN XR®, both of which have been negatively impacted by generic competition in certain markets. We expect this trend to continue through the remainder of 2017.

Gross to Net Sales Accruals: We record gross to net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross to net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2016 Annual Report on Form 10-K.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2017 and 2016 were as follows (in millions):

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2016	$371	$190	$16	$18	$595
Allowances for sales during prior periods	10	(23)	—	(5)	(18)
Allowances for sales during 2017	424	531	90	5	1,050
Credits/deductions issued for sales during prior periods	(164)	(95)	(16)	(4)	(279)
Credits/deductions issued for sales during 2017	(148)	(390)	(72)	(1)	(611)
Balance as of June 30, 2017	$493	$213	$18	$13	$737

Balance as of December 31, 2015	$225	$142	$12	$17	$396
Allowances for sales during prior periods	14	(6)	—	(4)	4
Allowances for sales during 2016	319	357	72	6	754
Credits/deductions issued for sales during prior periods	(90)	(56)	(10)	(3)	(159)
Credits/deductions issued for sales during 2016	(141)	(271)	(59)	(2)	(473)
Balance as of June 30, 2016	$327	$166	$15	$14	$522

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2017 and 2016 are as follows:

Government rebate provisions increased by $101 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, which was primarily due to a $86 million increase in the U.S. market and a $15 million increase in the international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $62 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $24 million due to an increase in expense related to Medicare Part D Coverage Gap. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $157 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. Chargebacks increased by approximately $70 million and distributor service fees increased by approximately $87 million. The increase in chargebacks was primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates, including a $9 million increase related to the TRICARE program driven by higher sales volumes. The distributor service fee increase was primarily attributable to increased sales volumes and new managed care contracts effective January 1, 2017 for OTEZLA®, which accounted for $58 million of the increase, as well as a $17 million increase in commercial copayment program expense and a $7 million increase in the distributor service fee expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $18 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $11 million related to REVLIMID® and increases related to OTEZLA® and POMALYST®.

Provisions for sales returns and allowances decreased by $2 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. The decrease was primarily due to an increase in the returns reserve provision for OTEZLA® in the second quarter of 2016 due to anticipated returns of product that reached their expiration dates. Both periods included $5 million reductions in the ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of the previous year which were sold to end customers during the respective first quarter periods.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the six-month periods ended June 30, 2017 and 2016 were as follows (dollar amounts in millions):

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Cost of goods sold (excluding amortization of acquired intangible assets)	$224	$217	$7	3.2%
Percent of net product sales	3.6%	4.1%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $7 million to $224 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 3.6% for the six-month period ended June 30, 2017 compared to 4.1% for the six-month period ended June 30, 2016, primarily due to OTEZLA®, POMALYST®, and REVLIMID® which have a lower cost, comprising a higher percentage of net product sales, while sales of ABRAXANE®, VIDAZA® and azacitidine for injection, which have a higher cost, made up a lower percentage of net product sales.

Research and Development

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Research and development	$1,830	$1,682	$148	8.8%
Percent of total revenue	29.4%	31.9%

Research and development expenses increased by $148 million to $1.8 billion for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. The increase was due to approximately $325 million of research and development asset acquisition expense primarily related to the purchase of Delinia. In addition, research and development expense increased in clinical trial and drug discovery activity. These increases were partially offset by a decrease in expenses related to collaboration arrangements. See Note 3 and Note 14 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our purchase of Delinia and our collaboration arrangements, respectively. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing asset acquisitions and collaboration arrangements and associated obligations pursuant to such arrangements.

The following table provides a breakdown of research and development expenses (in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
Human pharmaceutical clinical programs	$642	$557	$85	15.3%
Other pharmaceutical programs	389	375	14	3.7%
Drug discovery and development	351	291	60	20.6%
Collaboration arrangements	99	449	(350)	(78.0)%
Research and development asset acquisition expenses	325	—	325	100.0%
Cellular therapy	24	10	14	140.0%
Total	$1,830	$1,682	$148	8.8%

Selling, General and Administrative

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Selling, general and administrative	$1,559	$1,275	$284	22.3%
Percent of total revenue	25.0%	24.2%

Selling, general and administrative expenses increased by $284 million to $1.6 billion for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. The increase was primarily due to higher litigation-related loss contingency accrual expenses incurred during the six-month period ended June 30, 2017 compared to the similar period ended June 30, 2016. During the second quarter of 2017, we recorded a litigation-related loss contingency accrual expense of $315 million related to the Brown Action, which represented our probable and reasonably estimable risk of loss. During the second quarter of 2016, we recorded a $100 million litigation-related loss contingency accrual expense with respect to the lawsuit filed against us by the CMCC, which represented our probable and reasonably estimable risk of loss at that time. Subsequently, we reached a settlement agreement with CMCC during the first quarter of 2017. See Note 16 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information related to these legal matters. In addition, selling, general and administrative expenses increased due to a $27 million increase in expenses for donations to independent non-profit patient assistance organizations in the U.S.

Amortization of Acquired Intangible Assets

	Six-Month Periods Ended June 30,		(Decrease)	Percent Change
	2017	2016
Amortization of acquired intangible assets	$170	$267	$(97)	(36.3)%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2017 and 2016 (in millions):

	Six-Month Periods Ended June 30,		(Decrease)
Acquisitions	2017	2016
Abraxis	$76	$76	$—
Avila	10	107	(97)
Gloucester	46	46	—
Pharmion	2	2	—
Quanticel	36	36	—
Total amortization	$170	$267	$(97)

The decrease in amortization expense was primarily related to the impairment charge relating to the write down of the technology platform asset in the second quarter of 2016, which was obtained in the acquisition of Avila.

Acquisition related (income) charges and restructuring, net

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2017	2016
Acquisition related (income) charges and restructuring, net	$26	$—	$26	100.0%

Acquisition related (income) charges and restructuring, net was a charge of $26 million for the six-month period ended June 30, 2017, increasing by $26 million compared to the six-month period ended June 30, 2016. Acquisition related (income) charges primarily relate to the fair value adjustments of our contingent consideration obligations. The increase was due to a $77 million decrease in the benefit related to reductions in the fair value of our contingent liabilities associated with our acquisition of Avila. This decrease in the benefit was partially offset by a $38 million decrease in the net expense related to adjustments to the contingent consideration associated with Nogra and Quanticel, as well as a decrease of $11 million in restructuring costs which were incurred in the prior period. See Note 6 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our contingent consideration liabilities.

Other Income and Expenses

Interest and Investment Income, net: Interest and investment income, net increased by $25 million to $39 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016 primarily due to higher investment balances and higher yields compared to the prior year. In addition, investment income increased as a result of a realized gain of approximately $6 million from the sale of available for sale marketable securities.

Interest (Expense): Interest (expense) increased by $8 million to $253 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016.

Other (Expense) Income, net: Other (expense) income, net and fluctuations in the components of Other (expense) income, net is summarized below for the six-month periods ended June 30, 2017 and 2016 (in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)
	2017	2016
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$7	$4	$3
Premium paid on equity investment	—	(6)	6
Fair value adjustments of forward point amounts (See Note 7*)	(24)	21	(45)
Gain from sale of put options (See Note 4*)	—	8	(8)
Investment impairment charges	(48)	(47)	(1)
Gain on sale of LifebankUSA business (See Note 3*)	—	38	(38)
Gain on sale of equity investment in Flexus Biosciences, Inc.	9	7	2
Other	6	(2)	8
Total Other (expense) income, net	$(50)	$23	$(73)
* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The income tax provision decreased by $65 million to $153 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, primarily as a result of a decrease in the effective tax rate, partially offset by an increase in income before taxes. The effective tax rate for the six-month period ended June 30, 2017 was 7.1%, a reduction of 6.4 percentage points from our effective tax rate of 13.5% for the six-month period ended June 30, 2016. The reduction in our effective tax rate was primarily due to excess tax benefits from employee stock compensation deductions, for which our year-to-date 2017 effective tax rate was reduced by 7.9 percentage points, (see Note 2 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as well as a decrease in the proportion of our projected pre-tax income from the U.S. due to a litigation-related loss contingency accrual expense related to the Brown Action recorded during the second quarter of 2017, partially offset by certain expenses recorded for the Delinia research and development asset acquisition and the Brown Action for which no tax benefit is available. See Notes 3 and 16, respectively, of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Our effective tax rate is a function of the distribution of our pre-tax income among the many jurisdictions in which we operate. Our pre-tax income is earned and taxed in either the U.S. at a statutory tax rate of 35%, or outside the U.S. at significantly lower statutory tax rates. Our future effective tax rate can be materially impacted by shifts in the distribution of our pre-tax income among the jurisdictions where we operate, the timing and amount of tax benefits from employee stock compensation, payments to collaboration partners, acquisitions, divestitures, changes in tax laws, audit settlements, and many other factors which are difficult to forecast.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of (in millions):

	June 30, 2017	December 31, 2016	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$6,660	$6,170	$490
Marketable securities available-for-sale	3,480	1,800	1,680
Total financial assets	$10,140	$7,970	$2,170
Debt:
Short-term borrowings and current portion of long-term debt	$500	$501	$(1)
Long-term debt, net of discount	13,783	13,789	(6)
Total debt	$14,283	$14,290	$(7)

Working capital[1]	$9,953	$7,964	$1,989

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2017, we held approximately $7.9 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the United States, no accrual for U.S. taxes is provided. Approximately $900 million of our foreign earnings, included in the $7.9 billion of short-term funds in foreign tax jurisdictions, may not be required for use in offshore operations and may be available for use in the United States. These earnings are not treated as permanently reinvested and accordingly, our deferred tax liabilities as of June 30, 2017 and December 31, 2016 included approximately $317 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the United States. We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program: Our Board of Directors approved an aggregate $20.5 billion common stock repurchase program of which we have approximately $3.9 billion remaining for future share repurchases as of June 30, 2017. During the three- and six-month periods ended June 30, 2017, we used $518 million and $811 million of cash for purchases of our common stock measured on a settlement date basis, respectively.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available-for-Sale:  We invest our excess cash primarily in money market funds, repurchase agreements, time deposits, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities and ultra-short income fund investments. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available-for-sale. See Note 8 to the Unaudited Consolidated Financial Statements included elsewhere in this report. The $2.2 billion increase in cash, cash equivalents and marketable securities available-for-sale as of June 30, 2017 compared to December 31, 2016 was primarily due to $2.5 billion of cash from operating activities and $229 million of net unrealized holding gains on marketable securities available-for-sale, which were partially offset by $424 million of net cash used in financing activities.

Accounts Receivable, Net:  Accounts receivable, net increased by $108 million to approximately $1.7 billion as of June 30, 2017 compared to December 31, 2016. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

Inventory:  Inventory balances increased by $35 million to $533 million as of June 30, 2017 compared to December 31, 2016.

Other Current Assets:  Other current assets decreased by $45 million to $734 million as of June 30, 2017 compared to December 31, 2016 primarily due to a $283 million decrease in the fair value of derivative instruments, which was partially offset by $129 million increase in receivables due to a refundable withholding tax payment, a $59 million increase in receivables due to employee stock option exercises and $50 million of net other increases.

Commercial Paper:  We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. In April 2016, our Board of Directors authorized an increase in the maximum amount of commercial paper issuable to $2.0 billion. As of June 30, 2017, we had available capacity to issue up to $2.0 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion, which was increased from $1.8 billion in April 2016. We extended the Credit Facility in April 2017 from April 17, 2021 to April 17, 2022. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. As of June 30, 2017, there was no outstanding borrowing against the Credit Facility.

The Credit Facility and the Revolving Credit Agreement contain affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2017.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $289 million to approximately $2.7 billion as of June 30, 2017 compared to December 31, 2016. The increase was primarily due to increases of $140 million for sales adjustment accruals, $116 million in litigation-related loss contingency accrual, $40 million for contingent consideration accruals, which includes the net change in fair value (see Note 6 to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as well as transfers from long-term liabilities and $19 million related to collaboration agreement accruals. These increases were partially offset by a decrease of $20 million for compensation related accruals and $6 million of net other decreases.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $34 million to $495 million as of June 30, 2017 compared to December 31, 2016, primarily from the current provision for income taxes of $339 million and $28 million of net other increases, which were partially offset by income tax payments of $333 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2017 and 2016 were as follows (in millions):

	Six-Month Periods Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$2,469	$1,993	$476
Net cash (used in) investing activities	(1,615)	(186)	(1,429)
Net cash (used in) financing activities	(424)	(1,624)	1,200

Operating Activities:  Net cash provided by operating activities increased by $476 million to $2.5 billion for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. The increase in net cash provided by operating activities was primarily attributable to a $603 million increase in net income, partially offset by a payment of approximately $199 million for a litigation-related loss contingency accrual. See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Investing Activities: Net cash used in investing activities increased by approximately $1.4 billion to $1.6 billion for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. The increase in net cash used in investing activities was primarily due to the $1.4 billion of net purchases of marketable securities available-for-sale during 2017 compared to $4 million of net purchases of marketable securities available-for-sale during 2016.

Financing Activities: Net cash used in financing activities decreased by approximately $1.2 billion to $424 million for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016. The decrease in net cash used in financing activities was primarily attributable to the $811 million of payments under our share repurchase program during 2017 compared to $1.7 billion of payments under our share repurchase program during 2016, as well an increase of $311 million in net proceeds from share-based compensation arrangements.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of June 30, 2017, our market risk sensitive instruments consisted of marketable securities available-for-sale, our long-term debt and certain derivative contracts.

Marketable Securities Available-for-Sale: As of June 30, 2017, our marketable securities available-for-sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed (MBS) securities, global corporate debt securities, asset backed securities, ultra short income-fund securities, time deposits and repurchase agreements with original maturities of greater than three months and marketable equity securities. U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Our time deposits and repurchase agreements have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit.

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

As of June 30, 2017, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$995	$436	$6	$1,437
Fair value	997	437	6	1,440
Weighted average interest rate	1.4%	1.7%	2.5%	1.5%

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of June 30, 2017 or December 31, 2016. The current portion of long-term debt outstanding as of June 30, 2017 and December 31, 2016 includes:

	June 30, 2017	December 31, 2016
1.900% senior notes due 2017	$500	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after June 30, 2017 have an aggregate principal amount of $13.750 billion with varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of June 30, 2017 are summarized below (in millions):

	Principal Amount	Carrying Value
2.125% senior notes due 2018	$1,000	$999
2.300% senior notes due 2018	400	401
2.250% senior notes due 2019	500	507
2.875% senior notes due 2020	1,500	1,494
3.950% senior notes due 2020	500	516
3.250% senior notes due 2022	1,000	1,049
3.550% senior notes due 2022	1,000	994
4.000% senior notes due 2023	700	740
3.625% senior notes due 2024	1,000	1,001
3.875% senior notes due 2025	2,500	2,480
5.700% senior notes due 2040	250	247
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	987
5.000% senior notes due 2045	2,000	1,975
Total long-term debt	$13,750	$13,783

As of June 30, 2017, the fair value of our senior notes outstanding was $15.0 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of June 30, 2017 and December 31, 2016 had settlement dates within 25 months and 31 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses are reported in other comprehensive income (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in Other (expense) income, net. The forward point components of these foreign currency forward contracts are not designated as cash flow hedges and all fair value adjustments of forward point amounts are recorded to Other (expense) income, net on the Consolidated Statements of Income. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of June 30, 2017 and December 31, 2016:

	Notional Amount
Foreign Currency	June 30, 2017	December 31, 2016
Australian Dollar	$69	$49
British Pound	161	199
Canadian Dollar	270	193
Euro	1,367	1,812
Japanese Yen	601	597
Total	$2,468	$2,850

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2017, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense) income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of June 30, 2017 and December 31, 2016 were $1.1 billion and $934 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2017 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $335 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of June 30, 2017 and December 31, 2016 had settlement dates within 42 months and 48 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.

Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of June 30, 2017 and December 31, 2016:

	Notional Amount[1]
	June 30, 2017	December 31, 2016
Foreign currency option contracts designated as hedging activity:
Purchased Put	$3,181	$1,790
Written Call	3,580	2,009
1 U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $510 million and $387 million as of June 30, 2017 and December 31, 2016, respectively, and settlement dates within 18 months and 24 months, respectively.

Assuming that the June 30, 2017 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $240 million if the U.S. Dollar were to strengthen and decrease by approximately $238 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.
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

As of June 30, 2017 and December 31, 2016, we had outstanding forward starting swaps with effective dates in 2017 and 2018 and maturing in ten years that were designated as cash flow hedges with notional amounts as shown in the table below:

	Notional Amount
	June 30, 2017	December 31, 2016
Forward starting interest rate swap contracts:
Forward starting swaps with effective dates in 2017	$500	$500
Forward starting swaps with effective dates in 2018	500	500

A sensitivity analysis to measure potential changes in the market value of our forward starting interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of June 30, 2017 would have increased the fair value of our contracts by approximately $83 million. A one percentage point decrease as of June 30, 2017 would have decreased the aggregate fair value of our contracts by approximately $93 million.

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of June 30, 2017 and December 31, 2016:

	Notional Amount
	June 30, 2017	December 31, 2016
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of June 30, 2017 would have reduced the aggregate fair value of our net payable by approximately $1.0 billion. A one percentage point decrease as of June 30, 2017 would have increased the aggregate fair value of our net payable by approximately $1.2 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HRSA also issued proposed regulations to implement an administrative dispute resolution (ADR) process for certain disputes arising under the 340B program, including (1) claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers; and (2) claims by manufacturers, after a manufacturer has conducted an audit, that a covered entity has violated the prohibition on diversion to ineligible patients or duplicate discounts. The exact timing and content of final action on these matters is uncertain at this time. Depending on their final form, these actions could affect our obligations under the 340B program in ways that may have an adverse impact on our business. Additionally, HRSA recently finalized a regulation regarding the 340B pricing methodology and providing guidelines for when civil monetary penalties may be issued for “knowing and intentional” manufacturer overcharges of 340B covered entities. HRSA has delayed the effective date of these regulations to October 1, 2017.

We have received an inquiry from HRSA regarding our limited distribution networks for REVLIMID®, POMALYST®, and THALOMID® and our compliance with the 340B program. We have cooperated fully in responding to this inquiry and believe that we have complied with applicable legal requirements. If, however, we are ultimately required to change our sales or pricing practices with regard to the distribution of these drugs, there would be an adverse effect on our revenues and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through June 2017, our Board of Directors approved purchases of up to $20.5 billion of our common stock. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended June 30, 2017, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	518,538	$124.36	518,538	$4,363,031,564
May 1 - May 31	2,100,631	$117.90	2,100,631	$4,115,373,526
June 1 - June 30	1,581,659	$123.45	1,581,659	$3,920,120,056
Total	4,200,828	$120.79	4,200,828

During the three-month period ended June 30, 2017, we purchased approximately 4.2 million shares of common stock under the share repurchase program from all sources at a cost of approximately $507 million, excluding commissions. As of June 30, 2017, we had a remaining purchase authorization of approximately $3.9 billion.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

10.1
Amendment and Restatement of the Celgene Corporation 2008 Stock Incentive Plan (Renamed the Celgene Corporation 2017 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2017).

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	July 27, 2017	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)