Form 10-Q
period 2018-03-31
CELGENE CORP /DE/
filed 2018-05-04
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of April 23, 2018, 724,827,113 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three-Month Periods Ended March 31,
	2018	2017
Revenue:
Net product sales	$3,531	$2,952
Other revenue	7	10
Total revenue	3,538	2,962
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	135	113
Research and development	2,203	995
Selling, general and administrative	864	620
Amortization of acquired intangible assets	87	82
Acquisition related charges and restructuring, net	31	39
Total costs and expenses	3,320	1,849
Operating income	218	1,113
Other income and (expense):
Interest and investment income, net	13	15
Interest (expense)	(166)	(127)
Other income, net	965	13
Income before income taxes	1,030	1,014
Income tax provision	184	82
Net income	$846	$932
Net income per common share:
Basic	$1.13	$1.20
Diluted	$1.10	$1.15
Weighted average shares:
Basic	748.3	779.0
Diluted	768.3	811.2

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2018	2017
Net income	$846	$932
Other comprehensive income (loss):
Foreign currency translation adjustments	16	10

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding (losses)	(99)	(68)
Tax benefit	1	—
Unrealized holding (losses), net of tax	(98)	(68)

Reclassification adjustment for losses (gains) included in net income	27	(84)
Tax (benefit)	—	(1)
Reclassification adjustment for losses (gains) included in net income, net of tax	27	(85)

Excluded component related to cash flow hedges:
Amortization of excluded component (losses)	(8)	(2)
Reclassification of realized excluded component losses to net income	11	—
Net reclassification adjustment included in net income	3	(2)

Net unrealized gains (losses) on available-for-sale debt / marketable securities (see Note 1):
Unrealized holding (losses) gains	(9)	227
Tax benefit (expense)	2	(80)
Unrealized holding (losses) gains, net of tax	(7)	147

Reclassification adjustment for losses included in net income	18	—
Tax (benefit)	(4)	—
Reclassification adjustment for losses included in net income, net of tax	14	—
Total other comprehensive (loss) income	(45)	2
Comprehensive income	$801	$934

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,819	$7,013
Debt securities available-for-sale	68	3,219
Equity investments with readily determinable fair values	1,853	1,810
Accounts receivable, net of allowances of $36 as of both March 31, 2018 and December 31, 2017	1,991	1,921
Inventory	536	541
Other current assets	605	388
Total current assets	7,872	14,892
Property, plant and equipment, net	1,251	1,070
Intangible assets, net	16,599	8,436
Goodwill	8,018	4,866
Other non-current assets	816	877
Total assets	$34,556	$30,141
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	—	—
Accounts payable	320	305
Accrued expenses and other current liabilities	2,672	2,523
Income taxes payable	54	84
Current portion of deferred revenue	69	75
Total current liabilities	3,115	2,987
Deferred revenue, net of current portion	35	34
Income taxes payable	2,514	2,490
Deferred income tax liabilities	2,777	1,327
Other non-current liabilities	672	544
Long-term debt, net of discount	20,271	15,838
Total liabilities	29,384	23,220
Commitments and Contingencies (See Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 973.4 million and 971.7 million shares as of March 31, 2018 and December 31, 2017, respectively	10	10
Common stock in treasury, at cost; 241.3 million and 212.4 million shares as of March 31, 2018 and December 31, 2017, respectively	(22,946)	(20,243)
Additional paid-in capital	14,077	13,806
Retained earnings	14,359	13,061
Accumulated other comprehensive (loss) income	(328)	287
Total stockholders’ equity	5,172	6,921
Total liabilities and stockholders’ equity	$34,556	$30,141

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$846	$932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38	32
Amortization	88	84
Deferred income taxes	(52)	(80)
Change in value of contingent consideration and success payments	(30)	39
Net loss on sales of debt securities available-for-sale	18	—
Net (gain) on equity investments with and without a readily determinable fair value	(959)	—
Share-based compensation expense	208	153
Share-based employee benefit plan expense	9	10
Derivative instruments	(22)	7
Other, net	2	—
Change in current assets and liabilities, excluding the effect of acquisitions and disposals:
Accounts receivable	(47)	17
Inventory	6	(10)
Other operating assets	(171)	29
Accounts payable and other operating liabilities	(219)	(365)
Income tax payable	(10)	4
Payment of contingent consideration	(22)	—
Deferred revenue	(8)	1
Net cash (used in) provided by operating activities	(325)	853
Cash flows from investing activities:
Proceeds from sales of debt securities available-for-sale	3,203	266
Purchases of debt securities available-for-sale	(62)	(1,791)
Capital expenditures	(88)	(62)
Proceeds from sales of equity investment securities	55	—
Purchases of equity investment securities	(118)	(77)
Payments for acquisition of business, net of cash acquired	(8,648)	—
Other	—	4
Net cash (used in) investing activities	(5,658)	(1,660)
Cash flows from financing activities:
Payment for treasury shares	(2,700)	(293)
Proceeds from short-term borrowing	1,815	—
Principal repayments on short-term borrowing	(1,815)	—
Proceeds from issuance of long-term debt	4,452	—
Payment of contingent consideration	(40)	—
Net proceeds from share-based compensation arrangements	44	184
Net cash provided by (used in) financing activities	1,756	(109)
Effect of currency rate changes on cash and cash equivalents	33	19
Net (decrease) in cash and cash equivalents	(4,194)	(897)
Cash and cash equivalents at beginning of period	7,013	6,170
Cash and cash equivalents at end of period	$2,819	$5,273

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2018	2017
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on debt securities available-for-sale/marketable securities available-for-sale	$9	$(227)
Supplemental disclosure of cash flow information:
Interest paid	190	198
Income taxes paid	387	128

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In all accompanying tables, amounts of dollars expressed in millions, except per share amounts, unless otherwise indicated)

1. Nature of Business, Basis of Presentation and New Accounting Standards

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

Our commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.) and IDHIFA®. In addition, we earn revenue from other product sales and licensing arrangements.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. Investments in limited partnerships and interests where we have an equity interest of 50% or less and do not otherwise have a controlling financial interest are accounted for by one of three methods: the equity method, as an investment without a readily determinable fair value or as an investment with a readily determinable fair value.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain prior year amounts have been reclassified to conform to the current year's presentation. During the first quarter of 2018, we adopted Accounting Standards Update No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). As such, we have recast our previously reported marketable securities available-for-sale of $5,029 million on our Consolidated Balance Sheet as of December 31, 2017 to conform to the current year presentation as shown in the table below. There were no changes to total current assets or total assets as a result of this reclassification.

	December 31, 2017
	As Reported	As Revised
Marketable securities available-for-sale	$5,029	N/A
Debt securities available-for-sale	N/A	3,219
Equity investments with readily determinable fair values	N/A	1,810

In addition, as a result of adopting ASU 2016-01, we have also recast certain activity within our previously reported Consolidated Statement of Cash Flows for the three-month period ended March 31, 2017 to conform to the current year presentation as shown in the table below. There were no changes to Net cash (used in) provided by operating activities, Net cash used in investing activities and Net cash provided by (used in) financing activities as a result of this reclassification.

	Three-Month Period Ended
	March 31, 2017
	As Reported	As Revised
Purchases of marketable securities available-for-sale	(1,802)	N/A
Purchases of investment securities	(66)	N/A
Purchases of debt securities available-for-sale	N/A	(1,791)
Purchases of equity investment securities	N/A	(77)

In addition, in August 2017, the Financial Accounting Standards Board (FASB) issued "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12) which we adopted on August 31, 2017, with an initial application date as of January 1, 2017. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), during the nine-month period ended September 30, 2017, the Company recorded pre-tax expense of $11 million for the three-month period ended March 31, 2017 as a result of applying the new guidance. As such, we have recast the financial statements for the quarterly period ended March 31, 2017 to reflect the adoption of ASU 2017-12 as follows:

	Three-Month Period Ended
	March 31, 2017
	As Reported	As Revised
Net product sales	$2,950	$2,952
Other income, net	26	13
Income tax provision	84	82
Net income	941	932
Diluted net income per common share	$1.16	$1.15
Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

New accounting standards which have been adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. See Note 2 for revenue recognition disclosures.

The new standard was effective for us on January 1, 2018 and we elected to adopt it using a modified retrospective transition method, which required a cumulative effect adjustment to opening retained earnings as of January 1, 2018. The implementation of ASU 2014-09 using the modified retrospective transition method did not have a material quantitative impact on our consolidated financial statements as the timing of revenue recognition did not significantly change. We also elected the following practical expedients, which were available to us as a result of utilizing the modified retrospective transition method:

•	We applied the provisions of the standard only to contracts that were not completed as of January 1, 2018; and

•	We did not retrospectively restate contracts for contract modifications executed before the beginning of the earliest period presented.

In accordance with the transition provisions of ASU 2014-09, we recorded a cumulative-effect adjustment of $4 million to increase Retained earnings (net of a $1 million tax effect). In limited instances, the new standard permits us to recognize revenue earlier than under the previous revenue recognition guidance. Historically, we deferred certain revenue where the transaction price pursuant to the underlying customer arrangement was not fixed or determinable. Under the new standard, such customer arrangements are accounted for as variable consideration, which results in revenue being recognized earlier provided we can reliably estimate the ultimate price expected to be realized from the customer. In addition, ASU 2014-09 requires companies who elect to adopt the standard using the modified retrospective transition method to disclose within the footnotes the effects of applying the provisions of the previous standards to current year financial statements. Revenue and net income for the three-month period ended March 31, 2018, do not differ materially from amounts that would have resulted from application of the previous standards.

In January 2016 and February 2018, the FASB issued ASU 2016-01 and Accounting Standards Update No. 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU-2018-03), respectively. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. We have elected to measure all of our equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment or at net asset value (NAV), as a practical expedient, if available. Changes in measurement of equity investments without readily determinable fair values will be recognized in net income. The guidance related to equity investments without readily determinable fair values, in which the practical expedient has not been elected, will be applied prospectively to equity investments that exist as of the date of adoption. For equity investments without a readily determinable fair value in which the NAV per share practical expedient is elected, ASU 2018-03 clarified that the transition should not be performed prospectively, but rather as a cumulative effect adjustment to opening retained earnings as of the beginning of the fiscal year of adoption. Equity investments without readily determinable fair values are recorded within Other non-current assets on the Consolidated Balance Sheets. We have not elected the fair value option for financial liabilities with instrument-specific credit risk. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 was effective for us on January 1, 2018 which required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values and equity investments without readily determinable fair values in which the NAV per share practical expedient was elected. As of the adoption date, we held publicly traded equity investments with a fair value of approximately $1.8 billion in a net unrealized gain position of $875 million, and having an associated deferred tax liability of $188 million. We recorded a cumulative-effect adjustment of $687 million to decrease Accumulated other comprehensive income (AOCI) with a corresponding increase to Retained earnings for the amount of unrealized gains or losses, net of tax as of the beginning of fiscal year 2018. In addition, we held an equity investment without a readily determinable fair value in which we elected the NAV per share practical expedient. As such, on January 1, 2018, we recorded an additional cumulative effect adjustment of $59 million to increase Equity investments without readily determinable fair values as the NAV was in excess of our cost basis as of the adoption date with a corresponding increase to Retained earnings of $44 million, net of the tax effect of $15 million. As a result of the implementation of ASU 2016-01, effective on January 1, 2018 unrealized gains and losses in equity investments with readily determinable fair values and equity investments without readily determinable fair values for which observable price changes for identical or similar

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e.g. dividend rights, voting rights, etc.) investments occur are recorded on the Consolidated Statement of Income within Other income, net. We recorded a gain in Other income, net of $959 million for the three-month period ended March 31, 2018 as a result of adopting this standard. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility previously recorded in Other comprehensive income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). The new standard is effective on January 1, 2019 with early adoption permitted. The guidance permits a reclassification from AOCI to Retained earnings for stranded tax effects resulting from U.S. tax reform legislation enacted in December 2017 (2017 Tax Act). We elected to early adopt ASU 2018-02 on January 1, 2018. We use a specific identification approach to release the income tax effects in AOCI. We have recast our previously reported Marketable securities available-for-sale on our Consolidated Balance Sheet as of December 31, 2017 to conform to the current year presentation as outlined earlier in this Note 1. As a result of adopting this standard, we recorded a cumulative effect adjustment to increase AOCI by $117 million with a corresponding decrease to Retained earnings. We recorded the impacts of adopting ASU 2018-02 prior to recording the impacts of adopting ASU 2016-01 and included state income tax related effects in the amounts reclassified to Retained earnings.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. ASU 2016-15 was effective for us in our first quarter of fiscal 2018 and did not result in any changes to the presentation of our Consolidated Statement of Cash Flows upon adoption.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). ASU 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized as current period income tax expense or benefit and removes the requirement to defer and amortize the consolidated tax consequences of intra-entity transfers. The new standard was effective for us on January 1, 2018. As of the adoption date, we had net prepaid tax assets of $166 million related to intra-entity transfers of assets other than inventory which was recorded in Other non-current assets. Using the modified retrospective approach, we recorded a cumulative effect adjustment of $166 million to decrease Retained earnings with a corresponding decrease in prepaid tax assets as of the beginning of fiscal year 2018.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations” (ASU 2017-01). ASU 2017-01 provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities (a “set”) does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard was effective for us on January 1, 2018 and was adopted on a prospective basis. In the first quarter of 2018, we acquired Impact Biomedicines Inc. (Impact) and Juno Therapeutics Inc. (Juno) which were accounted for as an asset acquisition and a business combination, respectively. See Note 3 for further information on the acquisitions of Impact and Juno. We anticipate that the adoption of this standard will result in more acquisitions being accounted for as asset acquisitions.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a summary of cumulative effect adjustments to Retained earnings due to the adoption of new accounting standards on January 1, 2018 as noted above:

Cumulative Effect Adjustments to Retained Earnings on January 1, 2018 Increase / (Decrease)
Cumulative effect adjustment to Retained earnings due to the adoption of the following new accounting standards:
ASU 2014-09	$4
ASU 2016-01	687
ASU 2018-03	44
ASU 2018-02	(117)
ASU 2016-16	(166)
Net cumulative effect adjustments to Retained earnings on January 1, 2018 due to the adoption of new accounting standards	$452

New accounting standards which have not yet been adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize a right-of-use asset and a lease liability for leases with a duration of greater than one year. For income statement purposes, ASU 2016-02 will require leases to be classified as either an operating or finance lease. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The new standard will be effective for us on January 1, 2019 and will be adopted using a modified retrospective approach which will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. We expect the implementation of this standard to have an impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of approximately $235 million as of December 31, 2017 under our portfolio of non-cancelable leased office and research facilities. In addition, Juno had $106 million of aggregate future minimum lease payments as of December 31, 2017. We anticipate recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.

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

2. Revenue

Subsequent to January 1, 2018 we account for revenue in accordance with ASU 2014-09, which we adopted using the modified retrospective method. See Note 1 for further discussion of the adoption, including the impact on our consolidated financial statements. The majority of our revenue is derived from product sales. Our commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, IDHIFA®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®) and THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.). In addition, we recognize revenue from other product sales and royalties based on licensees’ sales of our products or products using our technologies. We do not consider royalty revenue to be a material source of our consolidated revenue. As such, the following disclosure only relates to revenue associated with net product sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the current revenue standard. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying our performance obligations, we consider all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. Generally, our contracts with customers require us to transfer an individual distinct product, which would represent a single performance obligation. In limited situations, our contracts with customers will require us to transfer two or more distinct products, which would represent multiple performance obligations for each distinct product. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. In determining our standalone selling prices for our products, we utilize observable prices for our good sold separately in similar circumstances and to customers in the same geographical region or market. Our performance obligations with respect to our product sales are satisfied at a point in time, which transfer control upon delivery of product to our customers. We consider control to have transferred upon delivery because the customer has legal title to the asset, we have transferred physical possession of the asset, the customer has significant risks and rewards of ownership of the asset, and in most instances we have a present right to payment at that time. The aggregate dollar value of unfulfilled orders as of March 31, 2018 was not material.

Distribution

REVLIMID®, POMALYST® and THALOMID® are distributed in the United States primarily through contracted pharmacies under the REVLIMID Risk Evaluation and Mitigation Strategy (REMS), POMALYST REMS® and THALOMID REMS® programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®, POMALYST® and THALOMID®. Internationally, REVLIMID®, THALOMID®/Thalidomide Celgene® and IMNOVID® are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. OTEZLA®, ABRAXANE®, ISTODAX®, IDHIFA®, and VIDAZA® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene®.

Significant Payment Terms

Our contracts with our customers state the terms of the sale including the description, quantity, and price for each product purchased as well as the payment and shipping terms. Our contractual payment terms vary by jurisdiction. In the United States, our contractual payment terms are typically due in no more than 30 days. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. The period between when we transfer control of the promised goods to a customer and when we receive payment from such customer is expected to be one year or less. Any exceptions to this are either not material or we collect interest from the customer for the time period between the invoice due date and the payment date. As such, we do not adjust the invoice amount for the effects of a significant financing component as the impact is not material to our consolidated financial statements.

Contract Balances

When the timing of our delivery of product is different from the timing of payments made by the customers, we recognize either a contract asset (performance precedes the contractual due date) or a contract liability (customer payment precedes performance). There were no significant changes in our contract asset or liability balances during the three-month period ended March 31, 2018 other than from transactions in the ordinary course of operating activities as described above.

Contract Assets

In limited situations, certain customer contractual payment terms require us to bill in arrears; thus, we satisfy some or all of our performance obligations before we are contractually entitled to bill the customer. In these situations, billing occurs subsequent to revenue recognition, which results in a contract asset. We reflect these contract assets as other current assets on the Consolidated Balance Sheet. For example, certain of our contractual arrangements do not permit us to bill until the product is sold through to the end-customer. As of March 31, 2018, such contract assets were $28 million. For the three-month period ended March 31, 2018, we recognized $23 million of revenue included in such contract assets.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Liabilities

In other limited situations, certain customer contractual payment terms allow us to bill in advance; thus, receive customer cash payment before satisfying some or all of its performance obligations. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. We reflect these contract liabilities as deferred revenue on our Consolidated Balance Sheet. For example, certain of our contractual arrangements provide the customer with free product after the customer has purchased a contractual minimum amount of product. We concluded the free product represents a future performance obligation in the form of a contractual material right. As such, we defer a portion of the transaction price as a contract liability upon each sale of product until the contractual minimum volume is achieved. As we satisfy our remaining performance obligations we release a portion of the deferred revenue balance. Revenue recognized for the three-month period ended March 31, 2018 that was reflected in the deferred revenue balance at the beginning of the year was $16 million. As of March 31, 2018, such contract liabilities were $104 million.

Gross to Net Sales Adjustments

We record gross to net sales accruals for government rebates, chargebacks, distributor service fees, other rebates and administrative fees, sales returns and allowances, and sales discounts. Provisions for discounts, early payments, rebates, sales returns, distributor service fees and chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded. We record estimated reductions to revenue for volume-based discounts and rebates at the time of the initial sale based upon the sales terms, historical experience and trend analysis. We estimate these accruals using an expected value approach based primarily upon our historical rebate and discount payments made and the provisions included in current customer contracts and government regulations.

Government Rebates, including Medicaid and Medicare Rebates

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. In the U.S., we participate in state government Medicaid programs and other Federal and state government programs, which require rebates to participating government entities. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

Chargebacks, Distributor Service Fees, Other Rebates and Administrative Fees

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

Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and administrative fees may generally occur from one to 15 months from the date of sale. We record a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Returns, Refunds, and Warranties

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. We do not provide warranties on our products to our customers unless the product is defective as manufactured or damaged in transit within a reasonable period of time after receipt of the product by the customer.

Sales Discounts

Sales discounts are based on payment terms extended to customers, which are generally offered as an incentive for prompt payment. We record our best estimate of sales discounts to which customers are likely to be entitled based on both historical information and current trends.

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows (in millions):

	Three-Month Periods Ended March 31,
	2018	2017
Gross Product Sales	$4,247	$3,435
Gross-to-Net Adjustments
Government Rebates	(291)	(218)
Chargebacks and Distributor Services Fees	(367)	(226)
Sales Discounts	(56)	(42)
Sales Returns and Allowances	(2)	3
Total Gross-to-Net Adjustments	(716)	(483)
Net Product Sales	$3,531	$2,952

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenues from external customers by our franchises (Hematology / Oncology and Inflammation & Immunology), product and geography for the three-month periods ended March 31, 2018 and March 31, 2017 were as follows (in millions):

		Three-Month Periods Ended March 31,
		2018	2017
Hematology / Oncology:
REVLIMID®
	U.S.	$1,487	$1,234
	International	747	650
	Worldwide	2,234	1,884
POMALYST®/IMNOVID®
	U.S.	300	216
	International	153	148
	Worldwide	453	364
ABRAXANE®
	U.S.	159	142
	International	103	94
	Worldwide	262	236
VIDAZA®
	U.S.	2	2
	International	155	156
	Worldwide	157	158
All Other
	U.S.	55	48
	International	17	20
	Worldwide	72	68
Total Hematology / Oncology:
	U.S.	2,003	1,642
	International	1,175	1,068
	Worldwide	$3,178	$2,710

Inflammation & Immunology:
OTEZLA®
	U.S.	$276	$199
	International	77	43
	Worldwide	$353	$242

Total net product sales
	U.S.	2,279	1,841
	International	1,252	1,111
	Worldwide	3,531	2,952

Other revenue		7	10

Total revenue		$3,538	$2,962

3. Acquisitions

Acquisitions in Fiscal 2018:

Impact Biomedicines, Inc. (Impact): On February 12, 2018, we acquired all of the outstanding shares of Impact, a privately held biotechnology company which was developing fedratinib, a highly selective JAK2 kinase inhibitor, for myelofibrosis.

The consideration included an initial payment of approximately $1.1 billion. In addition, the sellers of Impact are eligible to receive contingent consideration based upon regulatory approvals of up to $1.4 billion and contingent consideration of up to $4.5 billion based upon the achievement of sales in any four consecutive calendar quarters between $1.0 billion and $5.0 billion. The acquisition of Impact was concentrated in one single identifiable asset and thus, for accounting purposes, we have concluded that the acquired assets do not meet the accounting definition of a business. The initial payment was allocated primarily to fedratinib, resulting in a $1.1 billion research and development asset acquisition expense and the balance of approximately $7 million was allocated to the remaining net assets acquired.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Juno Therapeutics, Inc. (Juno): On March 6, 2018 (Acquisition Date), we acquired all of the outstanding shares of Juno, resulting in Juno becoming our wholly-owned subsidiary. Juno is developing CAR (chimeric antigen receptor) T and TCR (T cell receptor) therapeutics with a broad, novel portfolio evaluating multiple targets and cancer indications. The acquisition added a novel scientific platform and scalable manufacturing capabilities including JCAR017 and JCARH125, both directed CAR T therapeutics currently in programs for relapsed and/or refractory diffuse large B-cell lymphoma and relapsed/refractory multiple myeloma, respectively.

Total consideration for the acquisition was approximately $10.4 billion, consisting of $9.1 billion for common stock outstanding, $966 million for the fair value of our investment in Juno and $367 million for the portion of equity compensation attributable to the pre-combination service period. In addition, the fair value of the awards attributed to post-combination service period was $666 million, which will be recognized as compensation expense over the requisite service period in the post-combination financial statements of Celgene. We recognized $250 million of post combination share-based compensation during the first quarter of 2018.

The acquisition has been accounted for as a business combination using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired in-process research and development (IPR&D) to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. A preliminary purchase price allocation has been performed and the recorded amounts for intangible assets, goodwill and current and deferred tax assets and liabilities are subject to change pending finalization of valuation efforts and review of tax matters. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The total consideration for the acquisition of Juno was $10.4 billion, which consisted of the following:

Total Consideration
Cash paid for outstanding common stock at $87.00 per share	$9,101
Celgene investment in Juno at $87.00 per share (1)	966
Cash for equity compensation attributable to pre-combination service (2)	367
Total consideration	$10,434

(1) The Company recognized a gain of $458 million as a result of remeasuring to fair value the equity interest in Juno held by us before the business combination, which was recorded in Other income, net within the Consolidated Statement of Income during the three-months ended March 31, 2018. See Note 1 for further information on the adoption of ASU 2016-01.

(2) All equity compensation attributable to pre-combination service was paid prior to March 31, 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective preliminary fair values summarized below:

Amounts Recognized as of the Acquisition Date (Provisional)
Working capital (1)	$453
In-process research and development (IPR&D)	6,980
Technology platform intangible asset	1,260
Property, plant and equipment, net	144
Other non-current assets	46
Deferred tax liabilities, net	(1,554)
Other non-current liabilities	(47)
Total identifiable net assets	7,282
Goodwill	3,152
Total net assets acquired	$10,434

(1)  Includes cash and cash equivalents, debt securities available for sale, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities (including accrued litigation). See Note 16 for litigation matters related to Juno.

The fair value assigned to acquired IPR&D was based on the present value of expected after-tax cash flows attributable to JCAR017, which is in a pivotal phase II trial and JCARH125. The present value of expected after-tax cash flows attributable to JCAR017 and JCARH125 assigned to IPR&D was determined by estimating the after-tax costs to complete development of JCAR017 and JCARH125 into commercially viable products, estimating future revenue and ongoing expenses to produce, support and sell JCAR017 and JCARH125, on an after-tax basis, and discounting the resulting net cash flows to present value. The revenue and costs projections used were reduced based on the probability that products at similar stages of development will become commercially viable products. The rate utilized to discount the net cash flows to their present value reflects the risk associated with the intangible asset and is benchmarked to the cost of equity. Acquired IPR&D will be accounted for as indefinite-lived intangible assets until regulatory approvals for JCAR017 and JCARH125 in a major market or discontinuation of development.

The excess of purchase price over the fair value amounts assigned to identifiable assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the acquisition is primarily attributable to the broadening of our product portfolio and research capabilities in the hematology and oncology therapeutic area, the assembled workforce and the deferred tax consequences of the IPR&D asset recorded for financial statement purposes. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset in our Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Juno actual results from the Acquisition Date through March 31, 2018, which are included in the Consolidated Statement of Income for the three-months ended March 31, 2018, are as follows (in millions):

Classification in the Consolidated Statements of Income	Acquisition Date Through March 31, 2018
Research and development (1)	$160
Selling, general and administrative (1)	131
Amortization of acquired intangible assets	7
Acquisition related charges and restructuring, net (2)	22
Other income (expense), net	(4)
Income tax provision (benefit), net	(20)
Total	$(304)

(1) Includes share-based compensation expense related to the post-combination service period of $133 million and $117 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively.
(2) Consists of acquisition related compensation expense and transaction costs. In addition, Celgene incurred an incremental $41 million of acquisition costs during the three-month period ended March 31, 2018.

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the three-month periods ended March 31, 2018 and 2017 as if the acquisition of Juno had occurred on January 1, 2017.

	Three-Month Periods Ended March 31,
	2018	2017
Total revenue	$3,548	$2,962
Net income	$609	$519

Net income per common share: basic	$0.81	$0.67
Net income per common share: diluted	$0.79	$0.64

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Celgene and Juno. The supplemental pro forma financial information reflect primarily the following pro forma adjustments:

•	Elimination of research related cost sharing transactions between Celgene and Juno;

•
The pro forma financial information assumes that the acquisition-related transaction fees and costs, including post combination share-based compensation related to the acquisition, were removed from the three-month period ended March 31, 2018 and were assumed to have been incurred during the first quarter of 2017;

•
The pro forma financial information assumes that the gain recognized as a result of remeasuring to fair value the equity interest we held in Juno prior to the business combination was removed from the three-month period ended March 31, 2018 and was assumed to have been recognized during the first quarter of 2017;

•	Additional interest expense and amortization of debt issuance costs for a portion of the $4.5 billion of debt that was issued in February 2018 to partially finance the acquisition;

•	Additional amortization expense on the acquired technology platform asset; and

•	Statutory tax rates were applied, as appropriate, to each pro forma adjustment based on the jurisdiction in which the adjustment occurred.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Juno. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

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

4. Earnings Per Share

	Three-Month Periods Ended March 31,
(Amounts in millions, except per share)	2018	2017
Net income	$846	$932
Weighted-average shares:
Basic	748.3	779.0
Effect of dilutive securities:
Options, restricted stock units, performance-based restricted stock units and other	20.0	32.2
Diluted	768.3	811.2
Net income per share:
Basic	$1.13	$1.20
Diluted	$1.10	$1.15

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 35.7 million and 20.4 million shares for the three-month periods ended March 31, 2018 and 2017, respectively.

Share Repurchase Program: In February 2018, our Board of Directors approved an increase of $5.0 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to $25.5 billion of our common stock.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three-month periods ended March 31, 2018 and 2017, there were no gains or losses from the sale of put options. As of March 31, 2018 and December 31, 2017, we had no outstanding put options.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have purchased 29.0 million shares of common stock under the share repurchase program from all sources at a total cost of $2.7 billion during the three-month period ended March 31, 2018. As of March 31, 2018, we had a remaining share repurchase authorization of $3.1 billion.

5. Accumulated Other Comprehensive Income (Loss)

During the third quarter of 2017, we adopted ASU 2017-12 on a modified retrospective basis. As a result of applying the new guidance during the nine-month period ended September 30, 2017, we recorded a cumulative effect adjustment of $30 million to decrease AOCI as of the beginning of fiscal year 2017 and an adjustment to pre-tax expense of $11 million with a corresponding increase to AOCI for the three-month period ended March 31, 2017. As such, certain disclosures for the three-month period ended March 31, 2017 below have been recast to conform to the disclosure requirements related to the adoption of ASU 2017-12. See Note 1 for additional information related to the adoption of ASU 2017-12.

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on debt securities available-for-sale and equity investments with readily determinable fair values in 2017 and debt securities available-for-sale in 2018, net unrealized gains (losses) related to cash flow hedges, the amortization of the excluded component related to cash flow hedges and changes in foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Available-for-Sale Debt Securities / Marketable Securities (1)	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Amortization of Excluded Component Related to Cash Flow Hedges (See Note 1)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$(22)	$562	$(206)	$(15)	$(32)	$287
Cumulative effect adjustment for the adoption of ASU 2016-01 and ASU 2018-02 (See Note 1)	—	(566)	(4)	—	—	(570)
Other comprehensive income (loss) before reclassifications, net of tax	—	(7)	(98)	(8)	16	(97)
Reclassified losses (gains) from accumulated other comprehensive income (loss), net of tax	—	14	27	11	—	52
Net current-period other comprehensive income (loss), net of tax	—	7	(71)	3	16	(45)
Balance as of March 31, 2018	$(22)	$3	$(281)	$(12)	$(16)	$(328)

Balance as of December 31, 2016	$(38)	$144	$415	$—	$(102)	$419
Cumulative effect adjustment for the adoption of ASU 2017-12	—	—	(12)	(18)	—	(30)
Other comprehensive (loss) income before reclassifications, net of tax	—	147	(68)	(2)	10	87
Reclassified losses (gains) from accumulated other comprehensive income (loss), net of tax	—	—	(85)	—	—	(85)
Net current-period other comprehensive (loss) income, net of tax	—	147	(153)	(2)	10	2
Balance as of March 31, 2017	$(38)	$291	$250	$(20)	$(92)	$391

(1) Balances as of December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, the unrealized gains (losses)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

position as of March 31, 2018 solely relate to debt securities available-for-sale. See Note 1 for further information related to the adoption of ASU 2016-01.

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income (Loss) Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended March 31,
		2018	2017
(Losses) gains related to cash-flow hedges:
Foreign exchange contracts	Net product sales	$(26)	$86
Treasury rate lock agreements	Interest (expense)	(1)	(1)
Interest rate swap agreements	Interest (expense)	—	(1)
	Income tax provision - (expense) benefit	—	1

(Losses) gains on available-for-sale debt securities / marketable securities (1):
Realized (loss) gain on sales of debt securities / marketable securities	Interest and investment income, net	(18)	—
	Income tax provision - (expense) benefit	4	—
Total reclassification, net of tax		$(41)	$85

(1) (Losses) gains reclassified out of Accumulated other comprehensive income prior to December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, unrealized gains (losses) for the three-month period ended March 31, 2018 solely relate to debt securities available-for-sale. See Note 1 for further information related to the adoption of ASU 2016-01.

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our level 1 assets consist of debt securities available-for-sale and equity investments with readily determinable fair values. Our level 1 liability relates to our publicly traded contingent value rights (CVRs). See Note 18 of Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K for a description of the CVRs.

•
Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. From time to time, our level 2 assets consist of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities, ultra short income fund investments, time deposits and repurchase agreements with original maturities of greater than three months, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Our level 2 liabilities relate to written foreign currency options, foreign currency forward contracts and interest rate swap contracts.

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any level 3 assets. Our level 3 liabilities consist of contingent consideration related to undeveloped product rights and technology platforms resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester), Nogra Pharma Limited (Nogra), Avila Therapeutics, Inc. (Avila) and Quanticel Pharmaceuticals, Inc. (Quanticel). In addition, in connection with our acquisition of Juno, we assumed Juno's contingent consideration and success payment liabilities.

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of March 31, 2018 and December 31, 2017 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	March 31, 2018	December 31, 2017
Discount rate	2.4% to 4.6% (3.3%)	2.7% to 12.0% (3.5%)
Probability of payment	0% to 98% (5.2%)	0% to 20% (4%)
Projected year of payment for development and regulatory milestones	2018 to 2035 (2024)	2020 to 2029 (2024)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A	2024 to 2030 (2028)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila, Quanticel and those assumed in our acquisition of Juno are estimated to be approximately $120 million, $475 million, $214 million and $294 million, respectively, and $1.8 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

Success payment obligations assumed through our acquisition of Juno are also recorded at their estimated fair values and are revalued quarterly. Changes in the fair value of contingent consideration and success payment obligations are recognized in Acquisition related charges and restructuring, net in the Consolidated Statements of Income.

Effective January 1, 2018, we adopted ASU 2016-01. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. Certain disclosures as of December 31, 2017 below conform to the disclosure requirements of ASU 2016-01. See Note 1 for additional information related to the adoption of ASU 2016-01.

The following tables present the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in millions):

		Fair Value Measurements as of March 31, 2018
	Balance as of March 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$68	$—	$68	$—
Equity investments with readily determinable fair values	1,853	1,853	—	—
Purchased currency options	15	$—	15	$—
Total assets	$1,936	$1,853	$83	$—
Liabilities:
Contingent value rights	$(13)	$(13)	$—	$—
Interest rate swaps	(19)	—	(19)	—
Forward currency contracts	(39)	—	(39)	—
Written currency options	(204)	—	(204)	—
Other acquisition related contingent consideration and success payments	(201)	—	—	(201)
Total liabilities	$(476)	$(13)	$(262)	$(201)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements as of December 31, 2017
	Balance as of December 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$3,219	$—	$3,219	$—
Equity investments with readily determinable fair values	1,810	1,810	—	—
Purchased currency options	36	—	36	—
Total assets	$5,065	$1,810	$3,255	$—
Liabilities:
Contingent value rights	$(42)	$(42)	$—	$—
Forward currency contracts	(42)	—	(42)	—
Interest rate swaps	(7)	—	(7)	—
Written currency options	(172)	—	(172)	—
Other acquisition related contingent consideration	(80)	—	—	(80)
Total liabilities	$(343)	$(42)	$(221)	$(80)

As of result of the implementation of ASU 2016-01 and ASU 2018-03, effective on January 1, 2018, we measure equity investments without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer or at NAV, as a practical expedient, if available. We record upward adjustments, downward adjustments and impairments of equity investments without readily determinable fair values within Other income, net on the Consolidated Statement of Income. The following table represents a roll-forward of equity investments without readily determinable fair values:

Three-Month Period Ended March 31, 2018
Balance as of December 31, 2017	$513
Cumulative effect adjustment for the adoption of ASU 2018-03 (See Note 1)	59
Purchases	16
Upward adjustments	21
Sales	(3)
Impairments	(1)
Transfer to readily determinable fair value	(10)
Balance as of March 31, 2018	$595

For equity investments with and without readily determinable fair values held as of March 31, 2018, we recorded $449 million of unrealized gains, net within Other income, net on the Consolidated Statement of Income for the three-month period ended March 31, 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended March 31, 2018 and 2017. The following table represents a roll-forward of the fair value of level 3 instruments:

Three-Month Period Ended March 31, 2018
Liabilities:
Balance as of December 31, 2017	$(80)
Amounts acquired from Juno	(122)
Net change in fair value	1
Balance as of March 31, 2018	$(201)

Three-Month Period Ended March 31, 2017
Liabilities:
Balance as of December 31, 2016	$(1,490)
Net change in fair value	(37)
Balance as of March 31, 2017	$(1,527)

As previously reported in our 2017 Annual Report on Form 10-K, we reduced our contingent consideration liabilities related to Nogra by $1,397 million due to the discontinuance of the GED-0301 phase III REVOLVE (CD-002) trial in Crohn's disease and the SUSTAIN (CD-004) extension trial in the fourth quarter of 2017.

7. Derivative Instruments and Hedging Activities
During the third quarter of 2017, we adopted ASU 2017-12 on a modified retrospective basis. We recorded pre-tax expense of $11 million for the three-month period ended March 31, 2017 as a result of applying the new guidance during the nine-month period ended September 30, 2017. As such, certain disclosures for the three-month period ended March 31, 2017 below have been recast to conform to the disclosure requirements related to the adoption of ASU 2017-12. See Note 1 for additional information related to the adoption of ASU 2017-12.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of March 31, 2018 and December 31, 2017 had settlement dates within 33 months and 20 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in OCI and reclassified to the Consolidated Statement of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of March 31, 2018 and December 31, 2017:

	Notional Amount
Foreign Currency	March 31, 2018	December 31, 2017
Australian Dollar	$63	$61
British Pound	116	97
Canadian Dollar	216	227
Euro	1,023	954
Japanese Yen	411	356
Total	$1,829	$1,695

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2018, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of March 31, 2018 and December 31, 2017 were $508 million and $885 million, respectively.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of March 31, 2018 and December 31, 2017 had settlement dates within 33 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.

Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of March 31, 2018 and December 31, 2017:

	Notional Amount (1)
	March 31, 2018	December 31, 2017
Foreign currency option contracts designated as hedging activity:
Purchased Put	$3,176	$3,319
Written Call	3,585	3,739
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $129 million and $258 million as of March 31, 2018 and December 31, 2017, respectively, and settlement dates within 9 months and 12 months, respectively.
Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of March 31, 2018 and December 31, 2017, we did not have any outstanding forward starting swaps or treasury rate locks.

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of March 31, 2018 and December 31, 2017:

	Notional Amount
	March 31, 2018	December 31, 2017
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200
3.450% senior notes due 2027	550	250
3.900% senior notes due 2028	200	—
Total	$950	$450

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2018 and 2017, and also terminated the hedging relationship by settling certain of those swap contracts during 2018 and 2017. In 2018, we settled $50 million notional amount of certain swap contracts. There were no material cash proceeds as a result of settling such swap contracts. During 2017, we terminated the hedging relationship on certain outstanding swap contracts amounting to $200 million notional amount by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $3 million during the year ended December 31, 2017, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of March 31, 2018 and December 31, 2017:

		March 31, 2018
	Balance Sheet Location	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$1	$—
	Accrued expenses and other current liabilities	23	102
	Other non-current assets	1	—
	Other non-current liabilities	15	168
Interest rate swap agreements	Other current assets	6	—
	Other non-current liabilities	1	27
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	22	1
	Accrued expenses and other current liabilities	3	22
Interest rate swap agreements	Other current assets	1	—
	Other non-current assets	6	6
Total		$79	$326

(1) Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet in accordance with ASC 210-20.

		December 31, 2017
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$5	$1
	Accrued expenses and other current liabilities	30	79
	Other non-current assets	1	—
	Other non-current liabilities	36	159
Interest rate swap agreements	Other current assets	3	—
	Other non-current liabilities	—	11
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	8	1
	Accrued expenses and other current liabilities	4	22
Interest rate swap agreements	Other current assets	2	2
	Other non-current assets	4	3
Total		$93	$278

(1) Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2018 and December 31, 2017, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Consolidated Balance Sheet Classification in Which the Hedged Item Is Included	March 31, 2018 (1)	December 31, 2017 (1)	March 31, 2018 (2)	December 31, 2017 (2)
Long-term debt, net of discount	$8,736	$7,270	$107	$128

(1) The long-term debt, net of discount includes approximately $3.8 billion of carrying value with discontinued hedging relationships as of March 31, 2018 and December 31, 2017.

(2) The long-term debt, net of discount includes $132 million and $139 million of hedging adjustment on discontinued hedging relationships on long-term debt as of March 31, 2018 and December 31, 2017, respectively.

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in Accumulated OCI for the three-month periods ended March 31, 2018 and 2017:

	Three-Month Period Ended March 31, 2018
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1), (2)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$(95)	Net product sales	$(26)	Net product sales	$(2)
Treasury rate lock agreements	(4)	Interest (expense)	(1)	N/A	—

(1) Net losses of $124 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2) For the three-month period ended March 31, 2018, the straight-line amortization of the initial value of the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in OCI was a gain of $2 million. There were no excluded components for our treasury rate lock and interest rate swap agreements.

	Three-Month Period Ended March 31, 2017
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$(68)	Net product sales	$86	Other income, net	$7
Treasury rate lock agreements	—	Interest (expense)	(1)	N/A	—
Forward starting interest rate swaps	—	Interest (expense)	(1)	N/A	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments which were designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017:

		Amount of (Loss)/Gain Recognized in Income on Derivative
		Three-Month Periods Ended March 31,
Instrument	Classification of (Loss)/Gain Recognized in Income on Derivative	2018 (1)	2017 (1)
Interest rate swap agreements	Interest (expense)	$(5)	$9

(1) The amounts include a benefit of $8 million and $9 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month periods ending March 31, 2018 and March 31, 2017.

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017:

		Classification of (Loss) Gain Recognized in Income on Derivative
	Classification of (Loss) Gain Recognized in Income on Derivative	Three-Month Periods Ended March 31,
Instrument		2018	2017
Foreign exchange contracts	Other income, net	$(13)	$(22)

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

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended March 31, 2018
	Net product sales	Interest (expense)	Other income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	3,531	(166)	965

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	14	—
Derivatives designated as hedging instruments (1)	—	(5)	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(26)	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	8	—	—
Reclassification adjustment for excluded component (loss) gain	(10)
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(1)	—

(1) The amounts include a benefit of $8 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month periods ending March 31, 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended March 31, 2017
	Net product sales	Interest (expense)	Other income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$2,952	$(127)	$13

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	1	—
Derivatives designated as hedging instruments (1)	—	9	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	86	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	2	—	7
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(1)	—
Interest rate swap agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(1)	—

(1) The amounts include a benefit of $9 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month periods ending March 31, 2017.

8. Cash, Cash Equivalents, Debt Securities Available-for-Sale and Equity Investments with Readily Determinable Fair Values

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents. As of March 31, 2018, the carrying value of our time deposits and repurchase agreements was $1 million and money market funds was $1.7 billion, all of which are included in Cash and cash equivalents. As of December 31, 2017, the carrying value of our time deposits and repurchase agreements was $1.2 billion, commercial paper instruments was $35 million, and money market funds was $4.5 billion, all of which were included in Cash and cash equivalents. The carrying values approximated fair value as of March 31, 2018 and December 31, 2017.

Effective January 1, 2018, we adopted ASU 2016-01. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures as of December 31, 2017 below conform to the disclosure requirements prior to the adoption of ASU 2016-01. See Note 1 for additional information related to the adoption of ASU 2016-01.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of debt securities available-for-sale by major security type and class of security and equity investments with readily determinable fair values as of March 31, 2018 and December 31, 2017 were as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Time deposits (1) and Repurchase agreements (1)	$68	$—	$—	$68
Total debt securities available-for-sale	$68	$—	$—	$68

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$445	$—	$(3)	$442
U.S. government-sponsored agency securities	42	—	—	42
U.S. government-sponsored agency MBS	17	—	—	17
Corporate debt - global	2,080	—	(5)	2,075
Asset backed securities	203	—	(1)	202
Ultra short income fund	352	—	—	352
Time deposits (1) and Repurchase agreements (1)	89	—	—	89
Total debt securities available-for-sale	$3,228	$—	$(9)	$3,219

Equity securities with readily determinable fair values	$935	$881	$(6)	$1,810
(1) Have original maturities of greater than three months.

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of March 31, 2018, all of our time deposits and repurchase agreements had original maturities less than one year.

Equity securities with readily determinable fair values, which consist of investments in publicly traded equity securities, were $1,853 million as of March 31, 2018.

Duration periods of available-for-sale debt securities as of March 31, 2018 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$68	$68

9. Inventory

Inventories as of March 31, 2018 and December 31, 2017 are summarized by major category as follows:

	March 31, 2018	December 31, 2017
Raw materials	$318	$289
Work in process	83	89
Finished goods	135	163
Total	$536	$541

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis), Avila, Quanticel and Juno acquisitions. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Receptos Inc. (Receptos), Gloucester and Juno acquisitions.

The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2018 and December 31, 2017 are summarized as follows:

March 31, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(2,000)	$1,406
Technology	1,743	(435)	1,308
Licenses	66	(31)	35
Other	54	(35)	19
	5,269	(2,501)	2,768
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,100	$(2,501)	$16,599

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(1,939)	$1,467
Technology	483	(410)	73
Licenses	66	(30)	36
Other	43	(34)	9
	3,998	(2,413)	1,585
Non-amortizable intangible assets:
Acquired IPR&D product rights	6,851	—	6,851
Total intangible assets	$10,849	$(2,413)	$8,436

The increase in the gross carrying value of intangible assets during the three-month period ended March 31, 2018 was primarily due to the addition of approximately $7.0 billion of IPR&D and $1.3 billion of a technology platform asset from the Juno acquisition. The economic useful life of the technology platform asset is 15 years. See Note 3.

Amortization expense related to intangible assets was $88 million and $84 million for the three-month periods ended March 31, 2018 and 2017, respectively. Assuming no changes in the gross carrying amount of finite lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $324 million in 2018, $241 million in 2019, $240 million in 2020, $237 million in 2021 and $237 million in 2022.

Goodwill: The carrying value of goodwill increased to approximately $8.0 billion as of March 31, 2018 compared to December 31, 2017 due to the acquisition of Juno. See Note 3.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings or current portion of long-term debt as of March 31, 2018 or December 31, 2017.

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after March 31, 2018 have an aggregate principal amount of $20.350 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of March 31, 2018 and December 31, 2017 includes:

	March 31, 2018	December 31, 2017
2.250% senior notes due 2019	$504	$505
2.875% senior notes due 2020	1,495	1,495
3.950% senior notes due 2020	512	514
2.250% senior notes due 2021	497	497
2.875% senior notes due 2021	498	—
3.250% senior notes due 2022	1,041	1,044
3.550% senior notes due 2022	995	994
2.750% senior notes due 2023	746	746
3.250% senior notes due 2023	993	—
4.000% senior notes due 2023	735	737
3.625% senior notes due 2024	1,001	1,001
3.875% senior notes due 2025	2,474	2,478
3.450% senior notes due 2027	981	991
3.900% senior notes due 2028	1,487	—
5.700% senior notes due 2040	247	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	987	987
5.000% senior notes due 2045	1,975	1,975
4.350% senior notes due 2047	1,234	1,234
4.550% senior notes due 2048	1,476	—
Total long-term debt	$20,271	$15,838

As of March 31, 2018 and December 31, 2017, the fair value of our outstanding Senior Notes was approximately $20.2 billion and $16.6 billion, respectively, and represented a level 2 measurement within the fair value measurement hierarchy.

Debt Issuance: In February 2018, we issued $500 million principal amount of 2.875% senior notes due 2021 (2021 Notes), $1.000 billion principal amount of 3.250% senior notes due 2023 (2023 Notes), $1.500 billion principal amount of 3.900% senior notes due 2028 (2028 Notes) and $1.500 billion principal amount of 4.550% senior notes due 2048 (2048 Notes). The 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes were issued at 99.954%, 99.758%, 99.656% and 99.400% of par, respectively and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $32 million have been recorded as a direct deduction from the carrying amount of the 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes on our Consolidated Balance Sheet. The offering costs are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the 2021 Notes is payable semi-annually in arrears on February 19 and August 19 of each year, beginning August 19, 2018 and the principal is due in full at the maturity date. Interest on the 2023 Notes, 2028 Notes and 2048 Notes is payable semi-annually in arrears on February 20 and August 20 of each year, beginning August 20, 2018 and the principal is due in full at the maturity date. The 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes may be redeemed at our option, in whole or in part, at any time at a redemption price equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining schedule payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 10 basis points for the 2021 Notes, 15 basis points for the 2023 Notes, 20 basis points for the 2028 Notes and 25 basis points for the 2048 Notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes at a purchase price equal to 101% of the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of March 31, 2018, and December 31, 2017 a balance of $34 million and $31 million, respectively, in net losses remained in accumulated OCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of March 31, 2018, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding as of March 31, 2018 effectively converted the hedged portion of our fixed-rate notes to floating rates. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of March 31, 2018 and December 31, 2017, we had balances of $132 million and $139 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: As of March 31, 2018 and December 31, 2017, we had available capacity to issue up to $2.0 billion of commercial paper, and there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. During the second quarter of 2018, we amended our Credit Facility to extend the expiration date to April 25, 2023. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings. As of March 31, 2018 and December 31, 2017, there was no outstanding borrowings against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2018.

12. Share-Based Compensation

We have stockholder-approved stock incentive plans, the Celgene Corporation 2017 Stock Incentive Plan and the 2014 Equity Incentive Plan (formerly known as the Juno Therapeutics, Inc. 2014 Equity Incentive Plan) (collectively, the Plans) that provide for the granting of options, restricted stock units (RSUs), performance stock units (PSUs) and other share-based and performance- based awards to our employees, officers and non-employee directors. The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plans.

Shares of common stock available for future share-based-grants under the 2014 Equity Incentive Plan were 13.9 million at the Acquisition Date.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2018 and 2017:

	Three-Month Periods Ended March 31,
	2018	2017
Cost of goods sold (excluding amortization of acquired intangible assets)	$9	$7
Research and development (1)	199	65
Selling, general and administrative (2)	193	81
Total share-based compensation expense	401	153
Tax benefit related to share-based compensation expense	37	41
Reduction in net income	$364	$112

(1) For the three months ended March 31, 2018 includes Juno related share-based compensation expense related to the post-combination service period of $133 million.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) For the three months ended March 31, 2018 includes Juno related share-based compensation expense related to the post-combination service period of $117 million.

The tax benefit related to share-based compensation expense above excludes excess tax benefits of $11 million and $75 million from share-based compensation awards that vested or were exercised during the three-month periods ended March 31, 2018 and 2017, respectively.

The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2018 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2017	67.8	7.7	558
Changes during the Year:
Conversion of Juno awards	3.7	2.5	336
Granted	2.6	0.1	122
Exercised / Released	(1.5)	(0.2)	(44)
Forfeited	(0.7)	(0.2)	(10)
Outstanding as of March 31, 2018	71.9	9.9	962

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of March 31, 2018 were as follows (dollars in millions):

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$699	$527	$58
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.7	1.6

13. Income Taxes

We adopted ASU 2016-01, ASU 2016-16 and ASU 2018-2, effective January 1, 2018. See Note 1 for additional information related to the adoption of these accounting standard updates.

The 2017 Tax Act was enacted on December 22, 2017 which reduced the U.S. statutory tax rate from 35% to 21% beginning in 2018. The 2017 Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and introduces a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) beginning in 2018.

We are applying the guidance issued by the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the 2017 Tax Act. The guidance provides for a measurement period up to one year in which provisional amounts may be adjusted as an income tax expense or benefit in the period the adjustment is determined.

As of March 31, 2018, we have not completed our accounting for the tax effects of the 2017 Tax Act and the provisional amounts recorded at December 31, 2017 were not adjusted during the quarter ended March 31, 2018. We will continue to analyze the impact of the 2017 Tax Act during the accounting measurement period. Our actual results may materially differ from our current estimates due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies to interpret the 2017 Tax Act.

The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. We have not yet determined our tax accounting policy and we have included in current income tax expense an amount related to our estimate of 2018 current year GILTI.

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the three-month period ended March 31, 2018 gross unrecognized tax benefits increased by $179 million, primarily due to prior year tax positions. Of this amount, $19 million was an increase to income tax expense during the quarter ended March 31, 2018 and the remainder was an adjustment to non-current income tax liabilities at the Acquisition Date of Juno. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 17 of Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K. The following is a brief description for notable new collaborations and for those collaborations which we have described in detail in our 2017 Annual Report on Form 10-K if there has been significant activity during the three months ended March 31, 2018. Amounts related to collaborations that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prothena Corporation plc (Prothena):

On March 20, 2018, we entered into a collaboration agreement with Prothena to develop new therapies for a broad range of neurodegenerative diseases. The collaboration is focused on three proteins implicated in the pathogenesis of several neurodegenerative diseases, including tau, TDP-43 and an undisclosed target. In addition, we purchased approximately 1.2 million of Prothena's ordinary shares. We made a total payment of $150 million, which was accounted for as a $40 million equity investment with a readily determinable fair value and $110 million as upfront collaboration consideration that was expensed immediately as research and development.

For each of the programs, we have an exclusive right to license clinical candidates in the U.S. at the investigational new drug (IND) filing and if exercised, would also have a right to expand the license to global rights at the completion of Phase 1. Following the exercise of global rights, we will be responsible for funding all further global clinical development and commercialization. Prothena may receive future potential exercise payments and regulatory and commercial milestones for each licensed program. Prothena will also receive additional royalties on net sales of any resulting marketed products.

The collaboration agreement has an initial term of six years, which may be extended up to two additional years. The collaboration agreement may be terminated at our discretion upon 60 days prior written notice to Prothena and by either party upon material breach of the other party, subject to cure periods.

A financial summary of certain period activity and the period-end balances related to Prothena is presented below (1):

	Three-Month Periods Ended March 31,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$110	$—	$—	$—	$40

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
March 31, 2018	$—	$43	3.0%

(1) In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

Vividion Therapeutics, Inc. (Vividion):

On March 1, 2018, we entered into a collaboration agreement with Vividion for the identification and development of small molecules against targets for a range of oncology, inflammatory and neurodegenerative indications. In addition, we purchased an immaterial amount of Vividion's Series A-3 preferred shares. We made a total upfront payment of $101 million, which was accounted for as a $4 million equity investment without a readily determinable fair value and $97 million as upfront collaboration consideration that was expensed immediately as research and development.

Vividion will lead initial discovery efforts and identification of programs to be included in the collaboration, and we have the right to opt in on certain programs at a defined stage of development. For certain programs, including the first program, we will have the exclusive worldwide rights, with the potential for Vividion to receive up to double-digit royalties on sales and milestone payments. In accordance with the collaboration agreement, other programs will allow for us and Vividion to share equally either U.S. or worldwide development costs and profits and losses.

The collaboration agreement has an initial term of four years, which may be extended up to two additional years. The collaboration agreement may be terminated at our discretion upon 90 days prior written notice to Vividion and by either party upon material breach of the other party, subject to cure periods.

A financial summary of certain period activity and the period-end balances related to Vividion is presented below (1):

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Periods Ended March 31,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$97	$—	$—	$—	$4

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
March 31, 2018	$—	$4	5.8%

(1) In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

Other Collaboration Arrangements in 2018:

In addition to the collaboration arrangements described above, we entered into collaboration arrangements for the three-month period ended March 31, 2018 that include the potential for future milestone payments of $85 million related to the attainment of specified development and regulatory milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

A financial summary of certain period activity and the period-end balances related to our other collaboration arrangements is presented below (1):

	Three-Month Periods Ended March 31,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$38	$—	$—	$2	$57
2017	10	—	7	4	12

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
March 31, 2018	$12	$1,733	N/A
December 31, 2017	12	1,806	N/A

(1) In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

In addition to the collaboration arrangements described above, in conjunction with the acquisition of Juno we assumed Juno's legacy collaboration arrangements including Fred Hutchinson Cancer Research Center and Memorial Sloan Kettering Cancer Center.

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also made certain acquisitions that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. With our acquisition of Juno, we have assumed additional research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. See Note 3 for additional details related to our acquisitions and Note 14 for additional details related to collaboration arrangements.

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

We received a letter dated June 26, 2017 from Accord Healthcare Ltd. (Accord) notifying us of Accord’s filing of three individual lawsuits against us in the United Kingdom (UK) seeking to commence patent revocation proceedings originally for three UK patents (which was amended later to include a recently-granted, related divisional patent for a total of four challenged UK patents). The patents named in the lawsuit, which was filed in the High Court of Justice in London, are EP (UK) 0925294 and its associated SPC (the ’294 patent), EP (UK) 1505973 (the ’973 patent); EP (UK) 2915533 (the ’533 patent) and EP (UK) 1 667 682 (the ’682 patent), all claiming aspects of REVLIMID®. The Court has set separate trial dates for each patent. The ’294 patent trial will begin during the first week of October 2018; the ’973 and ’533 (combined) patents have been abandoned; and the ’682 patent trial will

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

begin on November 26, 2018. These proceedings are limited to the patents granted in the UK. We intend to vigorously defend our intellectual property rights in these matters.

We received a Notice of Allegation dated June 13, 2017 from Dr. Reddy’s Laboratories Ltd. (DRL) notifying us of the filing of DRL’s Abbreviated New Drug Submission (ANDS) with Canada’s Minister of Health, with respect to Canadian Letters Patent Nos. 2,261,762; 2,476,983; 2,477,301; 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412; and 2,741,575. DRL is seeking to manufacture and market a generic version of 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in Canada. We commenced a court proceeding in the Federal Court of Canada on July 27, 2017, seeking an Order prohibiting the Minister of Health from granting marketing approval to DRL until expiry of these patents.

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

We received a Notice Letter dated September 9, 2016 from DRL notifying us of its Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,456,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the FDA list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book (Orange Book) for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States.

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

We received an additional Notice Letter from DRL dated June 8, 2017 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717; and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to the Notice Letter, we timely filed an infringement action against DRL in the United States District Court for the District of New Jersey on July 20, 2017. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) December 9, 2019. On October 3, 2017, DRL filed an answer and counterclaims asserting that each of the patents are invalid and/or not infringed. We filed our reply to DRL’s counterclaims on November 15, 2017. Fact discovery is set to close on March 15, 2019. The court has not yet entered a schedule for expert discovery or trial.

We subsequently received a Notice Letter from DRL dated February 26, 2018 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315;886; and 8,626,531 that are listed in the Orange Book for REVLIMID®. In response to the Notice Letter, we timely filed an infringement action against DRL in the United States District Court for the District of New Jersey on April 12, 2018. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 27, 2020. DRL has not yet responded to the complaint, and the court has not yet entered a schedule for fact discovery, expert discovery, or trial.

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

In response to the Notice Letter, we timely filed an infringement action against Zydus in the United States District Court for the District of New Jersey on April 12, 2017. As a result of the filing of our action, the FDA cannot grant final approval of Zydus’ ANDA at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) August 28, 2019. On August 7, 2017, Zydus filed an answer and counterclaims asserting that each of the patents are invalid and/

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or not infringed. On September 11, 2017, we filed a reply to Zydus’s counterclaims. Fact discovery is set to close on March 15, 2019. The court has yet to enter a schedule for expert discovery and trial.

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

We received a Notice Letter dated November 28, 2017 from Apotex Inc. (Apotex) notifying us of Apotex’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 7,456,800; 7,468,363; 7,855,217; 8,315,886; 8,626,531; and 8,741,929 that are listed in the Orange Book for REVLIMID®. Apotex is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States.

In response to the Notice Letter, we timely filed an infringement action against Apotex in the United States District Court for the District of New Jersey on January 11, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Apotex’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) May 29, 2020. On April 2, 2018, Apotex responded to the complaint by filing a motion to dismiss the case for failure to join a necessary party. Our response to the motion is due on May 7, 2018. The court has not yet entered a schedule for fact discovery, expert discovery, or trial.

POMALYST®: We received a Notice Letter dated March 30, 2017 from Teva Pharmaceuticals USA, Inc. (Teva) notifying us of Teva’s ANDA submitted to the FDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,316,471; 8,198,262; 8,673,939; 8,735,428; and 8,828,427 that are listed in the Orange Book. Teva is seeking to manufacture and market a generic version of 1 mg, 2 mg, 3 mg, and 4 mg POMALYST® (pomalidomide) capsules in the United States. We later received similar Notice Letters (the Pomalidomide Notice Letters) from six other generic drug manufacturers - Par Pharmaceutical, Inc. (Par); Apotex, Inc. (Apotex); Hetero USA, Inc. (Hetero); Aurobindo Pharma Ltd. (Aurobindo); Mylan Pharmaceuticals Inc. (Mylan); and Breckenridge Pharmaceutical, Inc. (Breckenridge) - relating to these and other POMALYST® patents listed in the Orange Book.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On August 9, 2017, Mylan filed a motion to dismiss the complaint. Celgene opposed Mylan’s motion on September 29, 2017. Mylan filed its reply in support of its motion on October 24, 2017. On March 2, 2018, the court denied Mylan’s motion to dismiss without prejudice, and granted our request for venue-related discovery.

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

The court has not yet entered a date for the close of fact discovery, or any schedule for expert discovery or trial, in any of these POMALYST® cases.

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

We entered into a settlement with Actavis, effective January 23, 2018, to terminate patent litigation and Inter Partes Review (IPR) challenges between the parties relating to certain patents for ABRAXANE®. As part of the settlement, the parties filed a Consent Judgment with the United States District Court for the District of New Jersey, which was entered on January 26, 2018, enjoining Actavis from marketing generic paclitaxel protein-bound particles for injectable suspension before expiration of the patents-in-suit, except as provided for in the settlement. In the settlement, we agreed to provide Actavis with a license to our patents required to manufacture and sell a generic paclitaxel protein-bound particles for injectable suspension product in the United States beginning on March 31, 2022.

On December 7, 2016, we filed an infringement action against Cipla in the United States District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed; or (ii) April 25, 2019. On January 20, 2017, Cipla filed an answer and counterclaims asserting that the patents-in-suit are invalid and/or not infringed. Our reply was filed on February 24, 2017. Fact discovery is currently set to close on June 26, 2018 and expert discovery is currently set to close on January 4, 2019. The court has not yet set a date for trial.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 13, 2017, the UK High Court of Justice handed down a ruling after a hearing held on December 20, 2016 in which Celgene argued that the UK Intellectual Property Office improperly rejected our request for an SPC to the ABRAXANE® patent UK No. 0 961 612 (the ’612 patent). In that ruling, the High Court referred the matter to the Court of Justice for the EU (CJEU). A hearing date has been set at the CJEU for June 21, 2018. If the CJEU were to find in our favor, the ruling would need to be implemented in other jurisdictions in which the proceedings are pending, potentially resulting in the grant of SPCs not only in the UK, but also in other jurisdictions that have previously rejected our initial request including Germany and Ireland. The ’612 patent expired in Europe in September 2017. However, if granted, the SPCs will expire in 2022. Data exclusivity in Europe will expire in January 2019.

We received a Notice of Allegation dated March 22, 2018 from Panacea Biotec Ltd. (Panacea) notifying us of the filing of Panacea’s ANDS with Canada’s Minister of Health, with respect to Canadian Letters Patent No. 2,509,365 (the '365 patent). Panacea is seeking to manufacture and market a generic version of 100 mg/vial ABRAXANE® (paclitaxel powder for injectable suspension, nanoparticle, albumin-bound (nab®) paclitaxel) in Canada.  On May 4, 2018, Abraxis BioScience, LLC  and Celgene Inc. commenced an action for patent infringement in the Federal Court of Canada seeking, among other relief, a declaration of infringement in relation to the ‘365 patent.

Juno patent related proceedings:

KITE: On October 18, 2017, the same day the FDA approved Kite Pharma, Inc.’s (Kite) Yescarta™ KTE-C19 product, Juno filed a complaint against Kite in the United States District Court for the Central District of California. The complaint alleged that Yescarta™ infringes claims 1-3, 5, 7-9, and 11 of U.S. Patent No. 7,446,190 (the ’190 Patent). Kite answered the complaint on November 28, 2017, and filed counterclaims of non-infringement and invalidity against Juno. We filed a motion to dismiss Kite’s counterclaims and to strike certain affirmative defenses on December 19, 2017.

On March 8, 2018, the Court granted Juno’s motion to dismiss and strike, and ordered Kite to file an amended answer and counterclaims. On the same day, the Court denied Kite’s motion to stay. On March 29, 2018, Kite filed an amended answer and counterclaims, asserting that the ’190 Patent is invalid and/or not infringed. On April 9, 2018, we filed an answer to Kite’s counterclaims. Fact and expert discovery are set to close on September 24, 2018, and December 10, 2018, respectively, and trial is scheduled to begin on March 26, 2019.

CITY OF HOPE:  On August 22, 2017, City of Hope (COH) filed a lawsuit against Juno in the United States District Court for the Central District of California alleging that Juno, prior to its acquisition by Celgene, breached an exclusive license agreement (ELA) between Juno and COH by sublicensing COH intellectual property to Celgene without COH’s consent and by failing to pay COH related sublicensing revenues. COH is seeking damages in an amount no less than $93.75 million in alleged sublicense revenues and a judicial declaration that the ELA has terminated.

On August 31, 2017, Juno filed an answer and affirmative defenses to the complaint and counterclaims against COH. On February 16, 2018, Juno filed amended counterclaims. Juno’s amended counterclaims seek judicial declarations that (i) Juno did not materially breach the ELA, (ii) COH has no legal or factual basis to terminate the ELA, and (iii) COH’s claim for Celgene sublicensing revenue is limited to the amount of consideration Celgene paid Juno attributable to the rights granted under the ELA. Juno’s counterclaims also allege that COH breached the ELA by (i) wrongfully attempting to terminate the agreement, (ii) unreasonably withholding consent to a proposed sublicense of the COH intellectual property (COH IP) to Celgene, and (iii) commercially collaborating with Mustang Bio, Inc. to develop products using COH IP exclusively licensed to Juno. In addition to judicial declarations, Juno’s counterclaims seek an order requiring COH to specifically perform its obligations pursuant to the ELA and an injunction preventing COH from terminating the ELA. Fact and expert discovery are scheduled to close on May 16, 2018 and June 15, 2018, respectively, and a trial has been scheduled to begin on August 14, 2018. As of March 31, 2018, we have accrued our best estimate of the probable loss for such matter.

Proceedings involving the United States Patent and Trademark Office (USPTO):

REMS IPR: Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. On April 23, 2015, we were informed that the Coalition for Affordable Drugs VI LLC filed petitions for IPR challenging the validity of Celgene’s patents U.S. 6,045,501 (the ’501 patent) and U.S. 6,315,720 (the ’720 patent) covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on July 21, 2016; the decisions, rendered on October 26, 2016, held that the ’501 and ’720 patents are invalid, primarily due to obviousness in view of certain publications. On November 25,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2016, we requested a rehearing with respect to certain claims of these patents. On September 8, 2017, the PTAB denied our rehearing request for the ’501 patent, but granted our rehearing request pertaining to a certain claim of the ’720 patent.

We timely appealed to the United States Court of Appeals for the Federal Circuit the PTAB’s determinations regarding certain claims of the ’720 patent and the ’501 patent on November 6, 2017 and on November 9, 2017, respectively. On February 26, 2018, the USPTO intervened in our appeal. Our opening briefs to the court are due on May 31, 2018. The ’501 and ’720 patents remain valid and enforceable pending appeal. We retain other patents covering certain aspects of our REMS program, as well as patents that cover our products that use our REMS system.

ABRAXANE® IPR: On April 4, 2017, Actavis filed petitions for IPRs challenging the validity of our patents U.S. 8,138,229 (the ’229 patent); 7,923,536 (the ’536 patent); 7,820,788 (the ’788 patent); and 8,853,260 (the ’260 patent) covering certain aspects of our ABRAXANE® product.

On October 10, 2017, the PTAB instituted IPR proceedings on the ’788, ’536, and ’229 patents and on October 11, 2017 denied institution of the IPR on the ‘260 patent. On January 29, 2018, the parties submitted a joint motion to terminate all three IPRs in connection with the settlement entered with Actavis mentioned above. The PTAB has not yet ruled on these motions.

On November 9, 2017, Apotex and Cipla filed petitions for IPRs challenging the validity of the ’229, ’536 and’788 patents. Apotex and Cipla filed requests for joinder as to the instituted IPRs filed by Actavis. We opposed the requests for joinder on December 11, 2017. Our responses to Apotex and Cipla’s petitions were filed on February16, 2018 and February 20, 2018, respectively. The PTAB has until May 16 and May 20, 2018, respectively to determine whether it will institute these IPRs.

REVLIMID® IPR: On February 23, 2018, Apotex filed a petition for IPR challenging the validity of our patent U.S. 8,741,929 (the ’929 patent). Our preliminary response is due on June 28, 2018. The PTAB then has until September 28, 2018 to determine whether it will institute the IPR.

JUNO IPR: On August 13, 2015, Kite filed a petition for IPR challenging the validity of Juno’s patent U.S. 7,446,190 (the ’190 Patent), exclusively licensed from Memorial Sloan Kettering Cancer Center. On February 11, 2016, the PTAB instituted the IPR proceedings. A hearing was held before the PTAB on October 20, 2016. On December 16, 2016, the PTAB issued a final written decision upholding all claims of the ’190 Patent.

On February 16, 2017, Kite filed a notice of appeal of the PTAB’s final written decision to the United States Court of Appeals for the Federal Circuit. Kite and Juno filed their opening briefs on June 29, 2017 and October 10, 2017, respectively. Kite’s reply brief was filed on December 15, 2017. Oral argument for the appeal is set for June 5, 2018.

Other Proceedings:

MYLAN: On April 3, 2014, Mylan filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan can conduct the bioequivalence testing necessary to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014.

On December 22, 2014, the court granted Celgene’s motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the remaining claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015, we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the United State Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. The motion for summary judgment was argued on December 13, 2017. Thereafter, the court ordered the parties to mediate and administratively stayed the case pending the mediation. The mediation was held on January 25, 2018, but no settlement was reached. Supplemental briefing on the motion for summary judgment was filed on February 1, 2018. No trial date has been set. We intend to vigorously defend against Mylan’s claims.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

IN RE THALOMID AND REVLIMID ANTITRUST LITIGATION: On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the United States District Court for the District of New Jersey alleging that we violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient; (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for ANDAs to be submitted to the FDA for approval to market generic versions of these products; and (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payers, is seeking injunctive relief and damages.

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

We filed our answers to the IUB and Providence complaints in January 2016. On June 14, 2017, a new complaint was filed by the same counsel representing the plaintiffs in the IUB case, making similar allegations and adding three new plaintiffs - International Union of Operating Engineers Stationary Engineers Local 39 Health and Welfare Trust Fund (Local 39), The Detectives’ Endowment Association, Inc. (DEA) and David Mitchell. Plaintiffs added allegations that our settlements of patent infringement lawsuits against certain generic manufacturers have had anticompetitive effects. Counsel identified the new complaint as related to the IUB and Providence cases and, on August 1, 2017, filed a Consolidated Amended complaint on behalf of IUB, Providence, Local 39, DEA, and Mitchell. On September 28, 2017, the same counsel filed another complaint, which it identified as related to the consolidated case, and which made similar allegations on behalf of an additional asserted class representative: New England Carpenters Health Benefits Fund (NEC). The NEC action has been consolidated with the original action involving IUB, Providence, DEA, Local 39, and Mitchell into a Master Action for all purposes.

On October 2, 2017, Plaintiffs filed a motion for certification of two damaged classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. On February 26, 2018, Celgene filed its opposition to Plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where Plaintiffs no longer seek to represent a class. Plaintiffs filed their opposition to Celgene’s motion for judgment on the pleadings on April 2, 2018, and Celgene filed its reply on April 13, 2018. Plaintiffs’ reply in support of their class certification motion is due May 29, 2018. The completion of fact discovery and expert discovery in these cases is scheduled for May 17, 2018 and October 29, 2018, respectively. No trial date has been set. We intend to vigorously defend against these claims.

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

JUNO SECURITIES CLASS ACTION: On July 13, 2016, two putative securities class action complaints (the Veljanoski Complaint and the Wan Complaint) were filed against Juno and its chief executive officer, Hans E. Bishop, in the United States District Court for the Western District of Washington. On September 7, 2016, an additional putative securities class action complaint (the Paradisco Complaint and, together with the Wan Complaint and the Veljanoski Complaint, the Complaints) was filed against Juno, Mr. Bishop, and its chief financial officer, Steve Harr, in the United States District Court for the Western District of Washington. The putative class in the Veljanoski and Wan Complaints is composed of all purchasers of Juno’s securities between June 4, 2016 and July 7, 2016, inclusive. The putative class in the Paradisco Complaint is composed of all purchasers of Juno’s securities between May 9, 2016 and July 7, 2016, inclusive. The Complaints generally allege material misrepresentations and omissions in public statements regarding patient deaths in the Juno’s Phase II clinical trial of JCAR015 as well as, violations by all named defendants of Sections 10(b) and 20(a) of the Exchange Act. On October 7, 2016, the Complaints were consolidated into a single action. On October 19, 2016, the Court appointed a lead plaintiff.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 12, 2016, the Court-appointed lead plaintiff and a named plaintiff filed a Consolidated Amended Complaint (Consolidated Complaint), which includes claims against Juno, Mr. Bishop, Dr. Harr, and the Company’s chief medical officer, Dr. Mark J. Gilbert (the Defendants). The putative class in the Consolidated Complaint is composed of all purchasers of Juno’s securities between June 4, 2016 and November 22, 2016, inclusive. The Consolidated Complaint includes allegations similar to those in the previous Complaints, as well as additional allegations regarding purported material misrepresentations and omissions in public statements after July 7, 2016 regarding the safety of JCAR015.

On February 2, 2017, Defendants filed a motion to dismiss the Consolidated Complaint. The motion to dismiss was fully briefed and on June 14, 2017, the Court issued an order denying Defendants’ motion to dismiss. Defendants filed their Answer to the Consolidated Complaint on July 21, 2017. On September 15, 2017, the lead plaintiff filed a motion for class certification which was granted on October 24, 2017. All discovery must be completed by March 18, 2019 and dispositive motions must be filed by April 16, 2019. A trial has been scheduled to commence on July 15, 2019. The parties attended a mediation on March 9, 2018, but no settlement was reached.

CELGENE SECURITIES CLASS ACTION: On March 29, 2018, the City of Warren General Employees’ Retirement System filed a putative class action against us and certain of our officers in the United States District Court for the District of New Jersey. The complaint alleges that defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) 2020 outlook and projected sales of Otezla, and (3) the New Drug Application for Ozanimod. By court order entered on April 16, 2018, we are not required to respond until a consolidated and/or amended complaint is filed by a court-appointed lead plaintiff. The appointment of lead plaintiff(s) will occur on or before June 27, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2017 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

Our commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, VIDAZA®, azacitidine for injection (generic version of VIDAZA®), THALOMID® (sold as THALOMID® or Thalidomide Celgene® outside of the U.S.) and IDHIFA®. In addition, we earn revenue from other product sales and licensing arrangements.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, solid tumors, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include multiple myeloma and lymphomas. Also, within hematological malignancies, POMALYST® is in several phase III and post-approval trials for relapsed/refractory multiple myeloma (RRMM). In solid tumors, ABRAXANE® is currently in various stages of investigation for pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and scalp psoriasis, and is continuing to be studied in ulcerative colitis (UC), psoriatic arthritis and plaque psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have completed a phase III trial for ozanimod in relapsing multiple sclerosis (RMS). We have a phase III trial in UC underway and a phase III program in Crohn's Disease (CD) that is initiating for ozanimod. In hematology, phase III trials are underway for CC-486 and luspatercept in myelodysplastic syndromes (MDS), for CC-486 in acute myeloid leukemia (AML) and for luspatercept in beta-thalassemia. In July 2017, Celgene Corporation entered into global strategic immuno-oncology collaboration with BeiGene, Ltd. (BeiGene) to advance a PD-1 Inhibitor (BGB-A317) program for solid tumor cancers. During the first quarter of 2018, our partner, BeiGene, initiated a phase III trial for BGB-A317 in hepatocellular carcinoma (HCC).

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2017 Annual Report on Form 10-K filed with the SEC. The following tables present significant developments in our pivotal and phase III clinical trials and regulatory approval requests that occurred during the three-month period ended March 31, 2018, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Pivotal and Phase III Trials:

Product Candidate	Trial	Disease Indication	Action
BGB-A317	BGB-A317-301	HCC	Initiated
ozanimod	TBD (1)	CD	Initiated

(1) As of the filing date of this Form 10-Q, a Trial name has not yet been assigned.

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
ozanimod	relapsing multiple sclerosis	U.S.	FDA	Refusal to file

Recent Transactions

Impact Biomedicines, Inc. (Impact): On February 12, 2018, we acquired all of the outstanding shares of Impact, a privately held biotechnology company which was developing fedratinib, a highly selective JAK2 kinase inhibitor, for myelofibrosis. The consideration included an initial payment of approximately $1.1 billion. In addition, the sellers of Impact are eligible to receive contingent consideration based upon regulatory approvals of up to $1.4 billion and contingent consideration of up to $4.5 billion based upon the achievement of sales in any four consecutive calendar quarters between $1.0 billion and $5.0 billion. The acquisition of Impact was concentrated in one single identifiable asset and thus, for accounting purposes, we have concluded that the acquired assets do not meet the accounting definition of a business. The initial payment was allocated primarily to fedratinib, resulting in a $1.1 billion research and development asset acquisition expense and the balance of approximately $7 million was allocated to the remaining net assets acquired.

Juno Therapeutics, Inc. (Juno): On March 6, 2018, we acquired all of the outstanding shares of Juno, resulting in Juno becoming our wholly-owned subsidiary. Juno is developing CAR (chimeric antigen receptor) T and TCR (T cell receptor) therapeutics with a broad, novel portfolio evaluating multiple targets and cancer indications. The acquisition added a novel scientific platform and scalable manufacturing capabilities including JCAR017 and JCARH125, both directed CAR T therapeutics currently in programs for relapsed and/or refractory diffuse large B-cell lymphoma and relapsed/refractory multiple myeloma, respectively. Total consideration for the acquisition was approximately $10.4 billion, consisting of $9.1 billion for common stock outstanding, $966 million for the fair value of our investment in Juno and $367 million for the portion of equity compensation attributable to the pre-combination service period. In addition, the fair value of the awards attributed to post-combination service period was $666 million, which will be recognized as compensation expense over the requisite service period in the post-combination financial statements of Celgene. We recognized $250 million of post combination share-based compensation during the first quarter of 2018.

Financial Update

In August 2017, the Financial Accounting Standards Board (FASB) issued "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12) which we adopted on August 31, 2017 with an initial application date of January 1, 2017. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, during the nine-month period ended September 30, 2017, the Company recorded pre-tax expense of $11 million for the three-month period ended March 31, 2017 as a result of applying the new guidance. As such, we have recast the financial statements for the quarterly period ended March 31, 2017 to reflect the adoption of ASU 2017-12 as follows:

	Three-Month Period Ended
	March 31, 2017
	As Reported	As Revised
Net product sales	$ 2,950	$ 2,952
Other income, net	26	13
Income tax provision	84	82
Net income	941	932
Diluted net income per common share	$ 1.16	$ 1.15

The following table summarizes net product sales, total revenue and earnings for the three-month periods ended March 31, 2018 and 2017 (dollar amounts in millions, except per share amounts):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2018	2017
Net product sales	$3,531	$2,952	$579	19.6%
Total revenue	3,538	2,962	576	19.4%
Net income	846	932	(86)	(9.2)%
Diluted earnings per share	$1.10	$1.15	$(0.05)	(4.3)%

Total net product sales for the three-month period ended March 31, 2018 increased by $579 million, or 19.6%, to approximately $3.5 billion compared to the three-month period ended March 31, 2017. The increase was comprised of net volume increases of $458 million, or 15.5%, and net price increases of $116 million, or 3.9%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®. The price impact was primarily attributable to price increases in the U.S., which were partially offset by price decreases in Europe and Japan. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity favorably impacted net product sales by $5 million, or 0.2%.

Total revenue increased by $576 million, or 19.4%, to approximately $3.5 billion for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, reflecting increases of $434 million, or 23.5%, in the United States and $142 million, or 12.7%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting net income and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 are as follows (dollar amounts in millions):

	Income Statement Classification	Three-Month Periods Ended March 31,		Increase (Decrease)
		2018	2017
Collaboration arrangements (see Note 14*)	Research and development	$247	$21	$226
Research and development asset acquisition expenses (see Note 3*)	Research and development	1,125	325	800
Adjustment of clinical trial and development activity wind-down costs (see Note 16*)	Selling, general and administrative	(60)	—	(60)
Juno acquisition costs (see Note 3*)	Acquisition related charges and restructuring, net	63	—	63
Fair value adjustments on equity investments (see Note 1*)	Other income, net	959	—	959
Share-based compensation expense (1)	Cost of goods sold, Research and development, and Selling, general and administrative	401	153	248

(1) Includes share-based compensation expense related to the post-combination service period of $133 million and $117 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively. See Notes 3 and 12 to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Three-Month Periods Ended March 31, 2018 and 2017

Net Product Sales and Other Revenues

Net product sales and other revenues for the three-month periods ended March 31, 2018 and 2017 were as follows (dollar amounts in millions):

REVLIMID®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
U.S.	$1,487	$1,234	$253	20.5%
International	747	650	97	14.9%
Worldwide	$2,234	$1,884	$350	18.6%

REVLIMID® net sales increased by $350 million, or 18.6%, to approximately $2.2 billion for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both price increases and an increase in unit sales from market penetration and treatment duration of patients using REVLIMID® in multiple myeloma. In addition, unit sales increased across all international regions, primarily in Europe and Japan, driven by increased duration of use and market share gains. International volume growth was partially offset by price decreases.

POMALYST®/IMNOVID®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
U.S.	$300	$216	$84	38.9%
International	153	148	5	3.4%
Worldwide	$453	$364	$89	24.5%

POMALYST®/IMNOVID® net sales increased by $89 million, or 24.5%, to approximately $453 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both price and unit sale increases. In addition, international unit sales increased, primarily due to sales growth in Europe. Increases in market share and treatment duration contributed to the increases in U.S. net sales. International net sales growth was primarily due to increased treatment duration. International volume growth was partially offset by net price decreases.

OTEZLA®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
U.S.	$276	$199	$77	38.7%
International	77	43	34	79.1%
Worldwide	$353	$242	$111	45.9%

OTEZLA® net sales increased by $111 million, or 45.9%, to $353 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, primarily due to increased sales in the U.S. market. Net sales in the U.S. were volume driven reflecting increased market share due to expanding patient access as a result of new managed care contracts executed in 2017. In addition, unit sales increased across all international regions, primarily in Europe and Japan. OTEZLA® was launched in Japan during 2017.

ABRAXANE®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
U.S.	$159	$142	$17	12.0%
International	103	94	9	9.6%
Worldwide	$262	$236	$26	11.0%

ABRAXANE® net sales increased by $26 million, or 11.0%, to $262 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, primarily due to increased sales in the U.S. market. Volume growth in the U.S. was partially offset by price decreases. International volume growth was partially offset by net price decreases.

OTHER PRODUCT SALES

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2018	2017
U.S.	$57	$50	$7	14.0%
International	172	176	(4)	(2.3)%
Worldwide	$229	$226	$3	1.3%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, and ISTODAX®, increased by $3 million primarily due to net sales from IDHIFA®, which launched in the third quarter of 2017, partially offset by decreases in net sales from THALOMID® and generic azacitidine for injection.

Other Revenue: Other revenue decreased by $3 million to $7 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. Beginning in 2018, we are no longer entitled to receive royalties from Novartis on sales of RITALIN® and FOCALIN XR®, which primarily contributed to the decrease in Other revenue.

Gross to Net Sales Accruals: We record gross to net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross to net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2017 Annual Report on Form 10-K.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2018 and 2017 were as follows (in millions):

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2017	$544	$270	$20	$15	$849
Allowances for sales during prior periods	(6)	(3)	—	—	(9)
Allowances for sales during 2018	297	370	56	2	725
Credits/deductions issued for sales during prior periods	(147)	(136)	(19)	(1)	(303)
Credits/deductions issued for sales during 2018	(29)	(185)	(38)	(1)	(253)
Balance as of March 31, 2018	$659	$316	$19	$15	$1,009

Balance as of December 31, 2016	$371	$190	$16	$18	$595
Allowances for sales during prior periods	8	(20)	—	(5)	(17)
Allowances for sales during 2017	210	246	42	2	500
Credits/deductions issued for sales during prior periods	(135)	(76)	(16)	(1)	(228)
Credits/deductions issued for sales during 2017	(7)	(141)	(25)	(1)	(174)
Balance as of March 31, 2017	$447	$199	$17	$13	$676

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2018 and 2017 are as follows:

Government rebate provisions increased by $73 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, due to a $41 million increase in international government rebates and a $32 million increase in the U.S. market. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $26 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $6 million due to an increase in expense related to Medicare Part D Coverage Gap.

Chargebacks and distributor service fees provisions increased by $141 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. Chargebacks increased by approximately $62 million and distributor service fees increased by approximately $79 million. The increase in chargebacks was primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates, including an $8 million increase related to the TRICARE program driven by higher sales volumes. The distributor service fee increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $55 million of the increase, as well as a $14 million increase in commercial copayment program expense and a $4 million increase in the distributor service fee expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $14 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $7 million related to REVLIMID® as well as increases related to OTEZLA® and POMALYST®.

Provisions for sales returns and allowances increased by $5 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 as the prior year period included a $5 million reduction in the ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of 2016 which were sold to end customers during the first quarter of 2017.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended March 31, 2018 and 2017 were as follows (dollar amounts in millions):

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
Cost of goods sold (excluding amortization of acquired intangible assets)	$135	$113	$22	19.5%
Percent of Net product sales	3.8%	3.8%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $22 million to $135 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. Despite the nominal increase, as a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) remained flat at 3.8% for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

Research and Development

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
Research and development	$2,203	$995	$1,208	121.4%
Percent of Total revenue	62.3%	33.6%

Research and development expenses increased by approximately $1.2 billion to approximately $2.2 billion for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. The increase was primarily due to $1.1 billion of research and development asset acquisition expense related to our purchase of Impact. Also contributing to the increase in Research and development expense were increases in expenses relating to collaboration agreements and an increase in share-based compensation expense of $134 million primarily related to the acquisition of Juno. See Note 3 and Note 14 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions and our collaboration arrangements, respectively. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing asset acquisitions and collaboration arrangements and associated obligations pursuant to such arrangements.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)	Percent Change
	2018	2017
Human pharmaceutical clinical programs	$468	$300	$168	56.0%
Other pharmaceutical programs	190	192	(2)	(1.0)%
Drug discovery and development	173	157	16	10.2%
Collaboration arrangements (See Note 14)	247	21	226	1,076.2%
Research and development asset acquisition expenses (See Note 3*)	1,125	325	800	246.2%
Total	$2,203	$995	$1,208	121.4%
* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
Selling, general and administrative	$864	$620	$244	39.4%
Percent of Total revenue	24.4%	20.9%

Selling, general and administrative expenses increased by $244 million to $864 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. The increase primarily related to an increase in share-based compensation expense of $112 million primarily related to the acquisition of Juno and an increase of $56 million in promotional activities and legal expenses. See Note 3 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
Amortization of acquired intangible assets	$87	$82	$5	6.1%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended March 31, 2018 and 2017 (in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)
Acquisitions	2018	2017
Abraxis	$38	$38	$—
Avila	—	2	(2)
Gloucester	23	23	—
Juno	7	—	7
Pharmion	1	1	—
Quanticel	18	18	—
Total amortization	$87	$82	$5

Acquisition Related Charges and Restructuring, net

	Three-Month Periods Ended March 31,		Decrease	Percent Change
	2018	2017
Acquisition related charges and restructuring, net	$31	$39	$(8)	(20.5)%

Acquisition related charges and restructuring, net was a charge of $31 million for the three-month period ended March 31, 2018, compared to a charge of $39 million for the three-month period ended March 31, 2017. The net charge in 2018 primarily relates to $63 million of acquisition costs associated with the acquisition of Juno, which were partially offset by a benefit related to the decrease in the fair value of our liability related to publicly traded Contingent Value Rights (CVRs) of $29 million that were issued as part of the acquisition of Abraxis. The net charge in 2017 related to an increase in the fair value of our contingent liabilities primarily due to the accretion of the liability associated with the acquisition of Nogra. See Notes 3 and 6 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno and contingent consideration liabilities, respectively.

Other Income and Expenses

Interest and Investment Income, net: Interest and investment income, net decreased by $2 million to $13 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

	Three-Month Periods Ended March 31,		Decrease	Percent Change
	2018	2017
Interest and investment income, net	13	15	(2)	(13.3)%

Interest (Expense): Interest (expense) increased by $39 million to $166 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017 primarily due to the interest expense associated with the issuance of $3.5 billion of senior notes during the second half of 2017 as well as the issuance of $4.5 billion of senior notes during February of 2018. See Note 11 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt issuances.

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2018	2017
Interest (expense)	(166)	(127)	(39)	30.7%

Other Income, Net: Other income, net and fluctuations in the components of Other income, net is summarized below for the three-month periods ended March 31, 2018 and 2017 (in millions):

	Three-Month Periods Ended March 31,		Increase (Decrease)
	2018	2017
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$7	$1	$6
Fair value adjustments of forward point amounts (See Note 7*)	—	7	(7)
Fair value adjustments on equity investments (see Note 1*)	959	—	959
Other	(1)	5	(6)
Total Other income, net	$965	$13	$952
* References to Notes in this table are to the Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The income tax provision increased by $102 million to $184 million for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017, primarily as a result of an increase in the effective tax rate. The effective tax rate for the three-month period ended March 31, 2018 was 17.9%, an increase of 9.8 percentage points from our effective tax rate of 8.1% for the three-month period ended March 31, 2017. The increase in our effective tax rate was primarily due to a decrease in excess tax benefits from employee stock compensation deductions, for which our effective tax rate was increased by 6.2 percentage points. Our effective tax rate was also increased by our estimate of U.S. tax on forecasted Global Intangible Low-Taxed Income (subject to taxation at an effective statutory tax rate of 10.5%), non-deductible research expenses incurred in our acquisition of Impact, and a decrease in tax benefits of lower statutory tax rates on pre-tax income earned outside the U.S., all of which were partially offset by a reduction in the U.S. statutory tax rate from 35% to 21%, which was enacted on December 22, 2017 as part of the U.S. tax reform legislation (2017 Tax Act).

Our effective tax rate in 2018 is a function of the distribution of our pre-tax income earned inside and outside of the U.S. Our pre-tax income earned in the U.S. is taxed at a U.S. statutory tax rate of 21%. Our pre-tax income earned outside the U.S. is taxed both in the U.S. at an effective federal statutory tax rate of 10.5% and in the foreign jurisdictions where we have operations at lower effective tax rates. Our global pre-tax income is also subject to taxation in most U.S. states. Our future effective tax rate can be materially impacted by shifts in the distribution of our pre-tax income among the jurisdictions where we operate, the amount of research tax credits, the amount of foreign tax credits, the timing and amount of tax benefits from employee stock compensation, payments to collaboration partners, acquisitions, divestitures, changes in tax laws, audit settlements and many other factors which are difficult to forecast.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of (in millions):

	March 31, 2018	December 31, 2017	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$2,819	$7,013	$(4,194)
Debt securities available-for-sale	68	3,219	(3,151)
Equity investments with readily determinable fair values	1,853	1,810	43
Total financial assets	$4,740	$12,042	$(7,302)
Debt:
Short-term borrowings and current portion of long-term debt	$—	$—	$—
Long-term debt, net of discount	20,271	15,838	4,433
Total debt	$20,271	$15,838	$4,433

Working capital (1)	$4,826	$11,980	$(7,154)

(1)
Includes Cash and cash equivalents, Debt securities available-for-sale, Equity investments with readily determinable fair values, Accounts receivable, net of allowances, Inventory and Other current assets, less Short-term borrowings and current portion of long-term debt, Accounts payable, Accrued expenses and other current liabilities, and the current portion of Income taxes payable.

We rely primarily on positive cash flows from operating activities, proceeds from sale of debt securities available-for-sale and borrowings in the form of long-term notes payable and short-term commercial paper to provide for our liquidity requirements. We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances, debt securities available-for-sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and our plans to purchase our stock and pursue strategic business initiatives for the foreseeable future.

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2018, we held approximately $2.8 billion of these short-term funds in foreign tax jurisdictions. As a result of the 2017 Tax Act, we expect to have access to this cash with minimal to no additional U.S. tax impact. Therefore, we no longer consider these funds permanently reinvested offshore. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities, restrictions on distributions out of foreign tax jurisdictions and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Under the 2017 Tax Act, a company’s post-1986 previously untaxed foreign Earnings and Profits (E&P) was mandatorily deemed to be repatriated and taxed, which is also referred to as the toll charge. We have elected to pay the toll charge in installments over eight years, or through 2025.

Share Repurchase Program: In February 2018, our Board of Directors approved an increase of $5.0 billion to our authorized share repurchase program, bringing the total amount authorized since April 2009 to an aggregate of up to $25.5 billion for our common stock repurchase program of which we have approximately $3.1 billion remaining for future share repurchases as of March 31, 2018. During the three-month period ended March 31, 2018, we used $2.7 billion of cash for purchases of our common stock measured on a settlement date basis, respectively.

Components of Working Capital

Cash, Cash Equivalents, Debt Securities Available-for-Sale, and Equity Investments with Readily Determinable Fair Values: From time to time, we invest our excess cash primarily in money market funds, repurchase agreements, time deposits, commercial paper, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities and ultra-short income fund investments. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as debt securities available-for-sale. See Note 8 to the Unaudited Consolidated Financial Statements included elsewhere in this report. The $7.3 billion decrease in cash, cash equivalents, debt securities available-for-sale, and equity investments with readily determinable fair values as of March 31, 2018 compared to December 31, 2017 was primarily due to $8.6 billion of payments for the acquisition of Juno, net of cash acquired, $1.1 billion for the acquisition of Impact and $2.7 billion of payments under our share repurchase program, partially offset by approximately $4.5 billion in proceeds from the February 2018 issuance of senior notes.

Accounts Receivable, Net:  Accounts receivable, net increased by $70 million to approximately $2.0 billion as of March 31, 2018 compared to December 31, 2017. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt situation in certain European countries and associated impacts on the financial markets and our business. Our current business model in these markets is typically to sell our hematology/oncology products directly to principally government owned or controlled hospitals, which in turn directly deliver critical care to patients. Many of our products are used to treat life-threatening diseases and we believe this business model enables timely delivery and adequate supply of products. Many of the outstanding receivable balances are related to government-funded hospitals and we believe the receivable balances are ultimately collectible. Similarly, we believe that future sales to these customers will continue to be collectible.

Inventory:  Inventory balances decreased by $5 million to $536 million as of March 31, 2018 compared to December 31, 2017.

Other Current Assets:  Other current assets increased by $217 million to $605 million as of March 31, 2018 compared to December 31, 2017 primarily due to increases of $159 million in prepaid taxes, $28 million earned but unbilled revenue associated with contract assets (See Note 2 to the Unaudited Consolidated Financial Statements contained elsewhere in this report) and $30 million of net other increases.

Commercial Paper:  We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. As of March 31, 2018, we had available capacity to issue up to $2.0 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. During the second quarter of 2018, we amended our Credit Facility to extend the expiration date to April 25, 2023. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. As of March 31, 2018, there was no outstanding borrowing against the Credit Facility.

The Credit Facility and the Revolving Credit Agreement contain affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2018.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $164 million to approximately $3.0 billion as of March 31, 2018 compared to December 31, 2017. The increase was primarily due to increases of $161 million for sales adjustment accruals, $95 million for legal accruals, $68 million for accounts payable and other accruals, $31 million in the fair value of derivative instruments, $24 million for contingent consideration accruals, which includes the net change in fair value (see Note 6 to the Unaudited Consolidated Financial Statements contained elsewhere in this report) as well as transfers from long-term liabilities, $22 million for clinical trials and research and development expense accruals. These increases were partially offset by a decrease of $134 million for compensation related accruals, a decrease of $60 million associated with the adjustment of clinical trial and development activity wind-down costs associated with the discontinuance of GED-0301 clinical trials in Crohn's disease, and a decrease of $43 million related to collaboration agreement accruals.

Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $6 million to approximately $2.6 billion as of March 31, 2018 compared to December 31, 2017.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2018 and 2017 were as follows (in millions):

	Three-Month Periods Ended March 31,
	2018	2017	Change
Net cash (used in) provided by operating activities	$(325)	$853	$(1,178)
Net cash (used in) investing activities	(5,658)	(1,660)	(3,998)
Net cash provided by (used in) financing activities	1,756	(109)	1,865

Operating Activities:  Net cash used in operating activities was $325 million for the three-month period ended March 31, 2018 compared to net cash provided by operating activities of $853 million for the three-month period ended March 31, 2017. The $1.2 billion decrease in net cash provided by operating activities was primarily attributable to the $1.1 billion initial payment made in 2018 for the acquisition of Impact. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Impact acquisition.

Investing Activities: Net cash used in investing activities increased by approximately $4.0 billion to approximately $5.7 billion for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. The increase in net cash used in investing activities was primarily due to approximately $8.6 billion of payments for the acquisition of Juno partially offset by approximately $3.1 billion of net sales of debt securities available-for-sale in 2018 compared to approximately $1.5 billion of net purchases of debt securities available-for-sale in 2017. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Juno acquisition.

Financing Activities: Net cash provided by financing activities was approximately $1.8 billion for the three-month period ended March 31, 2018 compared to net cash used in financing activities of $109 million for the three-month period ended March 31, 2017. The approximate $1.9 billion increase in net cash provided by financing activities was primarily attributable to proceeds from the February 2018 debt issuance which provided approximately $4.5 billion. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details. Net cash provided by financing activities decreased due to approximately $2.7 billion of payments under our share repurchase program during 2018 compared to $293 million of payments under our share repurchase program during 2017.

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2017 aside from those disclosed in Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report except as follows:

Collaboration Arrangements and Acquired Research and Development Assets: In addition to the research and development collaboration agreements with third parties and acquired research and development assets from third parties with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets disclosed in our 2017 Annual Report on Form 10-K, the acquisition of Juno added additional research and development collaboration agreements with third parties and acquired research and development assets from third parties with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these additional efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development, regulatory approval and sales-based milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets as of March 31, 2018 contained in this Quarterly Report on Form 10-Q. Potential milestone payments (not including potential royalty payments) under these acquired arrangements from Juno total approximately $2.5 billion.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. See Note 1 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for new accounting standards adopted during the first quarter of 2018.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of March 31, 2018, our market risk sensitive instruments consisted of debt securities available-for-sale and equity investments with readily determinable fair values, our long-term debt and certain derivative contracts (See Notes 8, 11 and 7 of Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details, respectively).

Debt Securities Available-for-Sale: As of March 31, 2018, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as debt securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$68	$—	$—	$68
Fair value	68	—	—	68
Weighted average interest rate	1.9%	—%	—%	1.9%

Equity Investments with Readily Determinable Fair Values

Our equity investments with readily determinable fair values are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration arrangements. Realized and unrealized gains and losses related to such securities are included in Other income, net on the Consolidated Statements of Income.

Debt Obligations

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings or current portion of long-term debt as of March 31, 2018 or December 31, 2017.

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after March 31, 2018 have an aggregate principal amount of $20.350 billion with varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of March 31, 2018 are summarized below (in millions):

	Principal Amount	Carrying Value
2.250% senior notes due 2019	$500	$504
2.875% senior notes due 2020	1,500	1,495
3.950% senior notes due 2020	500	512
2.250% senior notes due 2021	500	497
2.875% senior notes due 2021	500	498
3.250% senior notes due 2022	1,000	1,041
3.550% senior notes due 2022	1,000	995
2.750% senior notes due 2023	750	746
3.250% senior notes due 2023	1,000	993
4.000% senior notes due 2023	700	735
3.625% senior notes due 2024	1,000	1,001
3.875% senior notes due 2025	2,500	2,474
3.450% senior notes due 2027	1,000	981
3.900% senior notes due 2028	1,500	1,487
5.700% senior notes due 2040	250	247
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	987
5.000% senior notes due 2045	2,000	1,975
4.350% senior notes due 2047	1,250	1,234
4.550% senior notes due 2048	1,500	1,476
Total long-term debt	$20,350	$20,271

As of March 31, 2018, the fair value of our senior notes outstanding was $20.2 billion.

MARKET RISK MANAGEMENT
During the third quarter of 2017, we adopted ASU 2017-12 on a modified retrospective basis. We recorded pre-tax expense of $11 million for the three-month period ended March 31, 2017 as a result of applying the new guidance during the nine-month period ended September 30, 2017. As such, certain disclosures for the three-month period ended March 31, 2017 below have been recast to conform to the disclosure requirements related to the adoption of ASU 2017-12. See Note 1 of Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the adoption of ASU 2017-12.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of March 31, 2018 and December 31, 2017 had settlement dates within 33 months and 20 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other comprehensive income (OCI) and reclassified to the Consolidated Statement of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of March 31, 2018 and December 31, 2017:

	Notional Amount
Foreign Currency	March 31, 2018	December 31, 2017
Australian Dollar	$63	$61
British Pound	116	97
Canadian Dollar	216	227
Euro	1,023	954
Japanese Yen	411	356
Total	$1,829	$1,695

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2018, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of March 31, 2018 and December 31, 2017 were $508 million and $885 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2018 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $235 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of March 31, 2018 and December 31, 2017 had settlement dates within 33 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.
Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of March 31, 2018 and December 31, 2017:

	Notional Amount (1)
	March 31, 2018	December 31, 2017
Foreign currency option contracts designated as hedging activity:
Purchased Put	$3,176	$3,319
Written Call	3,585	3,739
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional value of $129 million and $258 million as of March 31, 2018 and December 31, 2017, respectively, and settlement dates within 9 months and 12 months, respectively.

Assuming that the March 31, 2018 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $215 million if the U.S. Dollar were to strengthen and decrease by approximately $279 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

Interest Rate Risk Management

Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of March 31, 2018 and December 31, 2017, we did not have any outstanding forward starting swaps or treasury rate locks.

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of March 31, 2018 and December 31, 2017:

	Notional Amount
	March 31, 2018	December 31, 2017
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200
3.450% senior notes due 2027	550	250
3.900% senior notes due 2028	200	—
Total	$950	$450

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2018 and 2017, and also terminated the hedging relationship by settling certain of those swap contracts during 2018 and 2017. In 2018, we settled $50 million notional amount of certain swap contracts. There were no cash proceeds or payments as a result of settling such swap contracts. During 2017, we terminated the hedging relationship on certain outstanding swap contracts amounting to $200 million notional amount by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $3 million during the year ended December 31, 2017, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of March 31, 2018 would have reduced the aggregate fair value of our net payable by approximately $1.5 billion. A one percentage point decrease as of March 31, 2018 would have increased the aggregate fair value of our net payable by approximately $1.7 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HRSA also issued proposed regulations to implement an administrative dispute resolution (ADR) process for certain disputes arising under the 340B program, including (1) claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers; and (2) claims by manufacturers, after a manufacturer has conducted an audit, that a covered entity has violated the prohibition on diversion of covered outpatient drugs to ineligible patients or duplicate discounts. The exact timing and content of final action on these matters is uncertain at this time. Depending on their final form, these actions could affect our obligations under the 340B program in ways that may have an adverse impact on our business. Additionally, in early 2016, HRSA finalized a regulation regarding the 340B pricing methodology and providing guidelines for when civil monetary penalties may be issued for “knowing and intentional” manufacturer overcharges of 340B covered entities. HRSA has delayed the effective date of this regulation to July 1, 2019.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties (through, for example, litigation or post grant review in the United States Patent and Trademark Office (USPTO) or European Patent Office (EPO)), a court or patent authority ruling on such challenge will ultimately determine, after all opportunities for appeal have been exhausted, that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents and settlement of certain of these challenges, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained in this Report.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected by certain provisions of the America Invents Act (“AIA”) enacted in 2011. For example, under the AIA, members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant proceeding, such as a Post Grant Review (PGR) or Inter Partes Review (IPR). Once a post grant proceeding is instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. For more information with respect to IPRs, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained in this Report. A similar procedure (known as a patent opposition) has existed in Europe for many years and we have defended our European patents in certain of those proceedings. We cannot predict whether any other Celgene patents will ever become the subject of a post grant proceeding or patent opposition. If a significant product patent is successfully challenged in a post grant proceeding or patent opposition, it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales of that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights and settlements of certain challenges, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained in this Report.

Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch by a manufacturer of a generic version of one of our products, we can quickly lose a significant portion of our sales of that product. In addition, as additional competitors enter the market, our patented products may face increased competition or pricing pressure.

Orphan exclusivity and regulatory data protection for REVLIMID®’s multiple myeloma indication in Europe expired in June 2017. The regulatory marketing protection for REVLIMID® in Europe expires in June 2018. Notwithstanding that our intellectual property rights for REVLIMID® in Europe are due to remain in force through at least 2022, we expect that some generic drug companies may attempt to market a generic version of REVLIMID® in various countries in Europe before this time. We have recently been made aware of a generic drug manufacturer receiving regulatory clearance for a generic version of REVLIMID® in some European countries. While we intend to enforce our intellectual property rights to the fullest extent possible, it may be possible for generic drug companies either to challenge successfully our rights in advance of launch or to otherwise gain entry into the market following the expiration of regulatory marketing protection for REVLIMID®.

Certain novel approaches to the treatment of diseases, such as chimeric antigen receptor (CAR) T cell therapy, may present significant challenges and risks for us.

The development of novel approaches for the treatment of diseases, such as our recent acquisition of Juno’s CAR T cell immunotherapy and related technologies, presents many new challenges and risks due to the unique nature of genetic modification of patient cells ex vivo using certain viruses to reengineer these cells to ultimately treat diseases. The use of reengineered cells as a potential cancer treatment is a recent development and may not be broadly accepted by the regulatory, patient or medical communities. Further, we may not be able to satisfactorily establish the safety and efficacy or the reliability of these therapies. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, only a few products that involve the genetic modification of patient cells have been approved for commercial sale. Moreover, public perception of therapy safety issues may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians and payors to subscribe to these novel treatment approaches. If we fail to overcome these and other challenges, or if significant adverse events are reported from similar therapies, our development of these novel treatment approaches may be hampered or delayed, which could adversely affect our future anticipated revenues and/or profitability related to this therapeutic program.

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

Sales of our products are dependent, in large part, on third-party payers. As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. For information about receivable balances relating to government-owned or -controlled hospitals in European countries, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained in this Report.

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

We have limited experience manufacturing CAR T cell immunotherapies, and our processes may be more difficult or more expensive than the approaches taken by our current and future competitors. We cannot be sure that the manufacturing processes employed by us will result in CAR T cell immunotherapies that will be safe and effective. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material moves through the manufacturing process, and failure to maintain such chain of identity and custody could result in adverse patient outcomes, loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to this therapeutic program.

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

We may face significant challenges in effectively integrating entities and businesses that we acquire, including the acquisitions of Impact BioMedicines, Inc. and Juno Therapeutics, Inc., and we may not realize the benefits anticipated from such acquisitions. Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of acquired businesses involves a number of risks, including:

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

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur. For more information regarding settlement of certain legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained in this Report.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the False Claims Act, the Foreign Corrupt Practices Act and other federal and state statutes, including those discussed elsewhere in this report, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers, third-party payers, stockholders and others. There can be no assurance that existing or future proceedings will not result in significant expense, civil payments, fines or other adverse consequences. For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 16 of Notes to Unaudited Consolidated Financial Statements contained in this Report.

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

We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. See ‘Liquidity and Capital Resources’ within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 13 of Unaudited Notes to the Consolidated Financial Statements contained in this Report. For additional details related to the 2017 Tax Act, see Note 16 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Currency fluctuations and changes in exchange rates could adversely affect our revenue growth, increase our costs and cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We utilize foreign currency forward contracts, a combination of foreign currency put and call options, and occasionally purchased put options, all of which are derivative instruments, to manage foreign currency risk. We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings and reduce exposures to foreign currency fluctuations of certain balance sheet items denominated in foreign currencies. The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations. See Note 5 of Notes to Unaudited Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk contained elsewhere in this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through March 2018, our Board of Directors approved purchases of up to $25.5 billion of our common stock, including an increase of $5.0 billion approved by our Board of Directors in February 2018. Approved amounts exclude share purchase transaction fees.

The following table presents the number of shares purchased during the three-month period ended March 31, 2018, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	7,356,519	$104.27	7,356,519	$5,055,422,858
February 1 - February 28	6,164,071	$93.64	6,164,071	$4,478,221,186
March 1 - March 31	15,510,978	$88.97	15,510,978	$3,098,181,352
Total	29,031,568	$93.84	29,031,568

During the three-month period ended March 31, 2018, we purchased approximately 29.0 million shares of common stock under the share repurchase program from all sources at a cost of approximately $2.7 billion, excluding commissions. As of March 31, 2018, we had a remaining purchase authorization of approximately $3.1 billion.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated as of April 25, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2018).

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	May 4, 2018	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)