Form 10-Q
period 2018-06-30
CELGENE CORP /DE/
filed 2018-07-26
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 23, 2018, 703,363,010 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Revenue:
Net product sales	$3,808	$3,259	$7,339	$6,211
Other revenue	6	12	13	22
Total revenue	3,814	3,271	7,352	6,233
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	126	111	261	224
Research and development	1,251	835	3,454	1,830
Selling, general and administrative	790	939	1,654	1,559
Amortization of acquired intangible assets	127	88	214	170
Acquisition related charges (income) and restructuring, net	34	(13)	65	26
Total costs and expenses	2,328	1,960	5,648	3,809
Operating income	1,486	1,311	1,704	2,424
Other income and (expense):
Interest and investment income, net	9	24	22	39
Interest (expense)	(192)	(126)	(358)	(253)
Other income (expense), net	4	(31)	969	(18)
Income before income taxes	1,307	1,178	2,337	2,192
Income tax provision	262	77	446	159
Net income	$1,045	$1,101	$1,891	$2,033
Net income per common share:
Basic	$1.46	$1.41	$2.58	$2.61
Diluted	$1.43	$1.36	$2.52	$2.51
Weighted average shares:
Basic	716.1	780.4	732.1	779.7
Diluted	732.6	811.7	750.6	811.5

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Net income	$1,045	$1,101	$1,891	$2,033
Other comprehensive income (loss):
Foreign currency translation adjustments	(28)	31	(12)	41

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	226	(198)	127	(266)
Tax benefit	—	7	1	7
Unrealized holding gains (losses), net of tax	226	(191)	128	(259)

Reclassification adjustment for losses (gains) included in net income	13	(79)	40	(163)
Tax (benefit)	(1)	(1)	(1)	(2)
Reclassification adjustment for losses (gains) included in net income, net of tax	12	(80)	39	(165)

Excluded component related to cash flow hedges:
Amortization of excluded component (gains)	(7)	(3)	(15)	(5)
Reclassification of realized excluded component losses to net income	6	—	17	—
Net reclassification adjustment included in net income	(1)	(3)	2	(5)

Net unrealized gains (losses) on available-for-sale debt / marketable securities (see Note 1):
Unrealized holding gains (losses)	—	2	(9)	229
Tax (expense) benefit	—	(1)	2	(81)
Unrealized holding gains (losses), net of tax	—	1	(7)	148

Reclassification adjustment for losses included in net income	—	34	18	34
Tax (benefit)	—	(13)	(4)	(13)
Reclassification adjustment for losses included in net income, net of tax	—	21	14	21
Total other comprehensive income (loss)	209	(221)	164	(219)
Comprehensive income	$1,254	$880	$2,055	$1,814

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,503	$7,013
Debt securities available-for-sale	79	3,219
Equity investments with readily determinable fair values	1,828	1,810
Accounts receivable, net of allowances of $37 and $36 as of June 30, 2018 and December 31, 2017, respectively	2,064	1,921
Inventory	555	541
Other current assets	824	388
Total current assets	6,853	14,892
Property, plant and equipment, net	1,292	1,070
Intangible assets, net	16,470	8,436
Goodwill	8,004	4,866
Other non-current assets	825	877
Total assets	$33,444	$30,141
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,497	$—
Accounts payable	294	305
Accrued expenses and other current liabilities	2,615	2,523
Income taxes payable	32	84
Current portion of deferred revenue	64	75
Total current liabilities	4,502	2,987
Deferred revenue, net of current portion	63	34
Income taxes payable	2,368	2,490
Deferred income tax liabilities	2,771	1,327
Other non-current liabilities	556	544
Long-term debt, net of discount	19,754	15,838
Total liabilities	30,014	23,220
Commitments and Contingencies (See Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 977.5 million and 971.7 million shares as of June 30, 2018 and December 31, 2017, respectively	10	10
Common stock in treasury, at cost; 274.9 million and 212.4 million shares as of June 30, 2018 and December 31, 2017, respectively	(25,700)	(20,243)
Additional paid-in capital	13,835	13,806
Retained earnings	15,404	13,061
Accumulated other comprehensive (loss) income	(119)	287
Total stockholders’ equity	3,430	6,921
Total liabilities and stockholders’ equity	$33,444	$30,141

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,891	$2,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79	66
Amortization	217	174
Impairment charges	27	50
Deferred income taxes	(43)	(186)
Change in value of contingent consideration and success payments	(23)	26
Net loss on sales of debt securities available-for-sale	18	—
Net (gain) on equity investments with and without a readily determinable fair value	(954)	(15)
Share-based compensation expense	492	323
Share-based employee benefit plan expense	20	22
Derivative instruments	8	60
Other, net	(10)	(46)
Change in current assets and liabilities, excluding the effect of acquisitions and disposals:
Accounts receivable	(157)	(75)
Inventory	(14)	(32)
Other operating assets	(323)	(184)
Accounts payable and other operating liabilities	(144)	219
Income tax payable	(178)	33
Payment of contingent consideration	(22)	—
Deferred revenue	20	1
Net cash provided by operating activities	904	2,469
Cash flows from investing activities:
Proceeds from sales of debt securities available-for-sale	3,240	2,057
Purchases of debt securities available-for-sale	(110)	(3,411)
Capital expenditures	(168)	(132)
Proceeds from sales of equity investment securities	55	27
Purchases of equity investment securities	(155)	(156)
Payments for acquisition of business, net of cash acquired	(8,648)	—
Net cash (used in) investing activities	(5,786)	(1,615)
Cash flows from financing activities:
Payment for treasury shares	(6,096)	(811)
Proceeds from short-term borrowing	4,929	—
Principal repayments on short-term borrowing	(3,934)	—
Proceeds from issuance of long-term debt	4,452	—
Payment of contingent consideration	(40)	—
Net proceeds from share-based compensation arrangements	46	387
Net cash (used in) financing activities	(643)	(424)
Effect of currency rate changes on cash and cash equivalents	15	60
Net (decrease) increase in cash and cash equivalents	(5,510)	490
Cash and cash equivalents at beginning of period	7,013	6,170
Cash and cash equivalents at end of period	$1,503	$6,660

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2018	2017
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on debt securities available-for-sale/marketable securities available-for-sale	$9	$(229)
Supplemental disclosure of cash flow information:
Interest paid	300	262
Income taxes paid	786	333

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

	December 31, 2017
	As Reported	As Revised
Marketable securities available-for-sale	$5,029	N/A
Debt securities available-for-sale	N/A	$3,219
Equity investments with readily determinable fair values	N/A	1,810

In addition, as a result of adopting ASU 2016-01, we have also recast certain activity within our previously reported Consolidated Statement of Cash Flows for the six-month period ended June 30, 2017 to conform to the current year presentation as shown in the table below. There were no changes to Net cash provided by operating activities, Net cash (used in) investing activities and Net cash (used in) financing activities as a result of this reclassification.

	Six-Month Period Ended
	June 30, 2017
	As Reported	As Revised
Purchases of marketable securities available-for-sale	$(3,482)	N/A
Purchases of investment securities	(85)	N/A
Purchases of debt securities available-for-sale	N/A	$(3,411)
Purchases of equity investment securities	N/A	(156)
Proceeds from sales of marketable securities available-for-sale	2,070	N/A
Proceeds from sales of investment securities	14	N/A
Proceeds from sales of debt securities available-for-sale	N/A	2,057
Proceeds from sales of equity investment securities	N/A	27

In addition, in August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which we adopted on August 31, 2017, with an initial application date as of January 1, 2017. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report on Form 10-K), during the nine-month period ended September 30, 2017, the Company recorded pre-tax income of $48 million and $37 million for the three- and six-month periods ended June 30, 2017, respectively, as a result of applying the new guidance. As such, we have recast the financial statements for the three- and six-month periods ended June 30, 2017 to reflect the adoption of ASU 2017-12 as follows:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017		June 30, 2017
	As Reported	As Revised	As Reported	As Revised
Net product sales	$3,256	$3,259	$6,206	$6,211
Other (expense) income, net	(76)	(31)	(50)	(18)
Income tax provision	69	77	153	159
Net income	1,061	1,101	2,002	2,033
Diluted net income per common share	$1.31	$1.36	$2.47	$2.51
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

In accordance with the transition provisions of ASU 2014-09, we recorded a cumulative effect adjustment of $4 million to increase Retained earnings (net of a $1 million tax effect). In limited instances, the new standard permits us to recognize revenue earlier than under the previous revenue recognition guidance. Historically, we deferred certain revenue where the transaction price pursuant to the underlying customer arrangement was not fixed or determinable. Under the new standard, such customer arrangements are accounted for as variable consideration, which results in revenue being recognized earlier provided we can reliably estimate the ultimate price expected to be realized from the customer. In addition, ASU 2014-09 requires companies who elect to adopt the standard using the modified retrospective transition method to disclose within the footnotes the effects of applying the provisions of the previous standards to current year financial statements. Revenue and net income for the three- and six-month periods ended June 30, 2018, do not differ materially from amounts that would have resulted from application of the previous standards.

In January 2016 and February 2018, the FASB issued ASU 2016-01 and Accounting Standards Update No. 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU-2018-03), respectively. ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. We have elected to measure all of our equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment or at net asset value (NAV), as a practical expedient, if available. Changes in measurement of equity investments without readily determinable fair values will be recognized in net income. The guidance related to equity investments without readily determinable fair values, in which the practical expedient has not been elected, will be applied prospectively to equity investments that exist as of the date of adoption. For equity investments without a readily determinable fair value in which the NAV per share practical expedient is elected, ASU 2018-03 clarified that the transition should not be performed prospectively, but rather as a cumulative effect adjustment to opening retained earnings as of the beginning of the fiscal year of adoption. Equity investments without readily determinable fair values are recorded within Other non-current assets on the Consolidated Balance Sheets. We have not elected the fair value option for financial liabilities with instrument-specific credit risk. Companies must assess valuation allowances for deferred tax assets related to available-for-sale debt securities in combination with their other deferred tax assets. ASU 2016-01 was effective for us on January 1, 2018 which required a cumulative effect adjustment to opening retained earnings to be recorded for equity investments with readily determinable fair values and equity investments without readily determinable fair values in which the NAV per share practical expedient was elected. As of the adoption date, we held publicly traded equity investments with a fair value of approximately $1.8 billion in a net unrealized gain position of $875 million, and having an associated deferred tax liability of $188 million. We recorded a cumulative effect adjustment of $687 million to decrease Accumulated other comprehensive income (AOCI) with a corresponding

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

increase to Retained earnings for the amount of unrealized gains or losses, net of tax as of the beginning of fiscal year 2018. In addition, we held an equity investment without a readily determinable fair value in which we elected the NAV per share practical expedient. As such, on January 1, 2018, we recorded an additional cumulative effect adjustment of $59 million to increase Equity investments without readily determinable fair values as the NAV was in excess of our cost basis as of the adoption date with a corresponding increase to Retained earnings of $44 million, net of the tax effect of $15 million. As a result of the implementation of ASU 2016-01, effective on January 1, 2018 unrealized gains and losses in equity investments with readily determinable fair values and equity investments without readily determinable fair values for which observable price changes for identical or similar (e.g. dividend rights, voting rights, etc.) investments occur are recorded on the Consolidated Statement of Income within Other income (expense), net. We recorded a net loss of $6 million and net gain of $953 million in Other income (expense), net for the three- and six-month periods ended June 30, 2018, respectively, as a result of adopting this standard. The implementation of ASU 2016-01 is expected to increase volatility in our net income as the volatility previously recorded in Other comprehensive income (OCI) related to changes in the fair market value of available-for-sale equity investments will now be reflected in net income effective with the adoption date.

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

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying our performance obligations, we consider all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. Generally, our contracts with customers require us to transfer an individual distinct product, which would represent a single performance obligation. In limited situations, our contracts with customers will require us to transfer two or more distinct products, which would represent multiple performance obligations for each distinct product. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. In determining our standalone selling prices for our products, we utilize observable prices for our goods sold separately in similar circumstances and to customers in the same geographical region or market. Our performance obligations with respect to our product sales are satisfied at a point in time, which transfer control upon delivery of product to our customers. We consider control to have transferred upon delivery because the customer has legal title to the asset, we have transferred physical possession of the asset, the customer has significant risks and rewards of ownership of the asset, and in most instances we have a present right to payment at that time. The aggregate dollar value of unfulfilled orders as of June 30, 2018 was not material.

Distribution

REVLIMID®, POMALYST® and THALOMID® are distributed in the United States primarily through contracted pharmacies under the REVLIMID Risk Evaluation and Mitigation Strategy (REMS), POMALYST REMS® and THALOMID REMS® programs, respectively. These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®, POMALYST® and THALOMID®. Internationally, REVLIMID®, THALOMID®/Thalidomide Celgene® and IMNOVID® are distributed under mandatory risk-management distribution programs tailored to meet local authorities’ specifications to provide for the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. OTEZLA®, ABRAXANE®, ISTODAX®, IDHIFA® and VIDAZA® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST®/IMNOVID® and THALOMID®/Thalidomide Celgene®.

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

Contract Balances

When the timing of our delivery of product is different from the timing of payments made by the customers, we recognize either a contract asset (performance precedes the contractual due date) or a contract liability (customer payment precedes performance). There were no significant changes in our contract asset or liability balances during the three- or six-month periods ended June 30, 2018 other than from transactions in the ordinary course of operating activities as described above.

Contract Assets

In limited situations, certain customer contractual payment terms require us to bill in arrears; thus, we satisfy some or all of our performance obligations before we are contractually entitled to bill the customer. In these situations, billing occurs subsequent to revenue recognition, which results in a contract asset. We reflect these contract assets as Other current assets on the Consolidated Balance Sheet. For example, certain of our contractual arrangements do not permit us to bill until the product is sold through to the end-customer. As of June 30, 2018, such contract assets were $25 million. For the three- and six-month periods ended June 30, 2018, we recognized revenue included in such contract assets of $5 million and $28 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Liabilities

In other limited situations, certain customer contractual payment terms allow us to bill in advance; thus, we receive customer cash payment before satisfying some or all of its performance obligations. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. We reflect these contract liabilities as Deferred revenue on our Consolidated Balance Sheet. For example, certain of our contractual arrangements provide the customer with free product after the customer has purchased a contractual minimum amount of product. We concluded the free product represents a future performance obligation in the form of a contractual material right. As such, we defer a portion of the transaction price as a contract liability upon each sale of product until the contractual minimum volume is achieved. As we satisfy our remaining performance obligations we release a portion of the deferred revenue balance. Revenue recognized for the three- and six-month periods ended June 30, 2018 that was reflected in the deferred revenue balance at the beginning of the year was $82 million and $98 million, respectively. As of June 30, 2018, such contract liabilities were $127 million.

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

Returns, Refunds and Warranties

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

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Gross Product Sales	$4,530	$3,808	$8,777	$7,243
Gross-to-Net Adjustments:
Government Rebates	(269)	(216)	(560)	(434)
Chargebacks and Distributor Services Fees	(390)	(282)	(757)	(508)
Sales Discounts	(59)	(48)	(115)	(90)
Sales Returns and Allowances	(4)	(3)	(6)	—
Total Gross-to-Net Adjustments	(722)	(549)	(1,438)	(1,032)
Net Product Sales	$3,808	$3,259	$7,339	$6,211

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenues from external customers by our franchises (Hematology / Oncology and Inflammation & Immunology), product and geography for the three- and six-month periods ended June 30, 2018 and June 30, 2017 were as follows:

		Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2018	2017	2018	2017
Hematology / Oncology:
REVLIMID®
	U.S.	$1,586	$1,358	$3,073	$2,592
	International	867	676	1,614	1,326
	Worldwide	2,453	2,034	4,687	3,918
POMALYST®/IMNOVID®
	U.S.	341	241	641	457
	International	166	150	319	298
	Worldwide	507	391	960	755
ABRAXANE®
	U.S.	152	161	311	303
	International	91	93	194	187
	Worldwide	243	254	505	490
VIDAZA®
	U.S.	3	2	5	4
	International	159	154	314	310
	Worldwide	162	156	319	314
All Other
	U.S.	52	47	107	95
	International	16	19	33	39
	Worldwide	68	66	140	134
Total Hematology / Oncology:
	U.S.	2,134	1,809	4,137	3,451
	International	1,299	1,092	2,474	2,160
	Worldwide	$3,433	$2,901	$6,611	$5,611

Inflammation & Immunology:
OTEZLA®
	U.S.	$291	$306	$567	$505
	International	84	52	161	95
	Worldwide	$375	$358	$728	$600

Total net product sales
	U.S.	$2,425	$2,115	$4,704	$3,956
	International	1,383	1,144	2,635	2,255
	Worldwide	$3,808	$3,259	$7,339	$6,211

Other revenue		6	12	13	22

Total revenue		$3,814	$3,271	$7,352	$6,233

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

Total consideration for the acquisition was approximately $10.4 billion, consisting of $9.1 billion for common stock outstanding, $966 million for the fair value of our investment in Juno and $367 million for the portion of equity compensation attributable to the pre-combination service period. In addition, the fair value of the awards attributed to post-combination service period was $666 million, which will be recognized as compensation expense over the requisite service period in the post-combination financial statements of Celgene. We recognized $150 million and $400 million of post combination share-based compensation for the three- and six-month periods ended June 30, 2018, respectively.

The acquisition has been accounted for as a business combination using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired in-process research and development (IPR&D) to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. A preliminary purchase price allocation has been performed and the recorded amounts for intangible assets, goodwill and current and deferred tax assets and liabilities are subject to change pending finalization of valuation efforts and review of tax matters. During the second quarter of 2018, the Company recorded certain measurement period adjustments that were not material. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The total consideration for the acquisition of Juno was $10.4 billion, which consisted of the following:

Total Consideration
Cash paid for outstanding common stock at $87.00 per share	$9,101
Celgene investment in Juno at $87.00 per share (1)	966
Cash for equity compensation attributable to pre-combination service (2)	367
Total consideration	$10,434

(1) The Company recognized a gain of $458 million as a result of remeasuring to fair value the equity interest in Juno held by us before the business combination, which was recorded in Other income (expense), net within the Consolidated Statement of Income during the first quarter of 2018. See Note 1 for further information on the adoption of ASU 2016-01.

(2) All equity compensation attributable to pre-combination service was paid during the first quarter of 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective preliminary fair values summarized below:

Amounts Recognized as of the Acquisition Date (Provisional)
Working capital (1)	$437
In-process research and development (IPR&D)	6,980
Technology platform intangible asset	1,260
Property, plant and equipment, net	144
Other non-current assets	46
Deferred tax liabilities, net	(1,530)
Other non-current liabilities	(41)
Total identifiable net assets	7,296
Goodwill	3,138
Total net assets acquired	$10,434

(1)  Includes cash and cash equivalents, debt securities available-for-sale, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities (including accrued litigation). See Note 16 for litigation matters related to Juno.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Juno actual results for the three-months ended June 30, 2018 and from the Acquisition Date through June 30, 2018, which are included in the Consolidated Statement of Income are as follows:

Classification in the Consolidated Statements of Income	Three-Months Ended June 30, 2018	Acquisition Date Through June 30, 2018
Other revenue	$1	$1
Research and development (1)	225	385
Selling, general and administrative (1)	79	210
Amortization of acquired intangible assets	21	28
Acquisition related charges (income) and restructuring, net (2)	27	49
Interest and investment income, net	3	3
Other income (expense), net	15	11
Income tax provision (benefit), net	(63)	(83)
Total	$(270)	$(574)

(1) Includes share-based compensation expense related to the post-combination service period of $100 million and $50 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-months ended June 30, 2018. Also includes share-based compensation expense related to the post-combination service period of $233 million and $167 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the period from the acquisition date through June 30, 2018.
(2) Consists of acquisition related compensation expense, transaction costs and the change in fair value of contingent consideration and success payment liabilities. In addition, Celgene incurred incremental acquisition costs related to Juno of nil and $41 million for the three- and six-month periods ended June 30, 2018 respectively.

Pro Forma Financial Information:

The following table provides unaudited pro forma financial information for the six-month period ended June 30, 2018 and the three- and six-month periods ended June 30, 2017 as if the acquisition of Juno had occurred on January 1, 2017.

	Six-Month Periods Ended June 30,		Three-Month Period Ended June 30, 2017
	2018	2017
Total revenue	$7,362	$6,234	$3,272
Net income	1,805	1,495	994

Net income per common share: basic	$2.47	$1.92	$1.27
Net income per common share: diluted	$2.40	$1.84	$1.22

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Celgene and Juno. The supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•	Elimination of research related cost sharing transactions between Celgene and Juno;

•
The pro forma financial information assumes that the acquisition related transaction fees and costs, including post combination share-based compensation related to the acquisition, were removed from the three- and six-month periods ended June 30, 2018 and were assumed to have been incurred during the first quarter of 2017;

•
The pro forma financial information assumes that the gain recognized as a result of remeasuring to fair value the equity interest we held in Juno prior to the business combination was removed from the six-month period ended June 30, 2018 and was assumed to have been recognized during the first quarter of 2017;

•	Additional interest expense and amortization of debt issuance costs for a portion of the $4.5 billion of debt that was issued in February 2018 to partially finance the acquisition;

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

4. Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2018	2017	2018	2017
Net income	$1,045	$1,101	$1,891	$2,033
Weighted-average shares:
Basic	716.1	780.4	732.1	779.7
Effect of dilutive securities:
Options, restricted stock units, performance-based restricted stock units and other	16.5	31.3	18.5	31.8
Diluted	732.6	811.7	750.6	811.5
Net income per share:
Basic	$1.46	$1.41	$2.58	$2.61
Diluted	$1.43	$1.36	$2.52	$2.51

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 45.6 million and 21.4 million shares for the three-month periods ended June 30, 2018 and 2017, respectively, and 41.3 million and 22.0 million shares for the six-month periods ended June 30, 2018 and 2017, respectively.

Share Repurchase Program: In February and May 2018, our Board of Directors approved increases of $5.0 billion and $3.0 billion, respectively to our authorized share repurchase program, bringing the total amount authorized since April 2009 to $28.5 billion of our common stock. As part of the existing Board authorized share repurchase program, in May 2018, we entered into an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase an aggregate of $2.0 billion of our common stock. As part of the ASR agreement, we received an initial delivery of approximately 18.0 million shares, which is included in Common

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock in treasury in the accompanying Consolidated Balance Sheet as of June 30, 2018, at a cost of approximately $1.4 billion.  The initial delivery reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.  The remaining $600 million was included in Additional paid-in capital in the accompanying Consolidated Balance Sheet as of June 30, 2018. The total number of shares that will ultimately be repurchased under the ASR agreement will be determined upon final settlement, which we anticipate will be in the third quarter of 2018 and will be based on a discount to the volume-weighted average price of our common stock during the ASR period. We have evaluated the ASR agreement for its potential dilution of earnings per share and determined that the additional shares to be received upon final settlement would have had an anti-dilutive effect and as a result, these shares were not included in our weighted average diluted earnings per share calculation.

As part of the management of our share repurchase program, we may, from time to time, sell put options on our common stock with strike prices that we believe represent an attractive price to purchase our shares. If the trading price of our shares exceeds the strike price of the put option at the time the option expires, we will have economically reduced the cost of our share repurchase program by the amount of the premium we received from the sale of the put option. If the trading price of our stock is below the strike price of the put option at the time the option expires, we would purchase the shares covered by the option at the strike price of the put option. During the three- and six-month periods ended June 30, 2018 and 2017, there were no gains or losses from the sale of put options. As of June 30, 2018 and December 31, 2017, we had no outstanding put options.

We have purchased 32.8 million and 61.8 million shares of common stock under the share repurchase program from all sources at a total cost of $2.7 billion and $5.4 billion during the three- and six-month periods ended June 30, 2018, respectively. As of June 30, 2018, we had a remaining share repurchase authorization of $2.8 billion.

5. Accumulated Other Comprehensive Income (Loss)

During the third quarter of 2017, we adopted ASU 2017-12 on a modified retrospective basis. As a result of applying the new guidance during the nine-month period ended September 30, 2017, we recorded a cumulative effect adjustment of $30 million to decrease AOCI as of the beginning of fiscal year 2017 and adjustments to pre-tax income of $48 million and $37 million, respectively for the three- and six-month periods ended June 30, 2017 with corresponding decreases to AOCI. As such, certain disclosures for the three- and six-month periods ended June 30, 2017 below have been recast to conform to the disclosure requirements related to the adoption of ASU 2017-12. See Note 1 for additional information related to the adoption of ASU 2017-12.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Available-for-Sale Debt Securities / Marketable Securities (1)	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Amortization of Excluded Component Related to Cash Flow Hedges (See Note 1)	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$(22)	$562	$(206)	$(15)	$(32)	$287
Cumulative effect adjustment for the adoption of ASU 2016-01 and ASU 2018-02 (See Note 1)	—	(566)	(4)	—	—	(570)
Other comprehensive (loss) income before reclassifications, net of tax	—	(7)	128	(15)	(12)	94
Reclassified losses (gains) from accumulated other comprehensive income (loss), net of tax	—	14	39	17	—	70
Net current-period other comprehensive income (loss), net of tax	—	7	167	2	(12)	164
Balance as of June 30, 2018	$(22)	$3	$(43)	$(13)	$(44)	$(119)

Balance as of December 31, 2016	$(38)	$144	$415	$—	$(102)	$419
Cumulative effect adjustment for the adoption of ASU 2017-12	—	—	(12)	(18)	—	(30)
Other comprehensive income (loss) before reclassifications, net of tax	—	148	(259)	(5)	41	(75)
Reclassified losses (gains) from accumulated other comprehensive income (loss), net of tax	—	21	(165)	—	—	(144)
Net current-period other comprehensive income (loss), net of tax	—	169	(424)	(5)	41	(219)
Balance as of June 30, 2017	$(38)	$313	$(21)	$(23)	$(61)	$170

(1) Balances as of December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, the unrealized gains (losses) position as of June 30, 2018 solely relate to debt securities available-for-sale. See Note 1 for further information related to the adoption of ASU 2016-01.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income (Loss) Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2018	2017	2018	2017
(Losses) gains related to cash-flow hedges:
Foreign exchange contracts	Net product sales	$(12)	$81	$(38)	$167
Treasury rate lock agreements	Interest (expense)	(1)	(2)	(2)	(3)
Interest rate swap agreements	Interest (expense)	—	—	—	(1)
	Income tax provision - (expense) benefit	1	1	1	2

Excluded component related to cash-flow hedges:
Foreign exchange contracts	Net product sales	1	3	(2)	5

(Losses) gains on available-for-sale debt securities / marketable securities (1):
Realized (loss) gain on sales of debt securities / marketable securities	Interest and investment income, net	—	(34)	(18)	(34)
	Income tax provision - (expense) benefit	—	13	4	13
Total reclassification, net of tax		$(11)	$62	$(55)	$149

(1) (Losses) gains reclassified out of Accumulated other comprehensive income prior to December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, unrealized gains (losses) for the three- and six-month periods ended June 30, 2018 solely relate to debt securities available-for-sale. See Note 1 for further information related to the adoption of ASU 2016-01.

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and the valuation techniques we utilized to determine such fair value.

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

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any level 3 assets. Our level 3 liabilities consist of contingent consideration related to undeveloped product rights and technology platforms resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester), Nogra Pharma Limited (Nogra), Avila Therapeutics, Inc. (Avila) and Quanticel Pharmaceuticals, Inc. (Quanticel). In addition, in connection with our acquisition of Juno in the first quarter of 2018, we assumed Juno's contingent consideration and success payment liabilities.

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of June 30, 2018 and December 31, 2017 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	June 30, 2018	December 31, 2017
Discount rate	2.5% to 4.0% (3.2%)	2.7% to 12.0% (3.5%)
Probability of payment	0% to 68% (4.6%)	0% to 20% (4%)
Projected year of payment for development and regulatory milestones	2020 to 2029 (2023)	2020 to 2029 (2024)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A	2024 to 2030 (2028)

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila, Quanticel and those assumed in our acquisition of Juno are estimated to be approximately $120 million, $475 million, $214 million and $296 million, respectively, and $1.8 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

Success payment obligations assumed through our acquisition of Juno are also recorded at their estimated fair values and are revalued quarterly. Changes in the fair value of contingent consideration and success payment obligations are recognized in Acquisition related charges (income) and restructuring, net in the Consolidated Statements of Income.

Effective January 1, 2018, we adopted ASU 2016-01. Among other provisions, the new standard required modifications to existing presentation and disclosure requirements on a prospective basis. Certain disclosures as of December 31, 2017 below conform to the disclosure requirements of ASU 2016-01. See Note 1 for additional information related to the adoption of ASU 2016-01.

The following tables present the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements as of June 30, 2018
	Balance as of June 30, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$79	$—	$79	$—
Equity investments with readily determinable fair values	1,828	1,828	—	—
Forward currency contracts	27	—	27	—
Purchased currency options	33	—	33	—
Total assets	$1,967	$1,828	$139	$—
Liabilities:
Contingent value rights	$(18)	$(18)	$—	$—
Interest rate swaps	(27)	—	(27)	—
Written currency options	(81)	—	(81)	—
Other acquisition related contingent consideration and success payments	(193)	—	—	(193)
Total liabilities	$(319)	$(18)	$(108)	$(193)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements as of December 31, 2017
	Balance as of December 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$3,219	$—	$3,219	$—
Equity investments with readily determinable fair values	1,810	1,810	—	—
Purchased currency options	36	—	36	—
Total assets	$5,065	$1,810	$3,255	$—
Liabilities:
Contingent value rights	$(42)	$(42)	$—	$—
Forward currency contracts	(42)	—	(42)	—
Interest rate swaps	(7)	—	(7)	—
Written currency options	(172)	—	(172)	—
Other acquisition related contingent consideration	(80)	—	—	(80)
Total liabilities	$(343)	$(42)	$(221)	$(80)

As of result of the implementation of ASU 2016-01 and ASU 2018-03, effective on January 1, 2018, we measure equity investments without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer or at NAV, as a practical expedient, if available. We record upward adjustments, downward adjustments and impairments of equity investments without readily determinable fair values within Other income (expense), net on the Consolidated Statement of Income. The following table represents a roll-forward of equity investments without readily determinable fair values:

Six-Month Period Ended June 30, 2018
Balance as of December 31, 2017	$513
Cumulative effect adjustment for the adoption of ASU 2018-03 (See Note 1)	59
Purchases	46
Upward adjustments	32
Sales	(23)
Downward adjustments	(1)
Impairments	(1)
Transfer to readily determinable fair value	(20)
Balance as of June 30, 2018	$605

For equity investments with and without readily determinable fair values held as of June 30, 2018, we recorded a net unrealized loss of $11 million and a net unrealized gain of $435 million within Other income (expense), net on the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2018, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended June 30, 2018 and 2017. The following table represents a roll-forward of the fair value of level 3 instruments:

Three-Month Period Ended June 30, 2018
Liabilities:
Balance as of March 31, 2018	$(201)
Amounts acquired from Juno, including measurement period adjustments	6
Settlements, including transfers to Accrued expenses and other current liabilities	2
Balance as of June 30, 2018	$(193)

Three-Month Period Ended June 30, 2017
Liabilities:
Balance as of March 31, 2017	$(1,527)
Net change in fair value	20
Settlements, including transfers to Accrued expenses and other current liabilities	19
Balance as of June 30, 2017	$(1,488)

There were no security transfers between levels 1, 2 and 3 during the six-month periods ended June 30, 2018 and 2017. The following table represents a roll-forward of the fair value of level 3 instruments:

Six-Month Period Ended June 30, 2018
Liabilities:
Balance as of December 31, 2017	$(80)
Amounts acquired from Juno, including measurement period adjustments	(116)
Net change in fair value	1
Settlements, including transfers to Accrued expenses and other current liabilities	2
Balance as of June 30, 2018	$(193)

Six-Month Period Ended June 30, 2017
Liabilities:
Balance as of December 31, 2016	$(1,490)
Net change in fair value	(17)
Settlements, including transfers to Accrued expenses and other current liabilities	19
Balance as of June 30, 2017	$(1,488)

As previously reported in our 2017 Annual Report on Form 10-K, we reduced our contingent consideration liabilities related to Nogra by $1,397 million due to the discontinuance of the GED-0301 phase III REVOLVE (CD-002) trial in Crohn's disease and the SUSTAIN (CD-004) extension trial in the fourth quarter of 2017.

7. Derivative Instruments and Hedging Activities
During the third quarter of 2017, we adopted ASU 2017-12 on a modified retrospective basis. We recorded pre-tax income of $48 million and $37 million for the three- and six-month period ended June 30, 2017 as a result of applying the new guidance during the nine-month period ended September 30, 2017. As such, certain disclosures for the three- and six-month periods ended June 30, 2017 below have been recast to conform to the disclosure requirements related to the adoption of ASU 2017-12. See Note 1 for additional information related to the adoption of ASU 2017-12.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of June 30, 2018 and December 31, 2017 had settlement dates within 36 months and 20 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in OCI and reclassified to the Consolidated Statement of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of June 30, 2018 and December 31, 2017:

	Notional Amount
Foreign Currency	June 30, 2018	December 31, 2017
Australian Dollar	$46	$61
British Pound	134	97
Canadian Dollar	190	227
Euro	962	954
Japanese Yen	508	356
Total	$1,840	$1,695

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2018, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of June 30, 2018 and December 31, 2017 were $748 million and $885 million, respectively.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of June 30, 2018 and December 31, 2017 had settlement dates within 30 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.

Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of June 30, 2018 and December 31, 2017:

	Notional Amount (1)
	June 30, 2018	December 31, 2017
Foreign currency option contracts designated as hedging activity:
Purchased Put	$2,756	$3,319
Written Call	3,131	3,739
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional amount of $129 million and $258 million as of June 30, 2018 and December 31, 2017, respectively, and settlement dates within 6 months and 12 months, respectively.
Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of June 30, 2018 and December 31, 2017, we did not have any outstanding forward starting swaps or treasury rate locks.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of June 30, 2018 and December 31, 2017:

	Notional Amount
	June 30, 2018	December 31, 2017
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200
3.450% senior notes due 2027	550	250
3.900% senior notes due 2028	200	—
Total	$950	$450

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2018 and 2017, and also terminated the hedging relationship by settling certain of those swap contracts during 2018 and 2017. In 2018, we settled $150 million notional amount of certain swap contracts. There were no material cash proceeds as a result of settling such swap contracts. During 2017, we terminated the hedging relationship on certain outstanding swap contracts amounting to $200 million notional amount by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $3 million during the year ended December 31, 2017, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2018 and December 31, 2017:

		June 30, 2018
	Balance Sheet Location	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$56	$29
	Accrued expenses and other current liabilities	4	10
	Other non-current assets	4	—
	Other non-current liabilities	34	68
Interest rate swap agreements	Other current assets	7	—
	Other non-current liabilities	—	36
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	25	3
	Accrued expenses and other current liabilities	3	37
Interest rate swap agreements	Other current assets	2	1
	Other non-current assets	7	6
Total		$142	$190

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

As of June 30, 2018 and December 31, 2017, the following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Consolidated Balance Sheet Classification in Which the Hedged Item Is Included	June 30, 2018 (1)	December 31, 2017 (1)	June 30, 2018 (2)	December 31, 2017 (2)
Current portion of long-term debt, net of discount	$503	$—	$4	$—
Long-term debt, net of discount	8,173	7,270	84	128

(1) The current portion of long-term debt, net of discount includes approximately $503 million of carrying value with discontinued hedging relationships at June 30, 2018. The long-term debt, net of discount includes approximately $3.2 billion and $3.8 billion of carrying value with discontinued hedging relationships as of June 30, 2018 and December 31, 2017, respectively.

(2) The current portion of long-term debt, net of discount includes $4 million of discontinued hedging relationships at June 30, 2018. The long-term debt, net of discount includes $120 million and $139 million of hedging adjustment on discontinued hedging relationships on long-term debt as of June 30, 2018 and December 31, 2017, respectively.

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in Accumulated OCI for the three-month periods ended June 30, 2018 and 2017:

	Three-Month Period Ended June 30, 2018
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1), (2)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$226	Net product sales	$(12)	Net product sales	$1
Treasury rate lock agreements	—	Interest (expense)	(1)	N/A	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) Net losses of $7 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2) For the three-month period ended June 30, 2018, the straight-line amortization of the initial value of the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in OCI was a gain of $1 million. There were no excluded components for our treasury rate lock and interest rate swap agreements.

	Three-Month Period Ended June 30, 2017
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$(181)	Net product sales	$81	Net product sales	$3
				Other income (expense), net	1
Treasury rate lock agreements	—	Interest (expense)	(2)	N/A	—
Forward starting interest rate swaps	(17)	Interest (expense)	—	N/A	—

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in Accumulated OCI for the six-month periods ended June 30, 2018 and 2017:

	Six-Month Period Ended June 30, 2018
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1), (2)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$131	Net product sales	$(38)	Net product sales	$(2)
Treasury rate lock agreements	(4)	Interest (expense)	(2)	Other income (expense), net	—

(1) Net losses of $7 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2) For the six-month period ended June 30, 2018, the straight-line amortization of the initial value of the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in OCI was a loss of $2 million. There were no excluded components for our treasury rate lock and interest rate swap agreements.

	Six-Month Period Ended June 30, 2017
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$(249)	Net product sales	$167	Net product sales	$5
				Other income (expense), net	8
Treasury rate lock agreements	—	Interest (expense)	(3)	N/A	—
Forward starting interest rate swaps	(17)	Interest (expense)	(1)	N/A	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) For the six-month period ended June 30, 2017, the straight-line amortization of the initial value of the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in OCI was a gain of $5 million. There were no excluded components for our treasury rate lock and interest rate swap agreements.

The following table summarizes the effect of derivative instruments which were designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended June 30, 2018 and 2017:

		Amount of (Loss)/Gain Recognized in Income on Derivative
		Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	Classification of (Loss)/Gain Recognized in Income on Derivative	2018 (1)	2017 (1)	2018 (1)	2017 (1)
Interest rate swap agreements	Interest (expense)	$(2)	$11	$(7)	$20

(1) The amounts include a benefit of $8 million and $9 million for the three-month periods ending June 30, 2018 and 2017, respectively and a benefit of $16 million and $18 million for the six-months periods ending June 30, 2018 and 2017, respectively, relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships.

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2018 and 2017:

		Classification of Gain (Loss) Recognized in Income on Derivative
		Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	Classification of Gain (Loss) Recognized in Income on Derivative	2018	2017	2018	2017
Foreign exchange contracts	Other income (expense), net	$22	$(19)	$9	$(42)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended June 30, 2018
	Net product sales	Interest (expense)	Other income (expense), net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$3,808	$(192)	$4

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	11	—
Derivatives designated as hedging instruments (1)	—	(2)	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(12)	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	7	—	—
Reclassification adjustment for excluded component (loss) gain	(6)
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(1)	—

(1) The amounts include a benefit of $8 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending June 30, 2018.

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended June 30, 2017
	Net product sales	Interest (expense)	Other income (expense), net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$3,259	$(126)	$(31)

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	(2)	—
Derivatives designated as hedging instruments (1)	—	11	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	81	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	3	—	1
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(2)	—

(1) The amounts include a benefit of $9 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending June 30, 2017.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six-Month Period Ended June 30, 2018
	Net product sales	Interest (expense)	Other income (expense), net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$7,339	$(358)	$969

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	25	—
Derivatives designated as hedging instruments (1)	—	(7)	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	(38)	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	15	—	—
Reclassification adjustment for excluded component (loss) gain	(17)	—	—
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(2)	—

(1) The amounts include a benefit of $16 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the six-month period ending June 30, 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six-Month Period Ended June 30, 2017
	Net product sales	Interest (expense)	Other income (expense), net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$6,211	$(253)	$(18)

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	(1)	—
Derivatives designated as hedging instruments (1)	—	20	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	167	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	5	—	8
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(3)	—
Interest rate swap agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(1)	—

(1) The amounts include a benefit of $18 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the six-month period ending June 30, 2017.

8. Cash, Cash Equivalents, Debt Securities Available-for-Sale and Equity Investments with Readily Determinable Fair Values

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents. As of June 30, 2018, the carrying value of our time deposits and repurchase agreements was $11 million and money market funds was $507 million, all of which are included in Cash and cash equivalents. As of December 31, 2017, the carrying value of our time deposits and repurchase agreements was $1.2 billion, commercial paper instruments was $35 million, and money market funds was $4.5 billion, all of which were included in Cash and cash equivalents. The carrying values approximated fair value as of June 30, 2018 and December 31, 2017.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of debt securities available-for-sale by major security type and class of security and equity investments with readily determinable fair values as of June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Time deposits (1) and Repurchase agreements (1)	$79	$—	$—	$79
Total debt securities available-for-sale	$79	$—	$—	$79

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$445	$—	$(3)	$442
U.S. government-sponsored agency securities	42	—	—	42
U.S. government-sponsored agency MBS	17	—	—	17
Corporate debt - global	2,080	—	(5)	2,075
Asset backed securities	203	—	(1)	202
Ultra short income fund	352	—	—	352
Time deposits (1) and Repurchase agreements (1)	89	—	—	89
Total debt securities available-for-sale	$3,228	$—	$(9)	$3,219

Equity securities with readily determinable fair values	$935	$881	$(6)	$1,810
(1) Have original maturities of greater than three months.

U.S. Treasury securities include government debt instruments issued by the U.S. Department of the Treasury. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. government sponsored enterprises. U.S. government-sponsored agency MBS include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Corporate debt-global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of June 30, 2018, all of our time deposits and repurchase agreements had original maturities less than one year.

Equity securities with readily determinable fair values, which consist of investments in publicly traded equity securities, were $1,828 million as of June 30, 2018.

Duration periods of available-for-sale debt securities as of June 30, 2018 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$79	$79

9. Inventory

Inventories as of June 30, 2018 and December 31, 2017 are summarized by major category as follows:

	June 30, 2018	December 31, 2017
Raw materials	$344	$289
Work in process	68	89
Finished goods	143	163
Total	$555	$541

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the Pharmion Corp. (Pharmion), Gloucester, Abraxis BioScience, Inc. (Abraxis), Avila, Quanticel and Juno acquisitions. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 8.9 years. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the Receptos Inc. (Receptos), Gloucester and Juno acquisitions.

The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2018 and December 31, 2017 are summarized as follows:

June 30, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(2,087)	$1,319
Technology	1,743	(474)	1,269
Licenses	66	(32)	34
Other	54	(37)	17
	5,269	(2,630)	2,639
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,100	$(2,630)	$16,470

December 31, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(1,939)	$1,467
Technology	483	(410)	73
Licenses	66	(30)	36
Other	43	(34)	9
	3,998	(2,413)	1,585
Non-amortizable intangible assets:
Acquired IPR&D product rights	6,851	—	6,851
Total intangible assets	$10,849	$(2,413)	$8,436

The increase in the gross carrying value of intangible assets during the six-month period ended June 30, 2018 was primarily due to the addition of approximately $7.0 billion of IPR&D and $1.3 billion of a technology platform asset from the Juno acquisition. The economic useful life of the technology platform asset is 15 years (see Note 3).

Amortization expense related to intangible assets was $129 million and $89 million for the three-month periods ended June 30, 2018 and 2017, respectively and $217 million and $173 million for the six-month periods ended June 30, 2018 and 2017. Effective for the second quarter of 2018, we reduced the remaining estimated useful life of our ABRAXANE® intangible assets, which will result in full amortization by 2022 in conjunction with the recent settlements of patent-related proceedings (see Note 16). Assuming no changes in the gross carrying amount of finite-lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $474 million in 2018, $442 million in 2019, $440 million in 2020, $438 million in 2021 and $179 million in 2022.

Goodwill: The carrying value of goodwill increased to approximately $8.0 billion as of June 30, 2018 compared to December 31, 2017 due to the acquisition of Juno (see Note 3).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt as of June 30, 2018 and December 31, 2017 includes:

	June 30, 2018	December 31, 2017
Commercial paper	$995	$—
2.250% senior notes due 2019	502	—
Total short-term borrowings and current portion of long-term debt	$1,497	$—

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after June 30, 2018 have an aggregate principal amount of $19.850 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of June 30, 2018 and December 31, 2017 includes:

	June 30, 2018	December 31, 2017
2.250% senior notes due 2019	$—	$505
2.875% senior notes due 2020	1,496	1,495
3.950% senior notes due 2020	511	514
2.250% senior notes due 2021	497	497
2.875% senior notes due 2021	498	—
3.250% senior notes due 2022	1,039	1,044
3.550% senior notes due 2022	995	994
2.750% senior notes due 2023	746	746
3.250% senior notes due 2023	993	—
4.000% senior notes due 2023	734	737
3.625% senior notes due 2024	1,001	1,001
3.875% senior notes due 2025	2,472	2,478
3.450% senior notes due 2027	974	991
3.900% senior notes due 2028	1,486	—
5.700% senior notes due 2040	247	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	987	987
5.000% senior notes due 2045	1,975	1,975
4.350% senior notes due 2047	1,234	1,234
4.550% senior notes due 2048	1,476	—
Total long-term debt	$19,754	$15,838

As of June 30, 2018 and December 31, 2017, the fair value of our outstanding Senior Notes was approximately $19.6 billion and $16.6 billion, respectively, and represented a level 2 measurement within the fair value measurement hierarchy.

Debt Issuance: In February 2018, we issued $500 million principal amount of 2.875% senior notes due 2021 (2021 Notes), $1.000 billion principal amount of 3.250% senior notes due 2023 (2023 Notes), $1.500 billion principal amount of 3.900% senior notes due 2028 (2028 Notes) and $1.500 billion principal amount of 4.550% senior notes due 2048 (2048 Notes). The 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes were issued at 99.954%, 99.758%, 99.656% and 99.400% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $32 million were recorded as a direct deduction from the carrying amount of the 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes on our Consolidated Balance Sheet. The offering costs are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the 2021 Notes is payable semi-annually in arrears on February 19 and August 19 of each year, beginning August 19, 2018 and the principal is due in full at the maturity date. Interest on the 2023 Notes, 2028 Notes and 2048 Notes is payable semi-annually in arrears on February 20 and August 20 of each year,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beginning August 20, 2018 and the principal is due in full at the maturity date. The 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes may be redeemed at our option, in whole or in part, at any time at a redemption price equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining schedule payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 10 basis points for the 2021 Notes, 15 basis points for the 2023 Notes, 20 basis points for the 2028 Notes and 25 basis points for the 2048 Notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the 2021 Notes, 2023 Notes, 2028 Notes and 2048 Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of June 30, 2018, and December 31, 2017 a balance of $33 million and $31 million, respectively, in net losses remained in accumulated OCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of June 30, 2018, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding as of June 30, 2018 effectively converted the hedged portion of our fixed-rate notes to floating rates. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of June 30, 2018 and December 31, 2017, we had balances of $125 million and $139 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: As of June 30, 2018 and December 31, 2017, we had available capacity to issue up to $2.0 billion of Commercial Paper. The carrying value of Commercial Paper as of June 30, 2018 was $995 million. As of December 31, 2017 there were no borrowings under the program. The effective interest rate on our outstanding Commercial Paper as of June 30, 2018 was 2.3%

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. During the second quarter of 2018, we amended our Credit Facility to extend the expiration date to April 25, 2023. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings. As of June 30, 2018 and December 31, 2017, there was no outstanding borrowings against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2018.

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

Shares of common stock available for future share-based grants under the 2014 Equity Incentive Plan were 13.9 million at the Acquisition Date.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Cost of goods sold (excluding amortization of acquired intangible assets)	$9	$8	$18	$15
Research and development (1)	157	70	356	135
Selling, general and administrative (2)	118	92	311	173
Total share-based compensation expense	284	170	685	323
Tax benefit related to share-based compensation expense	37	46	74	87
Reduction in net income	$247	$124	$611	$236

(1) The three- and six-month periods ended June 30, 2018 include Juno related share-based compensation expense related to the post-combination service period of $100 million and $233 million, respectively.

(2) The three- and six-month periods ended June 30, 2018 include Juno related share-based compensation expense related to the post-combination service period of $50 million and $167 million, respectively.

The tax benefit related to share-based compensation expense above excludes excess tax benefits of $5 million and $95 million from share-based compensation awards that vested or were exercised during the three-month periods ended June 30, 2018 and 2017, respectively, and $16 million and $170 million for the six-month periods ended June 30, 2018, and 2017, respectively.

The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2018 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2017	67.8	7.7	558
Changes during the Year:
Conversion of Juno awards	3.7	2.5	336
Granted	6.8	3.4	162
Exercised / Released	(3.5)	(2.1)	(247)
Forfeited	(1.8)	(0.4)	(28)
Outstanding as of June 30, 2018	73.0	11.1	781

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of June 30, 2018 were as follows (dollars in millions):

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$641	$566	$43
Expected weighted-average period in years of compensation cost to be recognized	2.2	1.9	1.5

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

As of June 30, 2018, we have not completed our accounting for the tax effects of the 2017 Tax Act and the provisional amounts recorded at December 31, 2017 were not adjusted during the quarter ended June 30, 2018. We will continue to analyze the impact of the 2017 Tax Act during the accounting measurement period. Our actual results may materially differ from our current estimates due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies to interpret the 2017 Tax Act.

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the six-month period ended June 30, 2018 gross unrecognized tax benefits increased by $200 million, including interest, primarily due to prior year tax positions. Of this amount, $38 million was an increase to income tax expense during the six-month period ended June 30, 2018 and the remainder were adjustments to non-current assets and non-current liabilities. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire products, product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 17 of Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K. The following is a brief description for notable new collaborations and for those collaborations which we have described in detail in our 2017 Annual Report on Form 10-K if there has been significant activity during the six months ended June 30, 2018. Amounts related to collaborations that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.

Lycera Corp. (Lycera):

In June 2018, our collaboration and option agreement with Lycera expired. As a result, we do not have an exclusive right to acquire Lycera. We have retained our equity interest in Lycera, an exclusive license for Lycera’s portfolio of novel ex-vivo RORγ
agonist compounds and an exclusive license for Lycera’s RORγ antagonist compounds.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A financial summary of certain period activity and the period-end balances related to Prothena is presented below (1):

	Six-Month Period Ended June 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$110	$—	$—	$—	$40

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
June 30, 2018	$—	$17	2.9%

(1) There was no collaboration activity related to Prothena during the three-month period ended June 30, 2018. In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

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

A financial summary of certain period activity and the period-end balances related to Vividion is presented below (1):

	Six-Month Period Ended June 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$97	$—	$—	$—	$4

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
June 30, 2018	$—	$4	5.8%

(1) There was no collaboration activity related to Vividion during the three-month period ended June 30, 2018. In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Collaboration Arrangements in 2018:

In addition to the collaboration arrangements described above, we entered into collaboration arrangements for the three- and six-month periods ended June 30, 2018 that include the potential for future milestone payments of $177 million related to the attainment of specified development, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

A financial summary of certain period activity and the period-end balances related to our other collaboration arrangements is presented below (1):

	Three-Month Periods Ended June 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$146	$15	$4	$2	$20
2017	75	—	—	3	67

	Six-Month Periods Ended June 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2018	$184	$15	$4	$4	$77
2017	85	—	7	7	79

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
June 30, 2018	$7	$1,710	N/A
December 31, 2017	12	1,806	N/A

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

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also made certain acquisitions that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. With our acquisition of Juno, we have assumed additional research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. See Note 3 for additional details related to our acquisitions and Note 14 for additional details related to collaboration arrangements.

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

16. Legal Proceedings

Like many companies in our industry, we have, from time to time, received inquiries and subpoenas and other types of information requests from government authorities and others and we have been subject to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, costs and significant payments, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Pending patent proceedings include challenges to the scope, validity and/or enforceability of our patents relating to certain of our products, uses of products or processes. Further, as certain of our products mature or they near the end of their regulatory exclusivity periods, it is more likely that we will receive challenges to our patents, and in some jurisdictions we have received such challenges. We are also subject, from time to time, to claims of third parties that we infringe their patents covering products or processes. Although we believe we have substantial defenses to these challenges and claims, there can be no assurance as to the outcome of these matters and an adverse decision in these proceedings could result in one or more of the following: (i) a loss of patent protection, which could lead to a significant reduction of sales that could materially affect our future results of operations, cash flows or financial condition; (ii) our inability to continue to engage in certain activities; and (iii) significant liabilities, including payment of damages, royalties and/or license fees to any such third party.

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

We believe that our patent portfolio for lenalidomide in Europe, including the composition of matter patent which expires in 2022, is strong. In the event that we do not prevail on the appeal relating to the ’682 patent, we still expect that we will have protection in the EU for lenalidomide until at least 2022.

In June 2017, Accord Healthcare Ltd. (Accord) commenced lawsuits against us in the United Kingdom (UK) seeking to revoke our UK patents protecting REVLIMID®. In June 2018, we entered into a settlement agreement with Accord resolving the lawsuits.

We received a Notice of Allegation dated June 13, 2017 from Dr. Reddy’s Laboratories Ltd. (DRL) notifying us of the filing of DRL’s Abbreviated New Drug Submission (ANDS) with Canada’s Minister of Health, with respect to Canadian Letters Patent Nos. 2,261,762; 2,476,983; 2,477,301; 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412; and 2,741,575. DRL is seeking to manufacture and market a generic version of 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in Canada. We commenced a proceeding in the Federal Court of Canada on July 27, 2017, seeking an order prohibiting the Minister of Health from granting marketing approval to DRL until expiry of these patents.

We received a further Notice of Allegation dated September 20, 2017 from DRL relating to the same submission, but also referencing 2.5mg REVLIMID® (lenalidomide) capsules. DRL’s Notices of Allegation contains invalidity allegations relating to Canadian Letters Patent Nos. 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412; and 2,741,575. We commenced a proceeding in the Federal Court of Canada on November 2, 2017, seeking an order prohibiting the Minister of Health

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from granting marketing approval to DRL until expiry of these patents. The hearings for these proceedings are scheduled for September 23-24, 2019 and September 30-October 3, 2019, respectively.

We received a Notice Letter dated September 9, 2016 from DRL notifying us of its Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the U.S. Food and Drug Administration (FDA) list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book (Orange Book), for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on October 20, 2016. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) March 10, 2019. On November 18, 2016, DRL filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. On December 27, 2016, we filed a reply to DRL’s counterclaims. Fact discovery is set to close on August 31, 2018. The court has not yet entered a schedule for expert discovery or trial.

We received an additional Notice Letter from DRL dated June 8, 2017 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717; and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to that Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on July 20, 2017. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 9, 2019. On October 18, 2017, DRL filed an amended answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our reply to DRL’s counterclaims on November 15, 2017. Fact discovery is set to close on March 15, 2019. The court has not yet entered a schedule for expert discovery or trial.

We received another Notice Letter from DRL dated February 26, 2018 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886; and 8,626,531 that are listed in the Orange Book for REVLIMID®. In response to the Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on April 12, 2018. As a result of the filing of our action, the FDA cannot grant final approval of DRL's ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) August 27, 2020. DRL filed an amended answer and counterclaims on May 31, 2018 asserting that each of the patents is invalid and/or not infringed. We filed our reply to DRL’s counterclaims on June 28, 2018. The court has not yet entered a schedule for fact discovery, expert discovery, or trial.

We received a Notice Letter dated February 27, 2017 from Zydus Pharmaceuticals (USA) Inc. (Zydus) notifying us of Zydus’ ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; and 9,101,622 that are listed in the Orange Book for REVLIMID®. Zydus is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Zydus in the U.S. District Court for the District of New Jersey on April 12, 2017. As a result of the filing of our action, the FDA cannot grant final approval of Zydus’ ANDA at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) August 28, 2019. On August 7, 2017, Zydus filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. On September 11, 2017, we filed a reply to Zydus’s counterclaims. Fact discovery is set to close on March 15, 2019. The court has yet to enter a schedule for expert discovery and trial.

On April 27, 2018, we filed another infringement action against Zydus in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents not listed in the Orange Book. Zydus filed its answer on July 9, 2018 asserting that each of the patents is invalid and/or not infringed. The court has not yet entered a schedule for fact discovery, expert discovery, or trial.

We received a Notice Letter dated June 30, 2017 from Cipla Ltd., India (Cipla) notifying us of Cipla’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the Orange Book for REVLIMID®. Cipla is seeking to manufacture and market a generic version of 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, on August 15, 2017, we timely filed an infringement action against Cipla in the U.S. District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) January 5, 2020. On October 13, 2017, Cipla filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our reply to Cipla’s

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

counterclaims on November 17, 2017. Fact discovery is set to close on March 15, 2019. The court has yet to enter a schedule for expert discovery and trial.

On May 8, 2018, we filed another infringement action against Cipla in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Cipla has not yet responded to the complaint.

We received a Notice Letter dated July 24, 2017 from Lotus Pharmaceutical Co., Inc. (Lotus) notifying us of Lotus’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,635,517; 6,315,720; 6,561,977; 6,755,784; 7,189,740; 7,465,800; 7,855,217; 7,968,569; 8,315,886; 8,404,717; 8,530,498; 8,626,531; 8,648,095; 9,056,120; 9,101,621; and 9,101,622 that are listed in the Orange Book for REVLIMID®. Lotus is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Lotus in the U.S. District Court for the District of New Jersey on September 6, 2017. As a result of the filing of our action, the FDA cannot grant final approval of Lotus’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) January 25, 2020. On October 5, 2017, Lotus filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our reply to Lotus’s counterclaims on November 9, 2017. Fact discovery is set to close on March 15, 2019. The court has yet to enter a schedule for expert discovery and trial.

On July 10, 2018, we filed another infringement action against Lotus in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Lotus has not yet responded to the complaint.

We received a Notice Letter dated November 28, 2017 from Apotex Inc. (Apotex) notifying us of Apotex’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 7,465,800; 7,468,363; 7,855,217; 8,315,886; 8,626,531; and 8,741,929 that are listed in the Orange Book for REVLIMID®. Apotex is seeking to manufacture and market a generic version of 2.5mg, 5mg, 10mg, 15mg, 20mg, and 25mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Apotex in the U.S. District Court for the District of New Jersey on January 11, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Apotex’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) May 29, 2020. On April 2, 2018, Apotex responded to the complaint by filing a motion to dismiss the case for failure to join a necessary party. We filed our response on May 21, 2018. Apotex filed its reply brief on June 11, 2018. The court has not yet decided Apotex's motion or entered a schedule for fact discovery, expert discovery, or trial.

POMALYST®: We received a Notice Letter dated March 30, 2017 from Teva Pharmaceuticals USA, Inc. (Teva) (the Teva Notice Letter) notifying us of Teva’s ANDA submitted to the FDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,316,471; 8,198,262; 8,673,939; 8,735,428 and 8,828,427 that are listed in the Orange Book for POMALYST®. Teva is seeking to manufacture and market a generic version of 1 mg, 2 mg, 3 mg, and 4 mg POMALYST® (pomalidomide) capsules in the United States. We later received similar Notice Letters (together with the Teva Notice Letter, the Pomalidomide Notice Letters) from other generic drug manufacturers -Apotex; Hetero USA, Inc. (Hetero); Aurobindo Pharma Ltd. (Aurobindo); Mylan Pharmaceuticals Inc. (Mylan); and Breckenridge Pharmaceutical, Inc. (Breckenridge) - relating to these and other POMALYST® patents listed in the Orange Book. In May 2018, we received a similar Notice Letter from Synthon Pharmaceuticals Inc. (the Synthon Notice Letter).

In response to the Pomalidomide Notice Letters, we timely filed infringement actions in the U.S. District Court for the District of New Jersey against Teva on May 4, 2017 and against Apotex, Hetero, Aurobindo, Mylan, and Breckenridge on May 11, 2017. As a result of the filing of our actions, the FDA cannot grant final approval of these ANDAs at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) August 8, 2020.

On July 13, 2017, Apotex and Hetero each filed answers and counterclaims asserting that each of the patents is invalid and/or not infringed, and further seeking declaratory judgments of noninfringement and invalidity for additional patents listed in the Orange Book for POMALYST®, namely U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886 and 8,626,531. On August 17, 2017, we filed replies to Apotex’s and Hetero’s counterclaims, as well as counter-counterclaims against Apotex and Hetero asserting infringement of U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886 and 8,626,531. Apotex and Hetero filed replies to our counter-counterclaims on September 6 and September 8, 2017, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 31, 2017, Breckenridge filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our reply to Breckenridge’s counterclaims on September 5, 2017. On December 6, 2017, Breckenridge filed an amended pleading to include counterclaims seeking declaratory judgments of noninfringement and invalidity for additional patents listed in the Orange Book for POMALYST®, namely U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886 and 8,626,531. Celgene replied to Breckenridge’s amended counterclaims and asserted counter-counterclaims on January 3, 2018.

On August 7, 2017, Teva filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. On September 11, 2017, we filed a reply to Teva’s counterclaims.

On August 9, 2017, Mylan filed a motion to dismiss the complaint, and on March 2, 2018, the court denied Mylan’s motion to dismiss without prejudice and granted our request for venue-related discovery.

On September 15, 2017, Aurobindo filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed, and further seeking declaratory judgments of noninfringement and invalidity for additional patents listed in the Orange Book for POMALYST®, namely U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886; and 8,626,531. We filed our reply to Aurobindo’s counterclaims and counter-counterclaims concerning U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886; and 8,626,531 on October 20, 2017. Aurobindo filed its answer to our counter-counterclaims on November 24, 2017.

In response to the Synthon Notice Letter, we timely filed an infringement action against Synthon in the U.S. District Court for the District of New Jersey on June 19, 2018. As a result of the filing of our actions, the FDA cannot grant final approval of Synthon’s ANDA at least until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) November 7, 2020. On July 16, 2018, Synthon filed an answer and counterclaims asserting that each of the patents asserted in the complaint is invalid and/or not infringed.

Fact discovery in the Apotex, Aurobindo, Breckenridge, Hetero, Mylan, and Teva cases is scheduled to close on March 1, 2019 and expert discovery in these cases is scheduled to close on September 30, 2019. Trial has not been scheduled in any POMALYST® litigation.

ABRAXANE®: We received a Notice Letter dated February 23, 2016 from Actavis LLC (Actavis) notifying us of Actavis’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,820,788; 7,923,536; 8,138,229; and 8,853,260 that are listed in the Orange Book for ABRAXANE®. We then received a Notice Letter dated October 25, 2016 from Cipla notifying us of Cipla’s ANDA, which contains Paragraph IV certifications against the same four patents for ABRAXANE®. Actavis and Cipla are each seeking to manufacture and market a generic version of ABRAXANE® 100 mg/vial.

On April 6, 2016, we filed an infringement action against Actavis in the U.S. District Court for the District of New Jersey. We entered into a settlement with Actavis, effective January 23, 2018, to terminate that patent litigation and Inter Partes Review (IPR) challenges between the parties relating to certain patents for ABRAXANE®. As part of the settlement, the parties filed a Consent Judgment with the U.S. District Court for the District of New Jersey, which was entered on January 26, 2018, enjoining Actavis from marketing generic paclitaxel protein-bound particles for injectable suspension before expiration of the patents-in-suit, except as provided for in the settlement. In the settlement, we agreed to provide Actavis with a license to our patents required to manufacture and sell a generic paclitaxel protein-bound particles for injectable suspension product in the United States beginning on March 31, 2022.

On December 7, 2016, we filed an infringement action against Cipla in the U.S. District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA until the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) April 25, 2019. On January 20, 2017, Cipla filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. Our reply was filed on February 24, 2017. The court has not yet set a date for trial.

On January 13, 2017, the UK High Court of Justice handed down a ruling after a hearing held on December 20, 2016 in which we argued that the UK Intellectual Property Office improperly rejected our request for an SPC to the ABRAXANE® patent UK No. 0 961 612 (the ’612 patent). In that ruling, the High Court referred the matter to the Court of Justice for the EU (CJEU). A hearing was held at the CJEU on June 21, 2018. We expect a decision from the CJEU later this year. If the CJEU were to find in our favor, the ruling would need to be implemented in other jurisdictions in which the proceedings are pending, potentially resulting in the grant of SPCs not only in the UK, but also in other jurisdictions that have previously rejected our initial request including Germany and Ireland. The ’612 patent expired in Europe in September 2017. However, if granted, the SPCs will expire in 2022. Data exclusivity in Europe will expire in January 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We received a Notice of Allegation (NOA) dated March 22, 2018 from Panacea Biotec Ltd. (Panacea) notifying us of the filing of Panacea’s ANDS with Canada’s Minister of Health, with respect to Canadian Letters Patent No. 2,509,365 (the '365 patent). Panacea is seeking to manufacture and market a generic version of 100 mg/vial ABRAXANE® (paclitaxel powder for injectable suspension, nanoparticle, albumin-bound (nab®) paclitaxel) in Canada. On May 4, 2018, our subsidiaries, Abraxis BioScience, LLC and Celgene Inc. commenced an action for patent infringement in the Federal Court of Canada seeking, among other relief, a declaration of infringement in relation to the ‘365 patent.

In June 2018, Celgene and Apotex settled certain patent disputes involving ABRAXANE® that were triggered by Apotex filing an ANDA in the United States, IPR patent challenges before the U.S. Patent Office (see below), and the aforementioned NOA filed by Apotex's marketing partner, Panacea. In addition to dismissing the patent proceedings, in the settlement we agreed to provide Apotex with a license to our patents required to manufacture and sell a generic paclitaxel protein-bound particles for injectable suspension product in the United States beginning on September 27, 2022, and in certain countries outside of the United States, including Canada, beginning on a later date.

OTEZLA®: We received Notice Letters from each of the following companies between May 14, 2018 and June 8, 2018: Alkem Laboratories Ltd. (Alkem); Amneal Pharmaceuticals LLC (Amneal); Annora Pharma Private Ltd. (Annora); Aurobindo; Cipla; DRL and Dr. Reddy’s Laboratories, Inc.; Emcure Pharmaceuticals Ltd. (Emcure); Glenmark Pharmaceuticals Ltd. (Glenmark); Macleods Pharmaceuticals Ltd. (Macleods); Mankind Pharma Ltd. (Mankind); MSN Laboratories Private Ltd. (MSN); Pharmascience Inc. (Pharmascience); Prinston Pharmaceutical Inc. (Prinston); Sandoz Inc. (Sandoz); Shilpa Medicare Ltd. (Shilpa); Teva; Torrent Pharmaceuticals Ltd. (Torrent); Unichem Laboratories, Ltd. (Unichem); and Zydus notifying us of their ANDAs, which contain Paragraph IV certifications against one or more of the following patents: U.S. Patent Nos. 6,962,940; 7,208,516; 7,427,638; 7,659,302; 7,893,101; 8,455,536; 8,802,717; 9,018,243; and 9,872,854, which are listed in the Orange Book for OTEZLA®. Each of the companies is seeking to market a generic version of OTEZLA®. In response to the Notice Letters, we timely filed infringement actions in the U.S. District Court for the District of New Jersey. As a result of the filing of our actions, the FDA cannot grant final approval of any of these companies' ANDAs until the earlier of (i) a final decision that each of the asserted patents is invalid, unenforceable, and/or not infringed, and (ii) September 21, 2021.

Juno patent-related proceedings:

KITE: On October 18, 2017, the day on which the FDA approved Kite Pharma, Inc.’s (Kite) Yescarta™ KTE-C19 product, Juno filed a complaint against Kite in the U.S. District Court for the Central District of California. The complaint alleged that Yescarta™ infringes claims 1-3, 5, 7-9, and 11 of U.S. Patent No. 7,446,190 (the ’190 Patent). Kite answered the complaint on November 28, 2017, and filed counterclaims of non-infringement and invalidity against Juno. Juno filed a motion to dismiss Kite’s counterclaims and to strike certain affirmative defenses on December 19, 2017.

On March 8, 2018, the court granted Juno’s motion to dismiss and strike, and ordered Kite to file an amended answer and counterclaims. On the same day, the court denied Kite’s motion to stay. On March 29, 2018, Kite filed an amended answer and counterclaims, asserting that the ’190 Patent is invalid and/or not infringed. On April 9, 2018, we filed an answer to Kite’s counterclaims. Fact and expert discovery are set to close on September 24, 2018 and December 10, 2018, respectively, and trial is scheduled to begin on March 26, 2019.

CITY OF HOPE: On August 22, 2017, City of Hope (COH) filed a lawsuit against Juno in the U.S. District Court for the Central District of California alleging that Juno, prior to its acquisition by Celgene, breached an exclusive license agreement (ELA) between Juno and COH by sublicensing COH intellectual property to Celgene without COH’s consent and by failing to pay COH related sublicensing revenues. COH sought damages in an amount no less than $93.75 million in alleged sublicense revenues and a judicial declaration that the ELA has terminated. In July 2018, Juno and COH entered into a confidential settlement agreement dismissing the lawsuit and reinstating the ELA. The settlement amount was not materially different than the amount we had previously accrued for this matter.

Proceedings involving the U.S. Patent and Trademark Office (USPTO):

REMS IPR: Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the USPTO to institute a post grant review. On April 23, 2015, we were informed that the Coalition for Affordable Drugs VI LLC filed petitions for IPR challenging the validity of our U.S. Patent Nos. 6,045,501 (the ’501 patent) and 6,315,720 (the ’720 patent) covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on July 21, 2016. The PTAB's decisions, rendered on October 26,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2016, held that the ’501 and ’720 patents are invalid, primarily due to obviousness in view of certain publications. On November 25, 2016, we requested a rehearing with respect to certain claims of these patents. On September 8, 2017, the PTAB denied our rehearing request for the ’501 patent, but granted our rehearing request pertaining to a certain claim of the ’720 patent.

We timely appealed to the U.S. Court of Appeals for the Federal Circuit the PTAB’s determinations regarding certain claims of the ’720 patent and the ’501 patent on November 6, 2017 and on November 9, 2017, respectively. On February 26, 2018, the USPTO intervened in our appeal. Our opening briefs were filed on May 31, 2018. The ’501 and ’720 patents remain valid and enforceable pending appeal. We retain other patents covering certain aspects of our REMS program, as well as patents that cover our products that use our REMS system.

ABRAXANE® IPR: On April 4, 2017, Actavis filed petitions for IPRs challenging the validity of our U.S. Patent Nos. 8,138,229 (the ’229 patent); 7,923,536 (the ’536 patent); 7,820,788 (the ’788 patent); and 8,853,260 (the ’260 patent) covering certain aspects of our ABRAXANE® product. On October 10, 2017, the PTAB instituted IPR proceedings on the ’229, ’536, and ’788 patents and on October 11, 2017 denied institution of the IPR on the ‘260 patent. On January 29, 2018, the parties submitted a joint motion to terminate all three IPRs in connection with the settlement entered into with Actavis mentioned above. On May 8, 2018, the PTAB granted the parties’ joint motion to terminate.

On November 9, 2017, Apotex and Cipla each filed petitions for IPRs challenging the validity of the ’229, ’536, and’788 patents. On May 8, 2018, the PTAB denied institution of all IPRs.

REVLIMID® IPR: On February 23, 2018, Apotex filed a petition for IPR challenging the validity of our U.S. Patent Nos. 8,741,929 (the ’929 patent). Our preliminary response was filed on June 28, 2018. The PTAB has until September 28, 2018 to determine whether it will institute the IPR.

JUNO IPR: On August 13, 2015, Kite filed a petition for IPR challenging the validity of U.S. Patent Nos. 7,446,190 (the ’190 Patent), exclusively licensed from Memorial Sloan Kettering Cancer Center. On February 11, 2016, the PTAB instituted the IPR proceedings. A hearing was held before the PTAB on October 20, 2016. On December 16, 2016, the PTAB issued a final written decision upholding all claims of the ’190 Patent. On February 16, 2017, Kite filed a notice of appeal of the PTAB’s final written decision to the U.S. Court of Appeals for the Federal Circuit. On June 6, 2018, the Federal Circuit affirmed the decision of the Patent Trial and Appeal Board, upholding all claims of the ’190 Patent.

Other Proceedings:

MYLAN: On April 3, 2014, Mylan filed a lawsuit against us in the U.S. District Court for the District of New Jersey alleging that we violated various federal and state antitrust and unfair competition laws by allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs so that Mylan may conduct the bioequivalence testing necessary to submit ANDAs to the FDA for approval to market generic versions of these products. Mylan is seeking injunctive relief, damages and a declaratory judgment. We filed a motion to dismiss Mylan’s complaint on May 25, 2014. Mylan filed its opposition to our motion to dismiss on June 16, 2014. The Federal Trade Commission filed an amicus curiae brief in opposition to our motion to dismiss on June 17, 2014.

On December 22, 2014, the court granted our motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan's related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the remaining claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015, we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the U.S. Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. The motion for summary judgment was argued on December 13, 2017. Thereafter, the court ordered the parties to mediate and administratively stayed the case pending the mediation. The mediation was held on January 25, 2018, but no settlement was reached. Supplemental briefing on the motion for summary judgment was filed on February 1, 2018. No trial date has been set.

THALOMID AND REVLIMID ANTITRUST LITIGATION: On November 7, 2014, the International Union of Bricklayers and Allied Craft Workers Local 1 Health Fund (IUB) filed a putative class action lawsuit against us in the U.S. District Court for the District of New Jersey alleging that we violated various antitrust, consumer protection, and unfair competition laws by (a) allegedly securing an exclusive supply contract with Seratec S.A.R.L. so that Barr Laboratories allegedly could not secure its own supply of thalidomide active pharmaceutical ingredient, (b) allegedly refusing to sell samples of our THALOMID® and REVLIMID® brand drugs to various generic manufacturers for the alleged purpose of bioequivalence testing necessary for

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ANDAs to be submitted to the FDA for approval to market generic versions of these products, and (c) allegedly bringing unjustified patent infringement lawsuits in order to allegedly delay approval for proposed generic versions of THALOMID® and REVLIMID®. IUB, on behalf of itself and a putative class of third party payers, is seeking injunctive relief and damages.

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

We filed our answers to the IUB and Providence complaints in January 2016. On June 14, 2017, a new complaint was filed by the same counsel representing the plaintiffs in the IUB case, making similar allegations and adding three new plaintiffs - International Union of Operating Engineers Stationary Engineers Local 39 Health and Welfare Trust Fund (Local 39), The Detectives’ Endowment Association, Inc. (DEA) and David Mitchell. Plaintiffs added allegations that our settlements of patent infringement lawsuits against certain generic manufacturers have had anticompetitive effects. Counsel identified the new complaint as related to the IUB and Providence cases and, on August 1, 2017, filed a consolidated amended complaint on behalf of IUB, Providence, Local 39, DEA, and Mitchell. On September 28, 2017, the same counsel filed another complaint, which it identified as related to the consolidated case, and which made similar allegations on behalf of an additional asserted class representative, New England Carpenters Health Benefits Fund (NEC). The NEC action has been consolidated with the original action involving IUB, Providence, DEA, Local 39, and Mitchell into a master action for all purposes.

On October 2, 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. On February 26, 2018, we filed our opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. The plaintiffs filed their opposition to our motion for judgment on the pleadings on April 2, 2018, and we filed our reply on April 13, 2018. The plaintiffs filed their reply in support of their class certification motion on May 18, 2018. Fact discovery in these cases closed on May 17, 2018. The plaintiffs filed opening expert reports on June 18, 2018; responsive and rebuttal reports are due on August 27, 2018 and October 15, 2018, respectively. Expert discovery in these cases is scheduled to close on October 29, 2018. No trial date has been set.

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

JUNO SECURITIES CLASS ACTION: In July 2016, two putative securities class action complaints (the Veljanoski Complaint and the Wan Complaint) were filed against Juno and its chief executive officer, Hans E. Bishop, in the U.S. District Court for the Western District of Washington. On September 7, 2016, an additional putative securities class action complaint (the Paradisco Complaint and, together with the Velianoski Complaint and the Wan Complaint, the Complaints) was filed against Juno, Mr. Bishop, and its chief financial officer, Steve Harr, in the U.S. District Court for the Western District of Washington. The Complaints generally allege material misrepresentations and omissions in public statements regarding patient deaths in Juno’s Phase II clinical trial of JCAR015 as well as, violations by all named defendants of Sections 10(b) and 20(a) of the Securities Exchange Act. On October 7, 2016, the Complaints were consolidated into a single action. On December 12, 2016, the court-appointed lead plaintiff and a named plaintiff filed a Consolidated Amended Complaint (Consolidated Complaint), which includes claims against Juno, Mr. Bishop, Dr. Harr, and Juno’s chief medical officer, Dr. Mark J. Gilbert (the Defendants). The Consolidated Complaint includes allegations similar to those in the previous Complaints, as well as additional allegations regarding purported material misrepresentations and omissions in public statements after July 7, 2016 regarding the safety of JCAR015. The parties mediated on May 9, 2018, following which the parties agreed to a settlement in principle of the class action for which the parties will be seeking court approval. The settlement amount was not materially different than the amount we had previously accrued for this matter.

CELGENE SECURITIES CLASS ACTION: On March 29, 2018, the City of Warren General Employees’ Retirement System filed a putative class action against us and certain of our officers in the U.S. District Court for the District of New Jersey. The complaint alleges that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

trials of GED-0301, (2) 2020 outlook and projected sales of OTEZLA®, and (3) the new drug application for Ozanimod. On May 3, 2018, a similar putative class action lawsuit against us and certain of our officers was filed by Charles H. Witchcoff in the U.S. District Court for the District of New Jersey. The complaint alleges that defendants violated federal securities laws by making material misstatements and/or omissions concerning (1) trials of GED-0301, (2) 2020 outlook and projected sales of OTEZLA®, and (3) the new drug application for Ozanimod. The date by which defendants will be obligated to answer or otherwise respond to the claims against them will be set after the court appoints a lead plaintiff, which has not yet occurred.

On July 12, 2018, Saratoga Advantage Trust Health and Biotechnology Portfolio filed a shareholder derivative complaint against certain members of our board of directors in the U.S. District Court for the District of New Jersey.  The complaint alleges that (1) certain defendants made misrepresentations and omissions of material fact concerning, among other things, trials of GED-0301, sales of OTEZLA®, 2017 and 2020 fiscal guidance, and the new drug application for Ozanimod and (ii) all defendants failed to adequately supervise Celgene with regard to trials of GED-0301, sales of OTEZLA®, 2017 and 2020 fiscal guidance, the new drug application for Ozanimod, and the promotion and marketing of REVLIMID®.

The plaintiff has agreed to stay the defendants’ obligation to answer or otherwise respond to the allegations in the complaint in deference to the Celgene Securities Class Actions and subject to thirty days’ notice by either plaintiff or defendants of an intent to proceed.

HUMANA, INC (HUMANA):  On May 16, 2018, Humana filed a lawsuit against us in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges we engage in unlawful off-label marketing in connection with sales of THALOMID® and REVLIMID® and asserts claims against us for fraud, breach of contract, negligent misrepresentation, unjust enrichment, and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. On June 13, 2018, we removed Humana’s lawsuit to the U.S. District Court for the Eastern District of Kentucky and, on July 11, 2018, filed a motion to dismiss Humana’s complaint in full. On July 12, 2018, Humana moved to remand the case to state court. The court has not set a hearing date for the motions.

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

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new drug candidates. Our clinical trial activity includes trials across the disease areas of hematology, solid tumors, and inflammation and immunology. REVLIMID® is in several phase III trials covering a range of hematological malignancies that include lymphomas. Also, within hematological malignancies, POMALYST® is in several phase III and post-approval trials for relapsed/refractory multiple myeloma (RRMM). In solid tumors, ABRAXANE® is currently in various stages of investigation for pancreatic and non-small cell lung cancers. In inflammation and immunology, OTEZLA® is being evaluated in phase III trials for Behçet's disease and scalp psoriasis. We also have a growing number of potential products in phase III trials across multiple diseases. In the inflammation and immunology therapeutic area, we have completed two phase III trials (RADIANCE® and SUNBEAM®) for ozanimod in relapsing multiple sclerosis (RMS) and phase III trials are underway in ulcerative colitis and Crohn's disease. In hematology, the phase III trial (MEDALIST®) for luspatercept in patients with low-to-intermediate risk myelodysplastic syndromes (MDS) achieved primary and key secondary endpoints during 2018. In addition, the phase III trial (BELIEVE®) for luspatercept in patients with Transfusion- dependent Beta-thalassemia achieved primary and key secondary endpoints during 2018. Phase III trials are underway for CC-486 in MDS and in acute myeloid leukemia (AML). We also initiated the pivotal TRANSCEND WORLD® trial evaluating JCAR017 (lisocabtagene maraleucel) in R/R diffuse large B-cell lymphoma (DLBCL).  In July 2017, we entered into global strategic immuno-oncology collaboration with BeiGene, Ltd. (BeiGene) to advance a PD-1 Inhibitor (BGB-A317) program for solid tumor cancers. In 2018, our partner, BeiGene, initiated a phase III trial for BGB-A317 in hepatocellular carcinoma (HCC).

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2017 Annual Report on Form 10-K filed with the SEC. The following tables present significant developments in our pivotal and phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2018, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Pivotal and Phase III Trials:

Product Candidate	Trial	Disease Indication	Action
JCAR017 (lisocabtagene maraleucel)	TRANSCEND WORLD (BCM-001)	R/R DLBCL	Initiated
Ozanimod	RPC01-3201	Crohn's disease	Initiated
Ozanimod	RPC01-3202	Crohn's disease	Initiated

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
IDHIFA	rrAML	EU	EMA	Filing Accepted

Recent Transactions

Accelerated Share Repurchase: In May 2018, we entered into an accelerated share repurchase (ASR) agreement to repurchase an aggregate of $2 billion of our common stock. The ASR utilized part of the existing Board authorized share repurchase program which was increased by $5 billion and $3 billion in February and May 2018, respectively. During the three-month period ended June 30, 2018, we used $3.4 billion of cash for purchases of our common stock measured on a settlement date basis, including the $2 billion paid for the ASR for which we have received a partial delivery of approximately 18 million shares as of June 30, 2018.

Financial Update

In August 2017, the Financial Accounting Standards Board (FASB) issued "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12) which we adopted on August 31, 2017 with an initial application date of January 1, 2017. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, during the nine-month period ended September 30, 2017, the Company recorded pre-tax income of $48 million and $37 million for the three- and six-month periods ended June 30, 2017 as a result of applying the new guidance. As such, we have recast the financial statements for the quarterly period ended June 30, 2017 to reflect the adoption of ASU 2017-12 as follows:

	Three-Month Period Ended		Six- Month Period Ended
	June 30, 2017		June 30, 2017
	As Reported	As Revised	As Reported	As Revised
Net product sales	$3,256	$3,259	$6,206	$6,211
Other (expense) income, net	(76)	(31)	(50)	(18)
Income tax provision	69	77	153	159
Net income	1,061	1,101	2,002	2,033
Diluted net income per common share	$1.31	$1.36	$2.47	$2.51

The following table summarizes net product sales, total revenue and earnings for the three-month periods ended June 30, 2018 and 2017 (dollar amounts in millions, except per share amounts):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
Net product sales	$3,808	$3,259	$549	16.8%
Total revenue	3,814	3,271	543	16.6%
Net income	1,045	1,101	(56)	(5.1)%
Diluted earnings per share	$1.43	$1.36	$0.07	5.1%

Total net product sales for the three-month period ended June 30, 2018 increased by $549 million, or 16.8%, to approximately $3.8 billion compared to the three-month period ended June 30, 2017. The increase was comprised of net volume increases of $492 million, or 15.1%, and net price increases of $77 million, or 2.3%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by price decreases in Europe. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted net product sales by $20 million, or (0.6)%.

Total revenue increased by $543 million, or 16.6%, to approximately $3.8 billion for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, reflecting increases of $306 million, or 14.4%, in the United States and $237 million, or 20.6%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting net income and diluted earnings per share for the three-month periods ended June 30, 2018 and 2017 are as follows (dollar amounts in millions):

	Income Statement Classification	Three-Month Periods Ended June 30,		Increase (Decrease)
		2018	2017
Collaboration arrangements (see Note 14*)	Research and development	$167	$78	$89
Litigation-related loss contingency accrual expense (see Note 16*)	Selling, general and administrative	—	315	(315)
Amortization of acquired intangible assets (see Note 10)*	Amortization of acquired intangible assets	127	88	39
Juno acquisition costs (see Note 3*)	Acquisition related charges (income) and restructuring, net	27	—	27
Share-based compensation expense (1)	Cost of goods sold, Research and development, and Selling, general and administrative	284	170	114

(1) Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $100 million and $50 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-month period ended June 30, 2018. See Notes 3 and 12 of the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

The following table summarizes net product sales, total revenue and earnings for the six-month periods ended June 30, 2018 and 2017 (dollar amounts in millions, except per share amounts):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
Net product sales	$7,339	$6,211	$1,128	18.2%
Total revenue	7,352	6,233	1,119	18.0%
Net income	1,891	2,033	(142)	(7.0)%
Diluted earnings per share	$2.52	$2.51	$0.01	0.4%

Total net product sales for the six-month period ended June 30, 2018 increased by approximately $1.1 billion, or 18.2%, to approximately $7.3 billion compared to the six-month period ended June 30, 2017. The increase was comprised of net volume increases of $950 million, or 15.3%, and net price increases of $193 million, or 3.1%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, OTEZLA® and POMALYST®/IMNOVID®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by price decreases in Europe. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted net product sales by $15 million, or (0.2)%.

Total revenue increased by approximately $1.1 billion, or 18.0%, to approximately $7.4 billion for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, reflecting increases of $740 million, or 18.6%, in the United States and $379 million, or 16.7%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting net income and diluted earnings per share for the six-month periods ended June 30, 2018 and 2017 are as follows (dollar amounts in millions):

	Income Statement Classification	Six-Month Periods Ended June 30,		Increase (Decrease)
		2018	2017
Collaboration arrangements (see Note 14*)	Research and development	$414	$99	$315
Research and development asset acquisition expenses (see Note 3*)	Research and development	1,125	325	800
Adjustment of clinical trial and development activity wind-down costs	Selling, general and administrative	(60)	—	(60)
Amortization of acquired intangible assets (see Note 10*)	Amortization of acquired intangible assets	214	170	44
Litigation-related loss contingency accrual expense	Selling, general and administrative	—	315	(315)
Juno acquisition costs (see Note 3*)	Acquisition related charges (income) and restructuring, net	88	—	88
Fair value adjustments on equity investments (see Note 1*)	Other income (expense), net	953	—	953
Share-based compensation expense (1)	Cost of goods sold, Research and development, and Selling, general and administrative	685	323	362

(1) Includes share-based compensation expense related to the post-combination service period of $233 million and $167 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the six-month period ended June 30, 2018. See Notes 3 and 12 to the Unaudited Consolidated Financial Statements contained elsewhere in this report.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Three-Month Periods Ended June 30, 2018 and 2017

Net Product Sales and Other Revenues

Net product sales and other revenues for the three-month periods ended June 30, 2018 and 2017 were as follows (dollar amounts in millions):

REVLIMID®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	$1,586	$1,358	$228	16.8%
International	867	676	191	28.3%
Worldwide	$2,453	$2,034	$419	20.6%

REVLIMID® net sales increased by $419 million, or 20.6%, to approximately $2.5 billion for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. Sales growth was primarily volume-driven due to global increases in treatment duration and market share. Outside the U.S., customer buying patterns and sales of product for use in clinical trials favorably impacted the 2018 period. International volume growth was partially offset by net price decreases. In the U.S., sales growth increased due to increases in both unit sales and price.

POMALYST®/IMNOVID®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	341	241	$100	41.5%
International	166	150	16	10.7%
Worldwide	$507	$391	$116	29.7%

POMALYST®/IMNOVID® net sales increased by $116 million, or 29.7%, to $507 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to increased treatment duration in Europe. International volume growth was partially offset by net price decreases.

OTEZLA®

	Three-Month Periods Ended June 30,		(Decrease) Increase	Percent Change
	2018	2017
U.S.	$291	$306	$(15)	(4.9)%
International	84	52	32	61.5%
Worldwide	$375	$358	$17	4.7%

OTEZLA® net sales increased by $17 million, or 4.7%, to $375 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, primarily due to increased international sales. Volume increased in all international markets led by Japan, where it was launched in 2017. This increase was partially offset by a decrease in net sales in the U.S. primarily due to a reduction in net selling prices as a result of managed care contracts executed in 2017 which resulted in increased gross-to-net charges.

ABRAXANE®

	Three-Month Periods Ended June 30,		Decrease	Percent Change
	2018	2017
U.S.	$152	$161	$(9)	(5.6)%
International	91	93	(2)	(2.2)%
Worldwide	$243	$254	$(11)	(4.3)%

ABRAXANE® net sales decreased by $11 million, or 4.3%, to $243 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, primarily due to decreased sales in the U.S. market. The volume decline in the U.S. was partially offset by price increases. International volume growth was more than offset by net price decreases.

OTHER PRODUCT SALES

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	$55	$49	$6	12.2%
International	175	173	2	1.2%
Worldwide	$230	$222	$8	3.6%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, and ISTODAX®, increased by $8 million primarily due to net sales from IDHIFA®, which launched in the third quarter of 2017, partially offset by decreases in net sales from THALOMID® and generic azacitidine for injection.

Other Revenue: Other revenue decreased by $6 million to $6 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. Beginning in 2018, we are no longer entitled to receive royalties from Novartis on sales of RITALIN® and FOCALIN XR®, which primarily contributed to the decrease in Other revenue.

Gross to Net Sales Accruals: We record gross to net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross to net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2017 Annual Report on Form 10-K.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2018 and 2017 were as follows (in millions):

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of March 31, 2018	$659	$316	$19	$15	$1,009
Allowances for sales during prior periods	(12)	—	—	—	(12)
Allowances for sales during 2018	281	390	59	4	734
Credits/deductions issued for sales during prior periods	(41)	(27)	—	(2)	(70)
Credits/deductions issued for sales during 2018	(207)	(373)	(57)	(1)	(638)
Balance as of June 30, 2018	$680	$306	$21	$16	$1,023

Balance as of March 31, 2017	$447	$199	$17	$13	$676
Allowances for sales during prior periods	2	(3)	—	—	(1)
Allowances for sales during 2017	214	285	48	3	550
Credits/deductions issued for sales during prior periods	(29)	(19)	—	(3)	(51)
Credits/deductions issued for sales during 2017	(141)	(249)	(47)	—	(437)
Balance as of June, 2017	$493	$213	$18	$13	$737

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2018 and 2017 are as follows:

Government rebate provisions increased by $53 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, due to a $39 million increase in international government rebates and a $14 million increase in the U.S. market. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $14 million due to an increase in Medicaid rebates (primarily in the managed care channel). In 2019, we expect the rebate provision for the Medicare Part D Coverage Gap to increase as a result of a planned increase in the portion manufacturers of pharmaceutical products are responsible for.

Chargebacks and distributor service fees provisions increased by $108 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. Chargebacks increased by approximately $40 million and distributor service fees increased by approximately $68 million. The increase in chargebacks was primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. The distributor service fee increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $67 million of the increase, as well as a $5 million increase in commercial copayment program expense and a $2 million increase in the distributor service fee expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $11 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $6 million related to REVLIMID® as well as increases related to OTEZLA® and POMALYST®.

Provisions for sales returns and allowances increased by $1 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017 due to an increase in the OTEZLA® returns reserve in the second quarter of 2018.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended June 30, 2018 and 2017 were as follows (dollar amounts in millions):

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Cost of goods sold (excluding amortization of acquired intangible assets)	$126	$111	$15	13.5%
Percent of Net product sales	3.3%	3.4%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $15 million to $126 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) remained virtually unchanged for the three-month period ended June 30, 2018 as compared to the three-month period ended June 30, 2017.

Research and Development

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Research and development	$1,251	$835	$416	49.8%
Percent of Total revenue	32.8%	25.5%

Research and development expenses increased by $416 million to approximately $1.3 billion for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. The increase was primarily due to $225 million of incremental research and development expense related to the acquisition of Juno, including $100 million of share-based compensation expense. Also contributing to the increase in Research and development expense was an increase in expenses related to collaboration agreements of $89 million. Lastly, higher expenses related to submission-related work on multiple programs also contributed to the increase. See Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions and our collaboration arrangements, respectively. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing asset acquisitions and collaboration arrangements and associated obligations pursuant to such arrangements.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
Human pharmaceutical clinical programs	$508	$349	$159	45.6%
Other pharmaceutical programs	368	197	171	86.8%
Drug discovery and development	208	194	14	7.2%
Collaboration arrangements (See Note 14*)	167	78	89	114.1%
Cellular therapy	—	17	(17)	(100.0)%
Total	$1,251	$835	$416	49.8%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Three-Month Periods Ended June 30,		Decrease	Percent Change
	2018	2017
Selling, general and administrative	$790	$939	$(149)	(15.9)%
Percent of Total revenue	20.7%	28.7%

Selling, general and administrative expenses decreased by $149 million to $790 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017. The decrease primarily relates to the litigation-related loss contingency accrual expense of $315 million related to the previously disclosed Brown Action, which was recorded in the second quarter of 2017. This decrease was partially offset by incremental expense of $79 million due to the acquisition of Juno, including share-based compensation expense of $50 million. The decrease is further offset by an increase of approximately $40 million in marketing related expenses. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Amortization of acquired intangible assets	$127	$88	$39	44.3%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2018 and 2017 (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)
Acquisitions	2018	2017
Abraxis	$88	$38	$50
Avila	—	8	(8)
Gloucester	—	23	(23)
Juno	21	—	21
Pharmion	—	1	(1)
Quanticel	18	18	—
Total amortization	$127	$88	$39

Effective for the second quarter of 2018, we reduced the remaining estimated useful life of our ABRAXANE® intangible assets as a result of recent settlements of patent-related proceedings (see Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the settlements), which resulted in approximately $50 million of accelerated amortization. Amortization expense also increased as a result of the technology platform asset acquired through our acquisition of Juno. These increases were partially offset by reductions in amortization expense as the Gloucester and Avila intangible assets were fully amortized in the first quarter of 2018 and the second quarter of 2017, respectively. See Note 3 and Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information regarding our acquisition of Juno and the recent settlements regarding patent litigation, respectively.

Acquisition Related Charges (Income) and Restructuring, Net

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Acquisition related charges (income) and restructuring, net	$34	$(13)	$47	N/A

Acquisition related charges (income) and restructuring, net was a net charge of $34 million for the three-month period ended June 30, 2018, compared to a net benefit of $13 million for the three-month period ended June 30, 2017. The net charge in 2018 primarily relates to $27 million of restructuring and acquisition costs associated with the acquisition of Juno. The net benefit in

2017 primarily related to a reduction in the fair value of our contingent liabilities associated with the acquisition of Quanticel. See Notes 3 and 6 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno and contingent consideration liabilities, respectively.

Other Income and Expenses

Interest and Investment Income, Net: Interest and investment income, net decreased by $15 million to $9 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017 primarily due to lower investment balances as compared to the prior year.

	Three-Month Periods Ended June 30,		Decrease	Percent Change
	2018	2017
Interest and investment income, net	$9	$24	$(15)	(62.5)%

Interest (Expense): Interest (expense) increased by $66 million to $192 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017 primarily due to the interest expense associated with the issuance of $3.5 billion of senior notes during the second half of 2017 as well as the issuance of $4.5 billion of senior notes during February of 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt issuances.

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Interest (expense)	$(192)	$(126)	$(66)	52.4%

Other Income (Expense), Net: Other income (expense), net and fluctuations in the components of Other income (expense), net is summarized below for three-month periods ended June 30, 2018 and 2017 (in millions):

	Three-Month Periods Ended June 30,		Increase (Decrease)
	2018	2017
Foreign exchange (losses) gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$(4)	$6	$(10)
Fair value adjustments on equity investments (see Note 1*)	(6)	—	(6)
Investment impairment charge	—	(45)	45
Gain on sale of equity investment in Flexus Biosciences, Inc.	—	9	(9)
Other	14	(1)	15
Total Other income (expense), net	$4	$(31)	$35
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The income tax provision increased by $185 million to $262 million for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017, primarily as a result of an increase in the effective tax rate. The effective tax rate for the three-month period ended June 30, 2018 was 20.0%, an increase of 13.5 percentage points from our effective tax rate of 6.5% for the three-month period ended June 30, 2017. The increase in our effective tax rate was primarily due to a decrease in excess tax benefits from employee stock compensation deductions, for which our effective tax rate was increased by 7.7 percentage points. Our effective tax rate was also increased by our estimate of U.S. tax on forecasted Global Intangible Low-Taxed Income (subject to taxation at an effective statutory tax rate of 10.5%), non-deductible research expenses incurred in our acquisition of Impact, and a decrease in tax benefits of lower statutory tax rates on pre-tax income earned outside the U.S., all of which were partially offset by a reduction in the U.S. statutory tax rate from 35% to 21%, which was enacted on December 22, 2017 as part of the U.S. tax reform legislation (2017 Tax Act).

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

Six-Month Periods Ended June 30, 2018 and 2017

Net Product Sales and Other Revenues

Net product sales and other revenues for the six-month periods ended June 30, 2018 and 2017 were as follows (dollar amounts in millions):

REVLIMID®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	$3,073	$2,592	$481	18.6%
International	1,614	1,326	288	21.7%
Worldwide	$4,687	$3,918	$769	19.6%

REVLIMID® net sales increased by $769 million, or 19.6%, to approximately $4.7 billion for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. Sales growth was primarily volume-driven due to global increases in treatment duration and market share. Outside the U.S., customer buying patterns and sales of product for use in clinical trials favorably impacted the 2018 period. International volume growth was partially offset by net price decreases. In the U.S., sales growth increased due to increases in both unit sales and price.

POMALYST®/IMNOVID®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	$641	$457	$184	40.3%
International	319	298	21	7.0%
Worldwide	$960	$755	$205	27.2%

POMALYST®/IMNOVID® net sales increased by $205 million, or 27.2%, to $960 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to sales growth in Europe as a result of increased treatment duration. International volume growth was partially offset by net price decreases.

OTEZLA®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	$567	$505	$62	12.3%
International	161	95	66	69.5%
Worldwide	$728	$600	$128	21.3%

OTEZLA® net sales increased by $128 million, or 21.3%, to $728 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, due to increased worldwide sales. Volume increased in all international markets led by Japan, where it was launched in 2017. Net sales in the U.S. increased primarily due to an increase in unit sales partially offset by a reduction in net selling prices as a result of managed care contracts executed in 2017 which resulted in increased gross-to-net charges.

ABRAXANE®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
U.S.	$311	$303	$8	2.6%
International	194	187	7	3.7%
Worldwide	$505	$490	$15	3.1%

ABRAXANE® net sales increased by $15 million, or 3.1%, to $505 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, primarily due to unit sales and price increases in the U.S. market. International volume growth was partially offset by net price decreases.

OTHER PRODUCT SALES

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
U.S.	$112	$99	$13	13.1%
International	347	349	(2)	(0.6)%
Worldwide	$459	$448	$11	2.5%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, and ISTODAX®, increased by $11 million primarily due to net sales from IDHIFA®, which launched in the third quarter of 2017, partially offset by decreases in net sales from THALOMID® and generic azacitidine for injection.

Other Revenue: Other revenue decreased by $9 million to $13 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. Beginning in 2018, we are no longer entitled to receive royalties from Novartis on sales of RITALIN® and FOCALIN XR®, which primarily contributed to the decrease in Other revenue.

Gross to Net Sales Accruals: We record gross to net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross to net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2017 Annual Report on Form 10-K.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2018 and 2017 were as follows (in millions):

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2017	$544	$270	$20	$15	$849
Allowances for sales during prior periods	(18)	(3)	—	—	(21)
Allowances for sales during 2018	578	760	115	6	1,459
Credits/deductions issued for sales during prior periods	(188)	(163)	(19)	(3)	(373)
Credits/deductions issued for sales during 2018	(236)	(558)	(95)	(2)	(891)
Balance as of June 30, 2018	$680	$306	$21	$16	$1,023

Balance as of December 31, 2016	$371	$190	$16	$18	$595
Allowances for sales during prior periods	10	(23)	—	(5)	(18)
Allowances for sales during 2017	424	531	90	5	1,050
Credits/deductions issued for sales during prior periods	(164)	(95)	(16)	(4)	(279)
Credits/deductions issued for sales during 2017	(148)	(390)	(72)	(1)	(611)
Balance as of June 30, 2017	$493	$213	$18	$13	$737

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2018 and 2017 are as follows:

Government rebate provisions increased by $126 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, due to an $80 million increase in international government rebates and a $46 million increase in the U.S. market. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $40 million due to an increase in Medicaid rebates (primarily in the managed care channel) and $6 million due to an increase in expense related to Medicare Part D Coverage Gap. In 2019, we expect the rebate provision for the Medicare Part D Coverage Gap to increase as a result of a planned increase in the portion manufacturers of pharmaceutical products are responsible for.

Chargebacks and distributor service fees provisions increased by $249 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. Chargebacks increased by approximately $102 million and distributor service fees increased by approximately $147 million. The increase in chargebacks was primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates, including a $5 million increase related to the TRICARE program driven by higher sales volumes. The distributor service fee increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $122 million of the increase, as well as a $19 million increase in commercial copayment program expense and a $6 million increase in the distributor service fee expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $25 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $13 million related to REVLIMID® as well as increases related to OTEZLA® and POMALYST®.

Provisions for sales returns and allowances increased by $6 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 as the prior year period included a $5 million reduction in the ABRAXANE® returns reserve allowance related to inventory levels held by certain distributors at the end of 2016 which were sold to end customers during the first quarter of 2017 and due to an increase in the OTEZLA® returns reserve in the second quarter of 2018.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the six-month periods ended June 30, 2018 and 2017 were as follows (dollar amounts in millions):

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Cost of goods sold (excluding amortization of acquired intangible assets)	$261	$224	$37	16.5%
Percent of Net product sales	3.6%	3.6%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $37 million to $261 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. Despite the increase, as a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) remained flat at 3.6% for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017.

Research and Development

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Research and development	$3,454	$1,830	$1,624	88.7%
Percent of Total revenue	47.0%	29.4%

Research and development expenses increased by approximately $1.6 billion to approximately $3.5 billion for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. The increase was primarily due to higher research and development asset acquisition expense related to our purchase of Impact Biomedicines, Inc. for $1.1 billion in 2018 as compared to $325 million for two acquisitions in 2017. Also contributing to the increase was $385 million of incremental research and development expense related to the acquisition of Juno, including $233 million of share-based compensation expense. Lastly, expense related to collaboration agreements increased by $315 million in 2018. See Note 3 and Note 14 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions and our collaboration arrangements, respectively. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing asset acquisitions and collaboration arrangements and associated obligations pursuant to such arrangements.

The following table provides a breakdown of research and development expenses (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
Human pharmaceutical clinical programs	$976	$642	$334	52.0%
Other pharmaceutical programs	558	389	169	43.4%
Drug discovery and development	381	351	30	8.5%
Collaboration arrangements (See Note 14*)	414	99	315	318.2%
Research and development asset acquisition expenses (See Note 3*)	1,125	325	800	246.2%
Cellular therapy	—	24	(24)	(100.0)%
Total	$3,454	$1,830	$1,624	88.7%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Selling, general and administrative	$1,654	$1,559	$95	6.1%
Percent of Total revenue	22.5%	25.0%

Selling, general and administrative expenses increased by $95 million to $1,654 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. The increase is primarily due to incremental expense of $210 million related to the acquisition of Juno, including $167 million of share-based compensation expense. Additionally, the increase was also due to an increase of approximately $80 million of marketing related expenses and an increase of $48 million in donations to independent non-profit patient assistance organizations in the U.S. These increases were partially offset by a litigation-related loss contingency accrual expense of $315 million related to the previously disclosed Brown Action, which was recorded in the second quarter of 2017. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Amortization of acquired intangible assets	$214	$170	$44	25.9%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2018 and 2017 (in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)
Acquisitions	2018	2017
Abraxis	$126	$76	$50
Avila	—	10	(10)
Gloucester	23	46	(23)
Juno	28	—	28
Pharmion	1	2	(1)
Quanticel	36	36	—
Total amortization	$214	$170	$44

Effective for the second quarter of 2018, we reduced the remaining estimated useful life of our ABRAXANE® intangible assets as a result of recent settlements of patent-related proceedings (see Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the settlements), which resulted in approximately $50 million of accelerated amortization. Amortization expense also increased as a result of the technology platform asset acquired through our acquisition of Juno. These increases were partially offset by reductions in amortization expense as the Gloucester and Avila intangible assets were fully amortized in the first quarter of 2018 and the second quarter of 2017, respectively. See Note 3 and Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information regarding our acquisition of Juno and the recent settlements regarding patent litigation, respectively.

Acquisition Related Charges (Income) and Restructuring, net

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Acquisition related charges (income) and restructuring, net	$65	$26	$39	150.0%

Acquisition related charges (income) and restructuring, net was a net charge of $65 million for the six-month period ended June 30, 2018, compared to a net charge of $26 million for the six-month period ended June 30, 2017. The net charge in 2018 primarily relates to $88 million of acquisition and restructuring costs associated with the acquisition of Juno, which were partially offset by a benefit related to the decrease in the fair value of our liability related to publicly traded Contingent Value Rights (CVRs) of $24 million that were issued as part of the acquisition of Abraxis BioSciences, Inc. The net charge in 2017 related to an increase in the fair value of our contingent liabilities primarily due to the accretion of the liability associated with the acquisition of Nogra Pharma Limited. See Note 3 and Note 6 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno and contingent consideration liabilities, respectively.

Other Income and Expenses

Interest and Investment Income, Net: Interest and investment income, net decreased by $17 million to $22 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 primarily due to lower investment balances as compared to the prior year.

	Six-Month Periods Ended June 30,		Decrease	Percent Change
	2018	2017
Interest and investment income, net	$22	$39	$(17)	(43.6)%

Interest (Expense): Interest (expense) increased by $105 million to $358 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017 primarily due to the interest expense associated with the issuance of $3.5 billion of senior notes during the second half of 2017 as well as the issuance of $4.5 billion of senior notes during February of 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt issuances.

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2018	2017
Interest (expense)	$(358)	$(253)	$(105)	41.5%

Other Income (Expense), Net: Other income (expense), net and fluctuations in the components of Other income (expense), net is summarized below for six-month periods ended June 30, 2018 and 2017 (in millions):

	Six-Month Periods Ended June 30,		Increase (Decrease)
	2018	2017
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$3	$7	$(4)
Fair value adjustments of forward point amounts (See Note 7*)	—	8	(8)
Fair value adjustments on equity investments (see Note 1*)	953	—	953
Investment impairment charges	—	(48)	48
Gain on sale of equity investment in Flexus Biosciences, Inc.	—	9	(9)
Other	13	6	7
Total Other income (expense), net	$969	$(18)	$987
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The income tax provision increased by $287 million to $446 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017, primarily as a result of an increase in the effective tax rate. The effective tax rate for the six-month period ended June 30, 2018 was 19.1%, an increase of 11.8 percentage points from our effective tax rate of 7.3% for the six-month period ended June 30, 2017. The increase in our effective tax rate was primarily due to a decrease in excess tax benefits from employee stock compensation deductions, for which our effective tax rate was increased by 7.1 percentage points. Our effective tax rate was also increased by our estimate of U.S. tax on forecasted Global Intangible Low-Taxed Income (subject to taxation at an effective statutory tax rate of 10.5%), non-deductible research expenses incurred in our acquisition of Impact, and a decrease in tax benefits of lower statutory tax rates on pre-tax income earned outside the U.S., all of which were partially offset by a reduction in the U.S. statutory tax rate from 35% to 21%, which was enacted on December 22, 2017 as part of the 2017 Tax Act.

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

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of (in millions):

	June 30, 2018	December 31, 2017	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$1,503	$7,013	$(5,510)
Debt securities available-for-sale	79	3,219	(3,140)
Equity investments with readily determinable fair values	1,828	1,810	18
Total financial assets	$3,410	$12,042	$(8,632)
Debt:
Short-term borrowings and current portion of long-term debt	$1,497	$—	$1,497
Long-term debt, net of discount	19,754	15,838	3,916
Total debt	$21,251	$15,838	$5,413

Working capital (1)	$2,415	$11,980	$(9,565)

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2018, we held approximately $2.6 billion of these short-term funds in foreign tax jurisdictions. As a result of the 2017 Tax Act, we expect to have access to this cash with minimal to no additional U.S. tax impact. Therefore, we no longer consider these funds permanently reinvested offshore. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities, restrictions on distributions out of foreign tax jurisdictions and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Under the 2017 Tax Act, a company’s post-1986 previously untaxed foreign Earnings and Profits (E&P) was mandatorily deemed to be repatriated and taxed, which is also referred to as the toll charge. We have elected to pay the toll charge in annual installments over eight years through 2025.

Share Repurchase Program: In February and May 2018, our Board of Directors approved increases of $5.0 billion and $3.0 billion to our authorized share repurchase program, respectively, bringing the total amount authorized since April 2009 to an aggregate of up to $28.5 billion for our common stock repurchase program of which we have approximately $2.8 billion remaining for future share repurchases as of June 30, 2018, after deducting $2 billion paid in May 2018 pursuant to an accelerated share repurchase (ASR) agreement. During the three- and six-month period ended June 30, 2018, we used $3.4 billion and $6.1 billion of cash for purchases of our common stock measured on a settlement date basis, respectively, including the $2 billion paid for the ASR for which we have received a partial delivery of shares.

Components of Working Capital

Cash, Cash Equivalents, Debt Securities Available-for-Sale and Equity Investments with Readily Determinable Fair Values: From time to time, we invest our excess cash primarily in money market funds, repurchase agreements, time deposits, commercial paper, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities and ultra-short income fund investments. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as debt securities available-for-sale. See Note 8 to the Unaudited Consolidated Financial Statements included elsewhere in this report. The $8.6 billion decrease in cash, cash equivalents, debt securities available-for-sale, and equity investments with readily determinable fair values as of June 30, 2018 compared to December 31, 2017 was primarily due to $8.6 billion of payments for the acquisition of Juno, net of cash acquired, and $6.1 billion of payments under our share repurchase program, partially offset by $4.5 billion in proceeds from the February 2018 issuance of senior notes and approximately $995 million in net proceeds from borrowings of Commercial Paper.

Accounts Receivable, Net:  Accounts receivable, net increased by $143 million to approximately $2.1 billion as of June 30, 2018 compared to December 31, 2017. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

Inventory:  Inventory balances increased by $14 million to $555 million as of June 30, 2018 compared to December 31, 2017.

Other Current Assets:  Other current assets increased by $436 million to $824 million as of June 30, 2018 compared to December 31, 2017 primarily due to increases of $190 million in tax receivable, $163 million in prepaid taxes, $43 million in the fair value of derivative instruments, $25 million earned but unbilled revenue associated with contract assets (See Note 2 to the Unaudited Consolidated Financial Statements contained elsewhere in this report) and $15 million of net other increases.

Commercial Paper:  We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. As of June 30, 2018, we had available capacity to issue up to $2.0 billion of Commercial Paper and there was $995 million of borrowings under the Program bearing an effective interest rate of 2.3%. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. During the second quarter of 2018, we amended our Credit Facility to extend the expiration date to April 25, 2023. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings. As of June 30, 2018, there was no outstanding borrowing against the Credit Facility.

The Credit Facility and the Revolving Credit Agreement contain affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2018.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $81 million to approximately $2.9 billion as of June 30, 2018 compared to December 31, 2017. The increase was primarily due to increases of $173 million for sales adjustment accruals, $66 million for accrued interest expense, and an increase of $27 million for accounts payable and other accruals. These increases were partially offset by a decrease of $185 million associated with the adjustment of clinical trial and development activity wind-down costs associated with the discontinuance of GED-0301 clinical trials in Crohn's disease which was settled.

Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $174 million to approximately $2.4 billion as of June 30, 2018 compared to December 31, 2017, primarily from the current provision for income taxes of $490 million and an increase in prepaid income taxes of $118 million, which were partially offset by income tax payments of $786 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2018 and 2017 were as follows (in millions):

	Six-Month Periods Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$904	$2,469	$(1,565)
Net cash (used in) investing activities	(5,786)	(1,615)	(4,171)
Net cash (used in) financing activities	(643)	(424)	(219)

Operating Activities:  Net cash provided by operating activities was $904 million for the six-month period ended June 30, 2018 compared to net cash provided by operating activities of $2.5 billion for the six-month period ended June 30, 2017. The $1.6 billion decrease in net cash provided by operating activities was driven by the $1.1 billion initial payment made in 2018 for the acquisition of Impact as well as an increase of $306 million in upfront payments for collaboration arrangements and an increase of $453 million in cash paid for income taxes. See Notes 3 and 14 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Impact acquisition and collaboration arrangements, respectively.

Investing Activities: Net cash used in investing activities increased by approximately $4.2 billion to $5.8 billion for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. The increase in net cash used in investing activities was primarily due to approximately $8.6 billion of payments for the acquisition of Juno, net of cash acquired, partially offset by approximately $3.1 billion of net sales of debt securities available-for-sale in 2018 compared to approximately $1.4 billion of net purchases of debt securities available-for-sale in 2017. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Juno acquisition.

Financing Activities: Net cash used in financing activities increased by $219 million to $643 million for the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017. Net cash used in financing activities increased due to approximately $6.1 billion of payments under our share repurchase program during 2018 compared to $811 million of payments under our share repurchase program during 2017. See Note 4 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details. This increase in net cash used in financing activities was partially offset by proceeds from the February 2018 debt issuance which provided approximately $4.5 billion as well as $995 million of net commercial paper borrowings under the Program. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details.

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

Collaboration Arrangements and Acquired Research and Development Assets: In addition to the research and development collaboration agreements with third parties and acquired research and development assets from third parties with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets disclosed in our 2017 Annual Report on Form 10-K, the acquisition of Juno added additional research and development collaboration agreements with third parties and acquired research and development assets from third parties with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these additional efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development, regulatory approval and sales-based milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets as of June 30, 2018 contained in this Quarterly Report on Form 10-Q. Potential milestone payments (not including potential royalty payments) under these acquired arrangements from Juno total approximately $2.5 billion.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of June 30, 2018, our market risk sensitive instruments consisted of debt securities available-for-sale and equity investments with readily determinable fair values, our long-term debt and certain derivative contracts (See Notes 8, 11 and 7 of Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details, respectively).

Debt Securities Available-for-Sale: As of June 30, 2018, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as debt securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$79	$—	$—	$79
Fair value	79	—	—	79
Weighted average interest rate	2.5%	—%	—%	2.5%

Equity Investments with Readily Determinable Fair Values

Our equity investments with readily determinable fair values are primarily equity investments in the publicly traded common stock of companies, including common stock of companies with whom we have entered into collaboration arrangements. Realized and unrealized gains and losses related to such securities are included in Other income (expense), net on the Consolidated Statements of Income.

Debt Obligations

Short-Term Borrowings and Current Portion of Long-Term Debt: The carrying value of short-term borrowings and current portion of long-term debt as of June 30, 2018 and December 31, 2017 includes:

	June 30, 2018	December 31, 2017
Commercial paper	$995	$—
2.250% senior notes due 2019	502	—
Total short-term borrowings and current portion of long-term debt	$1,497	$—

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after June 30, 2018 have an aggregate principal amount of $19.850 billion with varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of June 30, 2018 are summarized below (in millions):

	Principal Amount	Carrying Value
2.875% senior notes due 2020	$1,500	$1,496
3.950% senior notes due 2020	500	511
2.250% senior notes due 2021	500	497
2.875% senior notes due 2021	500	498
3.250% senior notes due 2022	1,000	1,039
3.550% senior notes due 2022	1,000	995
2.750% senior notes due 2023	750	746
3.250% senior notes due 2023	1,000	993
4.000% senior notes due 2023	700	734
3.625% senior notes due 2024	1,000	1,001
3.875% senior notes due 2025	2,500	2,472
3.450% senior notes due 2027	1,000	974
3.900% senior notes due 2028	1,500	1,486
5.700% senior notes due 2040	250	247
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	987
5.000% senior notes due 2045	2,000	1,975
4.350% senior notes due 2047	1,250	1,234
4.550% senior notes due 2048	1,500	1,476
Total long-term debt	$19,850	$19,754

As of June 30, 2018, the fair value of our senior notes outstanding was $19.6 billion.

MARKET RISK MANAGEMENT
During the third quarter of 2017, we adopted ASU 2017-12 on a modified retrospective basis. We recorded pre-tax income of $48 million and $37 million for the three- and six-month periods ended June 30, 2017 as a result of applying the new guidance during the nine-month period ended September 30, 2017. As such, certain disclosures for the three- and six-month periods ended June 30, 2017 below have been recast to conform to the disclosure requirements related to the adoption of ASU 2017-12. See Note 1 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information related to the adoption of ASU 2017-12.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of June 30, 2018 and December 31, 2017 had settlement dates within 36 months and 20 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other comprehensive income (OCI) and reclassified to the Consolidated Statement of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of June 30, 2018 and December 31, 2017 (in millions):

	Notional Amount
Foreign Currency	June 30, 2018	December 31, 2017
Australian Dollar	$46	$61
British Pound	134	97
Canadian Dollar	190	227
Euro	962	954
Japanese Yen	508	356
Total	$1,840	$1,695

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2018, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of June 30, 2018 and December 31, 2017 were $748 million and $885 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2018 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $248 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. This combination of transactions is generally referred to as a “collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency option contracts outstanding as of June 30, 2018 and December 31, 2017 had settlement dates within 30 months and 36 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in a net zero cost for each collar.
Outstanding foreign currency option contracts entered into to hedge forecasted revenue were as follows as of June 30, 2018 and December 31, 2017 (in millions):

	Notional Amount (1)
	June 30, 2018	December 31, 2017
Foreign currency option contracts designated as hedging activity:
Purchased Put	$2,756	$3,319
Written Call	3,131	3,739
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

We also have entered into foreign currency put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such put option contracts had a notional amount of $129 million and $258 million as of June 30, 2018 and December 31, 2017, respectively, and settlement dates within 6 months and 12 months, respectively.

Assuming that the June 30, 2018 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $169 million if the U.S. Dollar were to strengthen and decrease by approximately $197 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

Interest Rate Risk Management

Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of June 30, 2018 and December 31, 2017, we did not have any outstanding forward starting swaps or treasury rate locks.

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of June 30, 2018 and December 31, 2017 (in millions):

	Notional Amount
	June 30, 2018	December 31, 2017
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200
3.450% senior notes due 2027	550	250
3.900% senior notes due 2028	200	—
Total	$950	$450

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2018 and 2017, and also terminated the hedging relationship by settling certain of those swap contracts during 2018 and 2017. In 2018, we settled $150 million notional amount of certain swap contracts. There were no material cash proceeds as a result of settling such swap contracts. During 2017, we terminated the hedging relationship on certain outstanding swap contracts amounting to $200 million notional amount by settling such swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $3 million during the year ended December 31, 2017, which are accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of June 30, 2018 would have reduced the aggregate fair value of our net payable by approximately $1.4 billion. A one percentage point decrease as of June 30, 2018 would have increased the aggregate fair value of our net payable by approximately $1.6 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through June 2018, our Board of Directors approved purchases of up to $28.5 billion of our common stock, including increases of $5.0 billion and $3.0 billion approved by our Board of Directors in February and May 2018, respectively. Approved amounts exclude share purchase transaction fees.

As part of the existing Board authorized share repurchase program, in May 2018 we entered into an ASR agreement with an investment bank to repurchase an aggregate of $2.0 billion of our common stock.

The following table presents the number of shares purchased during the three-month period ended June 30, 2018, the average price paid per share, the number of shares that were purchased and the dollar value of shares that still could have been purchased, pursuant to our repurchase authorization:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1 - April 30	11,366,771	$89.29	11,366,771	$5,083,278,166
May 1 - May 31	21,456,623	$80.60	21,456,623	$2,803,704,460
June 1 - June 30	—	$—	—	$2,803,704,460
Total	32,823,394	$87.26	32,823,394

(1) As part of the ASR agreement we received an initial delivery of 17,987,922 shares at a cost of $1.4 billion. The initial delivery of 17,987,922 shares reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The total number of shares that will ultimately be repurchased under the ASR agreement will be determined upon final settlement in August 2018 and will be based on a discount to the volume-weighted average price of our common stock during the ASR period.

(2) The Average Price Paid per Share is based on the price paid per share in the open market and does not include ASR transactions.

During the three-month period ended June 30, 2018, we purchased approximately 32.8 million shares of common stock under the share repurchase program from all sources at a cost of approximately $2.7 billion, excluding transaction costs. As of June 30, 2018, we had a remaining purchase authorization of approximately $2.8 billion.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

3.1	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 13, 2018).

10.1	Amended and Restated Credit Agreement, dated as of April 25, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2018).

10.2	Letter Agreement between the Company and David V. Elkins, dated May 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2018).

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	July 26, 2018	By:	/s/Peter N. Kellogg
Peter N. Kellogg
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)