Form 10-K/A
period 2018-12-31
CELGENE CORP /DE/
filed 2019-03-01
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second quarter, was $55,804,979,945 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.
There were 702,355,600 shares of Common Stock outstanding as of February 27, 2019.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) of Celgene Corporation filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019. In this Amendment No. 1, unless the context indicates otherwise, the designations “Celgene,” the “Company,” “we,” “us” or “our” refer to Celgene Corporation and its wholly-owned subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2018 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2018 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2018 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2018 Annual Report. This Amendment No. 1 does not reflect events occurring after the February 26, 2019 filing of the 2018 Annual Report or modify or update the disclosure contained in the 2018 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2018 Annual Report and our other filings with the SEC.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors

Listed below are our current directors with their biographies. The information concerning the directors has been furnished by them to us. In addition, we have summarized for each director the reasons why such director has been chosen to serve on our Board of Directors.

Each director is elected to hold office (subject to our By-laws) until the next annual meeting and until his or her successor has been elected and qualified.

Name	Age(1)	Position
Mark J. Alles	59	Chairman of the Board and Chief Executive Officer
Richard W. Barker, D.Phil., OBE	70	Director
Hans E. Bishop	54	Director
Michael W. Bonney	60	Director
Michael D. Casey	73	Director
Carrie S. Cox	61	Director
Michael A. Friedman, M.D.	75	Director
Julia A. Haller, M.D.	64	Director
Patricia A. Hemingway Hall	66	Director
James J. Loughlin	76	Director
Ernest Mario, Ph.D.	80	Director
John H. Weiland	63	Director

(1)	As of March 1, 2019.

Mark J. Alles — Chairman and Chief Executive Officer, Celgene Corporation

Mark J. Alles was appointed Chief Executive Officer as of March 1, 2016, was elected to our Board of Directors in February 2016 and was elevated to Chairman of the Board in February 2018. Mr. Alles was our President and Chief Operating Officer from August 2014 through February 2016. Prior to that, Mr. Alles served as Executive Vice President and Global Head of Hematology and Oncology from December 2012 until July 2014, and was also Celgene’s Chief Commercial Officer. Mr. Alles joined Celgene in April 2004 and was Vice President, Global Hematology Marketing until March 2009 when he was promoted to President of the Americas Region. Responsibility for commercial operations in Japan and the Asia Pacific Region was added in July 2011. Before joining Celgene, he was Vice President of the U.S. Oncology business unit at Aventis Pharmaceuticals and served in other senior commercial management roles at Aventis (Rhône-Poulenc Rorer) from 1993-2004. After earning his B.S. degree from Lock Haven University of Pennsylvania and serving as a Captain in the United States Marine Corps, Mr. Alles began his 30-year career in the pharmaceutical industry at Bayer and worked at Centocor before its acquisition by Johnson & Johnson. He is a member of the Board of Directors of the Pharmaceutical Manufacturers of America (PhRMA).

Specific Qualifications, Skills and Experience
• extensive knowledge of Celgene’s business gained from his operational, commercial, and senior management positions
• substantial prior business experiences at other leading biopharmaceutical companies
• involvement in setting our long-term growth strategy
• significant contributions to our superior operating performance
• leadership skills developed while serving as an officer in the United States military

Richard W. Barker, D.Phil., OBE — Chairman of the Health Innovation Network of South London

Richard W. Barker, D.Phil., OBE has served as one of our Directors and a member of the Audit Committee of our Board of Directors since January 2012. Dr. Barker was formerly Director General of the Association of the British Pharmaceutical Industry (ABPI), a pharmaceutical industry trade association in the United Kingdom, from 2004 to 2011, and served on the Board and Executive Committee of the European Federation of Pharmaceutical Industries and Associations (EFPIA) and as a Council Member of the International Federation of Pharmaceutical Manufacturers & Associations (IFPMA). Dr. Barker is currently Chairman of the Health Innovation Network of South London, UK and Chairman of International Health Partners, a UK charity providing donated medicines to crisis situations, and serves as a Director of Image Analysis Group, a company applying advanced algorithmic analysis to medical images. Dr. Barker received a B.A. from the University of Oxford.

Specific Qualifications, Skills and Experience
• experienced healthcare sector leader and strategist
• distinguished career with more than 20 years’ experience in the healthcare industry
• senior leadership roles in the United States, the United Kingdom and elsewhere internationally
• experience in the pharmaceutical, biotechnology and medical informatics sectors
• broad perspective on policies and issues facing both healthcare systems and the pharmaceutical industry

Hans E. Bishop — Co-Founder and Executive Chairman of Sana Biotechnology, Inc.

Hans E. Bishop was elected to our Board of Directors in April 2018. Mr. Bishop has been the co-Founder and Executive Chairman of Sana Biotechnology, Inc., a private biotechnology company, since January 2019. Mr. Bishop was a co-founder and served as President and Chief Executive Officer of Juno Therapeutics, Inc. from 2013 until April 2018, and was a member of its Board of Directors from 2013 until Juno’s acquisition by the Company in March 2018. Mr. Bishop previously served as a member of the Board of Directors of Avanir Pharmaceutics, Inc., a publicly-traded biopharmaceutical company, from May 2012 to January 2015, when Avanir was sold to Otsuka Pharmaceuticals Co., Ltd. He worked with Warburg Pincus as an Executive in Residence from February 2012 until July 2013. Prior to this, Mr. Bishop served as Executive Vice President and Chief Operating Officer at Dendreon Corporation, a publicly-traded biopharmaceutical company, from January 2010 to September 2011. Mr. Bishop has also served as the President of the Specialty Medicine business at Bayer Healthcare Pharmaceuticals Inc. from December 2006 to January 2010, where he was responsible for a diverse portfolio of neurology, oncology and hematology products. Mr. Bishop was employed by Chiron Corporation, a global biotechnology company, from January 2004 to August 2006, with commercial responsibilities that included service as its Senior Vice President of Global Commercial Operations until its sale to Novartis Corporation. Mr. Bishop serves as a member of the Board of Directors of Agilent Technologies, Inc. (A), where he is a member of the Compensation and the Nominating/Corporate Governance committees, Lyell Immunopharma, Inc. (a privately-held healthcare company), and Grail Inc. (a privately-held healthcare company). Mr. Bishop received a B.Sc. in Chemistry from Brunel University in London in 1987.

Specific Qualifications, Skills and Experience
• over 30 years’ experience in the healthcare industry
• significant operational and executive leadership experience
• membership on public company boards
• experience in strategic, financial and operations management, risk oversight, regulatory and public policy matters, and business strategy affecting the healthcare industry

Michael W. Bonney — Executive Chair of the Board of Kaleido Biosciences, Inc.

Michael W. Bonney was elected to our Board of Directors in April 2015. Mr. Bonney was a member of the Audit Committee from April 2015 to April 2018 and was appointed as a member of the Nominating Committee and the Executive Committee in April 2018. Mr. Bonney is currently the Executive Chair of Kaleido Biosciences, Inc.’s Board of Directors, having served as CEO and Chairman of the Board from June 2017 to August 2018. From January to July 2016, Mr. Bonney was a Partner of Third Rock Ventures, LLC, a leading healthcare venture firm. Previously, Mr. Bonney served as Chief Executive Officer and a member of the Board of Directors of Cubist Pharmaceuticals Inc. (Cubist) (which was acquired by Merck & Co., Inc. in January 2015) from June 2003 until December 31, 2014. Prior to Cubist, Mr. Bonney was Vice President, Sales and Marketing at Biogen, Inc. Prior to joining Biogen, Mr. Bonney spent eleven years at Zeneca Pharmaceuticals in a range of commercial, operating and strategic roles, ending his career there as National Business Director. Mr. Bonney chairs the Board of Directors of Alnylam Pharmaceuticals, Inc. (ALNY) and Magenta Therapeutics (MGTA). He also serves as a member of the Board of Directors of Sarepta Therapeutics Inc. (SRPT) and Syros Pharmaceuticals (SYRS). Mr. Bonney previously served as a member of the Board of Directors of Global Blood Therapeutics, Inc. (GBT) and NPS Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Bonney received a B.A. in Economics from Bates College and now Chairs its Board of Trustees.

Specific Qualifications, Skills and Experience
• extensive operational, commercial, and senior management experience
• experience serving on the board of directors (and certain key standing committees) of other companies and trade organizations
• significant experience in senior leadership roles in the biopharmaceutical industry
• audit committee financial expert (as that term is defined in the regulations of the SEC)

Michael D. Casey — Independent Lead Director of Celgene Corporation

Michael D. Casey has served as one of our Directors since August 2002, and has been our independent Lead Director since June 2007, the Chairman of the Nominating Committee and a member of the Executive Committee since December 2006, and a member of the Management Compensation and Development Committee (referred to as the Compensation Committee) since April 2006. Mr. Casey was a member of the Audit Committee from August 2002 through December 2006. From September 1997 to February 2002, Mr. Casey served as the Chairman, President, Chief Executive Officer and a director of Matrix Pharmaceutical, Inc. From November 1995 to September 1997, Mr. Casey was Executive Vice President at Schein Pharmaceutical, Inc. In December 1996, he was appointed President of the retail and specialty products division of Schein Pharmaceutical, Inc. From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc. Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989. Mr. Casey served as a Director of Abaxis Inc. (ABAX) until it was acquired by Zoetis, Inc. (ZTS) in July 2018, Allos Therapeutics, Inc. (ALTH) through January 2010, AVI BioPharma (now Sarepta Therapeutics, Inc. (SRPT)) through June 2010 and Durect Corporation through December 2013.

Specific Qualifications, Skills and Experience
• significant experience and leadership as President, Chief Executive Officer and senior officer of several pharmaceutical companies
• previous service as a director of several pharmaceutical/biotech companies
• long standing Board member with unique in-depth knowledge of and contributions to Celgene
• Lead Director of Celgene since 2007

Carrie S. Cox — Chairman of Humacyte, Inc.

Carrie S. Cox has served as one of our Directors since December 2009, and a member of the Audit Committee from March 2010 to April 2018. Ms. Cox was appointed as a member of the Compensation Committee in April 2018. Ms. Cox currently serves as the Chairman of Humacyte, Inc., a privately-held regenerative medicine company. From 2010 until June 2018, Ms. Cox served as Chairman of the Board of Directors and Chief Executive Officer of Humacyte, Inc. Ms. Cox served as Executive Vice President of Schering-Plough Corporation and President of Schering-Plough’s Global Pharmaceutical Business from 2003 until November 3, 2009 when Schering-Plough merged with Merck & Co., Inc. Prior to joining Schering-Plough, Ms. Cox served as President of Pharmacia Corporation’s pharmaceutical business until its merger with Pfizer Inc. in 2003. Ms. Cox serves as Chairman of the Board of Array BioPharma, Inc. (ARRY) and electroCore Inc. (ECOR). She also serves as a member of the Board of Directors of Texas Instruments (TXN) and has served on their Audit and Compensation Committees, and is a member of the Board of Directors of Cardinal Health, Inc. (CAH) and sits on its Compensation Committee. Ms. Cox is a graduate of the Massachusetts College of Pharmacy.

Specific Qualifications, Skills and Experience
• distinguished career in global healthcare
• significant experience and leadership serving in executive positions of some of the largest and most successful multi-national healthcare companies in the world
• responsibility for financial performance and significant capital and research and development investments

Michael A. Friedman, M.D. — Emeritus Chief Executive Officer of City of Hope

Michael A. Friedman, M.D. has served as one of our directors since February 2011 and a member of the Nominating Committee since April 2011. Dr. Friedman is the emeritus Chief Executive Officer of City of Hope, a leading cancer research, treatment and education institution, as well as Director of the organization’s Comprehensive Cancer Center. From May 2003 to December 2013, Dr. Friedman served as President and Chief Executive Officer of City of Hope and holder of the Irell & Manella Cancer Center Director’s Distinguished Chair. From September 2001 until April 2003, Dr. Friedman was Senior Vice President of Research and Development, Medical and Public Policy for Pharmacia Corporation and Chief Medical Officer for biomedical preparedness at PhRMA. Additionally, Dr. Friedman has served as Deputy Commissioner for the U.S. Food and Drug Administration (FDA), later serving as Acting Commissioner, and as Associate Director of the National Cancer Institute, National Institutes of Health. Since 2004, Dr. Friedman has served on the Independent Citizens’ Oversight Committee which governs the California Institute for Regenerative Medicine and oversees the implementation of California’s stem cell research effort. Dr. Friedman serves as a member of the Board of Directors of Intuitive Surgical, Inc. (ISRG) and MannKind Corporation (MNKD) (and a member of its Compensation Committee) and Smith & Nephew plc (SNN). He is also a member of the Board of Trustees of Tulane University. Dr. Friedman received a B.A. from Tulane University and a M.D. in Medicine from the University of Texas.

Specific Qualifications, Skills and Experience
• valuable scientific and operational expertise
• leadership skills from extensive background in cancer research and public health
• senior officer of a leading research institution
• deputy and acting commissioner of the FDA
• executive officer of a major pharmaceutical company

Julia A. Haller, M.D. — Ophthalmologist-in-Chief of the Wills Eye Hospital

Julia A. Haller, M.D. was elected to our Board of Directors in October 2015 and is a member of the Audit Committee. Dr. Haller has served as Ophthalmologist-in-Chief of the Wills Eye Hospital in Philadelphia, PA since 2007, where she holds the William Tasman, M.D. Endowed Chair. She serves as Professor and Chair of the Department of Ophthalmology at Jefferson Medical College of Thomas Jefferson University and Thomas Jefferson University Hospitals, and is Co-Director of the Wills Vision Research Center at Jefferson. In 1986, Dr. Haller served as the first female Chief Resident at the Wilmer Eye Institute at Johns Hopkins and later joined the Johns Hopkins faculty. She was named the inaugural Katharine Graham Professor of

Ophthalmology in 2002, and the inaugural Robert Bond Welch, M.D. Professor of Ophthalmology in 2006. In 2007, Dr. Haller assumed leadership of Wills Eye Hospital and serves as a member of the Compensation Committee. Dr. Haller, one of the world’s most renowned retina surgeons and clinician-scientists, has received numerous academic and professional honors and awards and has published over 300 scientific articles and book chapters. Dr. Haller, who has been closely involved in the early stage development of many new vision therapies and surgical procedures. She is a member of numerous international scientific advisory boards and data and safety monitoring committees, is a past member of the Board of Trustees of Princeton University and has served as a consultant to Walter Reed Army Medical Center and The Children’s Hospital of Philadelphia. Dr. Haller received her A.B. from Princeton University magna cum laude and her M.D. from Harvard Medical School.

Specific Qualifications, Skills and Experience
• valuable scientific, clinical research, managerial and operational expertise
• leadership skills from her extensive background in research, development of innovative therapies and public health
• significant insight and guidance with regard to our long-term strategy and vision

Patricia A. Hemingway Hall — Former Chief Executive Officer of Health Care Service Corporation
Patricia A. Hemingway Hall was elected to our Board of Directors in April 2018 and is a member of the Audit Committee. From 2008 until her retirement in 2015, Ms. Hemingway Hall served as President and Chief Executive Officer of Health Care Service Corporation (“HCSC”), a mutual health insurer. Previously, she held several leadership positions at HCSC since 1993, including President and Chief Operating Officer from 2007 to 2008, Executive Vice President of Internal Operations from 2006 to 2007, President of BlueCross and BlueShield of Texas, a division of HCSC, from 2001 – 2005 and Senior Vice President from 1998 – 2001. Prior to joining HCSC, Ms. Hemingway Hall held senior positions with several healthcare and health insurance companies and started her career as a critical care nurse. Ms. Hemingway Hall serves as a member of the Board of Directors, and a member of the Audit Committee, of Cardinal Health, Inc. (CAH) and ManpowerGroup Inc. (MAN) and a member of the Board of Directors of Halliburton Company (HAL). Ms. Hemingway Hall received her B.S. in Nursing from Michigan State University and an MPH. in Health Planning and Administration from the University of Michigan.

Specific Qualifications, Skills and Experience
• over 30 years’ experience in the healthcare and insurance industries
• significant operational and executive leadership experience, including leading a major health insurer in the U.S.
• membership on public company boards and civic organizations
• experience in strategic, financial and operations management, risk oversight, regulatory and public policy matters, and business strategy affecting the healthcare industry

James J. Loughlin — Former National Director of the Pharmaceuticals Practice at KPMG LLP

James J. Loughlin has served as one of our Directors since January 2007, as Chairman of the Audit Committee since June 2008 and a member of the Compensation Committee since June 2008. Mr. Loughlin served as the National Director of the Pharmaceuticals Practice at KPMG LLP (KPMG), and a five-year term as member of the Board of Directors of KPMG. Additionally, Mr. Loughlin served as Chairman of the Pension and Investment Committee of the KPMG Board from 1995 through 2001. He also served as Partner in charge of Human Resources, Chairman of the Personnel and Professional Development Committee, Secretary and Trustee of the Peat Marwick Foundation and a member of the Pension, Operating and Strategic Planning Committees. Mr. Loughlin serves as a member of the Board of Directors and Chairman of the Audit Committee of Edge Therapeutics, Inc. (EDGE). Mr. Loughlin received a B.S. in accounting from St. Peter’s University and is a certified public accountant.

Specific Qualifications, Skills and Experience
• valuable experiences as National Director of the Pharmaceuticals Practice at KPMG
• five-year term as member of the Board of Directors of KPMG and Chairman of the Pension and Investment Committee of KPMG Board
• service on various committees and foundations
• extensive background in accounting and financial reporting
• audit committee financial expert (as that term is defined in the regulations of the SEC)

Ernest Mario, Ph.D. — Chairman of the Board of Soleno Therapeutics, Inc.

Ernest Mario, Ph.D. has served as one of our Directors since August 2007, as a member of the Nominating Committee since August 2007, as a member of the Executive Committee since June 2008, and as Chairman of the Compensation Committee since August 2014. Dr. Mario is a former Deputy Chairman and Chief Executive of Glaxo Holdings plc and a former Chairman and Chief Executive Officer of ALZA Corporation. He also serves as Chairman of the Board of Soleno Therapeutics Inc. (formerly Capnia, Inc.) and as a Director of Eyenovia Inc. (EYEN) and Kindred Biosciences, Inc. (KIN). Dr. Mario previously served as a Director of Boston Scientific Corporation (BSX), Chimerix, Inc. (CMRX), Maxygen Inc. (MAXY), Tonix Pharmaceuticals Holding Corp. (TNXP), VIVUS Inc. (VVUS) and XenoPort Inc (XNPT). In 2007, Dr. Mario was awarded the Remington Medal by the American Pharmacists Association, pharmacy’s highest honor. Dr. Mario received a B.S. in Pharmacy from Rutgers University and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

Specific Qualifications, Skills and Experience
• extensive executive leadership experience
• in-depth industry knowledge leading several pharmaceutical companies
• membership on public company boards and foundations
• experience in financial and operations management, risk oversight, and quality and business strategy

John H. Weiland — Former President and COO of C.R. Bard, Inc.

John H. Weiland was elected to our Board of Directors in February 2018 and is a member of the Audit Committee. Mr. Weiland was President and Chief Operating Officer of C. R. Bard, Inc. from 2003 through 2017 when Bard was acquired by Becton Dickinson. He was also a director of Bard from 2005 through 2017 and most recently served as the Vice Chairman of the Board of Directors. Mr. Weiland joined Bard in 1996 and prior to becoming President and COO held the position of Group President, with global responsibility for Bard Medical Division, Bard Urological Division, Davol Inc., Bard Endoscopic Technologies Division and Bard’s Worldwide Manufacturing Operations. Mr. Weiland also had responsibility for Bard’s businesses in Latin America, Mexico, Canada, the Far East and Japan. Prior to Bard, he served as Senior Vice President North America Group for Dentsply International, with general management responsibility for the eleven operating divisions of that world’s leading dental products manufacturer. He serves as a director of West Pharmaceutical Services, Inc. (WST) and the Horatio Alger Association. Mr. Weiland received a B.S. from DeSales University and an M.B.A. from New York University.

Specific Qualifications, Skills and Experience
• over 40 years in healthcare industry
• significant operational and executive leadership experience
• in-depth industry knowledge leading a pre-eminent healthcare company
• membership on public company boards and foundations
• experience in financial and operations management, risk oversight, regulatory and legislative matters and business strategy affecting our industry

Executive Officers
Our current executive officers are listed in the table below along with their ages and positions. Each executive officer holds the offices set forth opposite his or her name until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held on the date of the next annual meeting.

Name	Age (1)	Position
Mark J. Alles	59	Chairman of the Board and Chief Executive Officer
Nadim Ahmed	51	President, Global Hematology & Oncology
Jonathan Biller	55	Executive Vice President and General Counsel
Terrie J. Curran	49	President, Global Inflammation and Immunology
David V. Elkins	50	Executive Vice President and Chief Financial Officer
Alise Reicin, M.D.	58	President, Global Clinical Development
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	54	President, Research and Early Development

(1)	As of March 1, 2019
Mark J. Alles is our Chairman and Chief Executive Officer. See “Board of Directors” above for a discussion of Mr. Alles’ business experience.
Nadim Ahmed was promoted to President, Global Hematology & Oncology Franchise in August 2017. Previously, he was President of Worldwide Markets for the Hematology & Oncology Franchise. Mr. Ahmed served as General Manager, U.S. Hematology & Oncology from August 2014 until March 2016. He joined Celgene in 2010 as Global Head of Marketing for Celgene’s Multiple Myeloma Franchise after holding positions of increasing responsibility in Clinical Development, Medical Affairs, Global and U.S. Marketing at GlaxoSmithKline. Mr. Ahmed has over 25 years of industry experience. He serves on the Board of Directors of Family Promise, a not-for-profit organization helping homeless families. Mr. Ahmed holds a B.S. degree in Pharmacology from University College London, UK and an M.S. in Information Technology from Loughborough University, UK.
Jonathan Biller was appointed Executive Vice President and General Counsel in July 2018. Mr. Biller joined Celgene in 2011, serving as Senior Vice President, Tax and Treasury responsible for Celgene’s global tax and treasury functions including the company’s capital allocation strategy and tax policy. Prior to Celgene, Mr. Biller was General Counsel, Chief Tax Officer and Secretary from 2008 to 2011 at Bunge Limited, a publicly traded agriculture and food company. Prior to Bunge, Mr. Biller held roles of increasing responsibility at Alcon, Inc during which time it was a publicly traded company. He began his legal career at Hopkins & Sutter rising to the level of partner and was also a partner at Foley & Lardner after the firms merged. Mr. Biller also serves on the Board of Junior Achievement New Jersey. He holds a B.A. degree from Brown University and a J. D. from Yale Law School.
Terrie J. Curran was promoted to President, Global Inflammation and Immunology Franchise in April 2017. Previously, she was Head of Worldwide Markets for the I&I Franchise. Ms. Curran joined Celgene in 2013 as the U.S. Commercial Head of the I&I Franchise and built the capabilities and recruited the teams that executed the successful U.S. launch of OTEZLA. Ms. Curran has over 22 years of industry experience. Before Celgene, she was at Merck where she served as Senior Vice President and General Manager — Global Women’s Health business. At Merck she was responsible for all commercial activities within the global business and led a number of successful global product launches. Prior to Merck, Ms. Curran was a General Manager at Schering-Plough where she successfully launched Remicade in Switzerland and Australia. She is a Director of Myovant Sciences Ltd, a research stage company focused on women’s health and endocrine disease and a Director of H. Lundbeck A/S, a global pharmaceutical company focused on psychiatric and neurological disorders. Ms. Curran holds a Graduate Diploma of Marketing and a Bachelor of Applied Science (BAS) from the University of Technology, Sydney.
David V. Elkins joined Celgene in July 2018 and was appointed Chief Financial Officer in August 2018. He came to Celgene from Johnson & Johnson (J&J), where he was Worldwide Vice President and Chief Financial Officer for Consumer Products, Medical Devices and Corporate Functions. Prior to J&J, Mr. Elkins was CFO for Round Rock Research, a technology investigation and patent licensing company. From 2008 to 2012, Mr. Elkins was Executive Vice President and CFO of Becton, Dickinson and Company, a public global medical technology company. From 1995 to 2008, he held roles of increasing responsibility at AstraZeneca, and he began his career in finance at the Boeing Company in 1991. Mr. Elkins holds a B.S. degree from the University of Delaware, an M.S. from the University of Pennsylvania and an M.B.A. from Drexel University.
Dr. Alise Reicin joined Celgene as President of Global Clinical Development in November 2018. She came to Celgene from EMD Serono, the biopharmaceutical business of Merck KGaA, Darmstadt, Germany where she served as Senior Vice President and Head of Global Clinical Development in Research and Development (R&D) from May 2015 until October 2018. Prior to joining EMD Serono, from March 2011 to May 2015, Dr. Reicin served as Vice President, Project and Pipeline Leadership, Oncology Franchise at Merck, Sharp & Dohme (Merck). Earlier in her career, Dr. Reicin was a faculty member at Columbia Medical School, and a physician and researcher at Columbia Presbyterian Hospital. She has a degree in biochemistry from Barnard College of Columbia University. She received her Medical Degree from Harvard Medical School, where she was enrolled in the Health Sciences and Technology program with MIT (Massachusetts Institute of Technology).
Dr. S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil. was named President, Research and Early Development in January 2016. He joined Celgene in January 2015 as Senior Vice President, Translational Development. Before joining Celgene, Dr. Vessey was Senior Vice President of Early Development and Discovery Sciences at Merck. During his ten years with Merck, Dr. Vessey was responsible for numerous drug development programs and also served as Senior Vice President, Respiratory and Immunology Franchise and Vice President, Drug Discovery and Informatics. Prior to Merck, he spent five years at GlaxoSmithKline in drug discovery, experimental medicine and early clinical development of therapeutics for respiratory and immune diseases. Dr. Vessey graduated from Oxford University with degrees in Physiological Sciences (MA), Clinical Medicine (BM, BCh) and a D.Phil. (PhD) in Molecular Immunology. He is an elected Fellow of the Royal College of Physicians.
Family Relationships
There are no family relationships between any of our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, each of our directors, executive officers and any person beneficially owning more than 10 percent of the outstanding shares of common stock is required to report his, her or its ownership of common stock and any change in that ownership, on a timely basis, to the SEC. Based solely upon a review of SEC Forms 3, 4 and 5 and amendments thereto furnished to us during or with respect to fiscal 2018, we believe that all applicable acquisitions and dispositions of common stock, including grants of options and awards under our equity compensation plans, were filed on a timely basis for fiscal 2018, except for a Form 4 filed on May 17, 2018 for each of Mark Alles, Terrie Curran, Peter Kellogg and Rupert Vessey to report stock options and restricted stock units granted to such reporting person on May 8, 2018.
Financial Officer Code of Ethics
We have adopted a Financial Officer Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other financial professionals. This Financial Officer Code of Ethics is posted on our website at www.celgene.com and may be accessed by choosing the “Investor Relations” link and clicking on the “Corporate Governance” section. We intend to satisfy the disclosure requirements regarding any amendment to, or a waiver of, any provision of the Financial Officer Code of Ethics by posting such information on our website. We undertake to provide to any person a copy of this Financial Officer Code of Ethics upon request to our Corporate Secretary at our principal executive offices.
The Audit Committee
The Audit Committee consists of Richard W. Barker, Julia A. Haller, Patricia Hemingway Hall, James J. Loughlin, and John H. Weiland, each of whom is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules and within the meaning of the rules of the SEC.  Mr. Loughlin chairs the Audit Committee and qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC and, as such, under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules, he is presumed to satisfy that rule’s requirement regarding financially sophisticated audit committee members. The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the Audit Committee appoints, subject to advisory stockholder ratification, our independent registered public accounting firm. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls. The Audit Committee meets at least quarterly with our management and our independent registered public accounting firm to review and discuss the results of audits or reviews of our consolidated financial statements, the evaluation of the effectiveness of our internal control over financial reporting and disclosure controls and procedures, the overall quality of our financial reporting and appropriate application of our critical accounting policies and to approve any related person transactions (as defined below). The Audit Committee’s responsibility is to monitor and oversee these processes, including the activities of our internal audit function. The Audit Committee meets separately, at least quarterly, with the independent registered public accounting firm. In addition, the Audit Committee oversees our existing procedures for the receipt, retention and handling of complaints related to auditing, accounting and internal control issues, including the confidential, anonymous submission by employees, vendors, customers or others with concerns on accounting and auditing matters, as well as, other matters relating to the Company.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (CD&A) provides an overview of our compensation philosophy and practices for the following individuals whom we refer to as our Named Executive Officers (NEOs) for fiscal 2018.

Name	Title
Mark J. Alles(1)	Chairman and Chief Executive Officer
David V. Elkins(2)	Executive Vice President and Chief Financial Officer
Peter N. Kellogg(2)	Executive Vice President and Chief Corporate Strategy Officer
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	President, Research & Early Development
Alise Reicin, M.D.(3)	President, Global Clinical Development
Terrie J. Curran	President, Global Inflammation & Immunology

(1)	Effective February 5, 2018, Mr. Alles was appointed Chairman of the Board of Directors.

(2)
Effective August 1, 2018, Mr. Elkins was appointed Chief Financial Officer and Mr. Kellogg was appointed Chief Corporate Strategy Officer.  Prior to August 1, 2018, Mr. Kellogg served as our Chief Financial Officer.

(3)	Effective November 1, 2018, Dr. Reicin was appointed President, Global Clinical Development.
Each of our NEOs is fully engaged in company-wide strategic planning and decision-making aimed at ensuring our long-term success through delivering on annual and long-term financial goals and through continuing to innovate, develop and commercialize life-changing drugs for our patients. The full biographies for Messrs. Alles and Elkins, Ms. Curran and Drs. Vessey and Reicin are provided elsewhere in this Annual Report on Form 10-K/A under "Item 10. Directors, Executive Officers and Corporate Governance."
2018 Key Performance Highlights
In 2018, we continued to execute our strategy of delivering industry-leading growth, while continually expanding and advancing a diverse pipeline of future innovative therapies for patients with high-unmet medical needs. We advanced several priority programs while exceeding our guidance on Revenue and Earnings Per Share (EPS), achieving $15.28 billion in revenue and $8.87 in Adjusted (non-GAAP) EPS(1). Approximately 750,000 patients were treated with a Celgene medicine in 2018, and we continue to significantly invest in research and development and strategic business development to increase our opportunities to bring forward transformative therapies to patients. During 2018, we acquired Impact Biomedicines, Inc. and Juno Therapeutics, Inc., both transactions immediately adding new late-stage assets to our portfolio.

Total Revenue of $15.28B, a 17.5% increase year-over-year through our key commercial products:

Sales of $9.7 billion, an increase of 18.3%	Sales of $2.0 billion, an increase of 26.4%	Sales of $1.6 billion, an increase of 25.7%	Sales of $1.1 billion, an increase of 7.1%

GAAP Earnings Per Share of $5.51, a 51.4% increase year-over-year

Adjusted (non-GAAP) Earnings Per Share(1) of $8.87, a 19.2% increase year-over-year

(1)	For the reconciliation of the adjusted (non-GAAP) financial measures to the most comparable GAAP financial measures, see Exhibit 99.1 in this Annual Report on Form 10-K/A.

Five-Year Cumulative Total Shareholder Return
The below chart sets forth a comparison of cumulative total returns per share for the periods indicated:

	Cumulative Total Return ($)
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Celgene Corporation	100.00	132.40	141.75	137.01	123.53	75.86
S&P 500	100.00	113.68	115.24	129.02	157.17	150.27
NASDAQ Composite	100.00	114.83	122.99	134.02	173.86	168.98
NASDAQ Biotechnology	100.00	134.40	150.22	118.15	143.74	131.00

*	Represents a value of $100 invested on 12/31/2013 in each applicable stock or index – including reinvestment of dividends (if applicable) for each subsequent fiscal year ended December 31.
Compensation Philosophy
Our executive compensation programs are designed to reward progress in advancing our drug development pipeline and achievement of financial and operational results while aligning the annual and long-term interests of our executives with those of our stockholders. This approach enables us to structure a program that drives the creation of long-term value to patients and our stockholders while maintaining a balanced and appropriate risk profile. Our executive compensation philosophy focuses on four core principles as a framework for which the Compensation Committee approves objectives, measures performance and determines compensation actions for our NEOs:
Value Creation:

•
In setting target pay and making compensation decisions, the Compensation Committee balances the historical and sustained performance of each NEO with expected future contributions to his/her functional areas and to the broader management of the Company.

Pay for Performance:

•
Our practice of directly linking compensation to achievement of both annual and long-term financial and strategic goals is intended to drive strong performance, align the interest of our executives with the interests of our stockholders and result in increased stockholder value. Our Compensation Committee believes in an appropriate mix of long-term versus annual objectives and has designed our annual and long-term programs to overlap financial metrics to highlight the importance of achieving both annual and long-term goals. We believe this approach reduces the risks that actions might be taken to sacrifice long-term growth to meet annual targets.

Team-Based:

•
The Compensation Committee reviews and approves objectives and makes compensation decisions based on the NEO's performance not only against the specific strategy and objectives of the function(s) for which he/she is responsible, but also against each NEO's engagement in broader, long-term enterprise-wide management. Aligning each NEO's variable pay to the Company’s overall strategic objectives reinforces a team-based management approach and encourages holistic results. As part of this team-based approach, we also strive to create and maintain internal fairness in our compensation arrangements.

Market Competitiveness:

•
We operate in a highly complex and competitive business environment that requires attracting, retaining and engaging executives capable of leading our business. For compensation purposes, the Compensation Committee does not target a specific percentile within our peer group; rather, benchmark data is used as a reference point when making compensation determinations. The Compensation Committee, with the input of Radford (its independent compensation consultant), periodically reviews and selects our peer group. The companies in our peer group have comparable revenue and market capitalization, and constitute our primary competitors for executive talent. We also consider various surveys, including the Radford Global Life Sciences Survey, SIRS Executive Compensation Survey and Willis Towers Watson U.S. CDB Pharmaceutical Executive Database. Our peer group used for compensation decisions consists of:

Current Peer Group
Abbvie Inc.	Eli Lilly and Company
Alexion Pharmaceuticals	Gilead Sciences Inc.
Allergan plc.	Merck & Company
Amgen Inc.	Regeneron Pharmaceuticals
Biogen Inc.	Vertex Pharmaceuticals (added in 2018)
Bristol-Meyers Squibb Company

Highlights of our Compensation Practices
We maintain high governance standards pertaining to the oversight of our executive compensation programs. As in prior years, the following compensation policies and practices were in effect during 2018:

What We Do
✓	Pay for Performance	On average 88% of our NEOs' compensation is tied to performance with clearly articulated financial, strategic and Relative Total Shareholder Return (R-TSR) objectives.
✓	Equitable Pay and Inclusive Workforce
We pay our employees equitably based on the work they do, the capabilities and experience they possess and the performance and behaviors they demonstrate. We promote a non-discriminatory and inclusive work environment that enables us to benefit from the diversity of thought that comes from a diverse and inclusive workforce.

✓	Compensation Recovery
In the event of an executive’s fraud or misconduct that results in a material negative restatement of our financial statements, we may recoup any or all of the incentive compensation paid to that executive in excess of the amounts that would have been paid based on the restated results. We may also cancel unvested equity compensation or require the executive to repay any gains realized in excess of the amount that would have been paid to that executive based on the restated results.

✓	Risk Mitigation
Our executive compensation programs include controls that promote a responsible and balanced risk profile:
• Multiple metrics within each incentive plan that are balanced and weighted so as not to encourage focus on a single metric to the exclusion of others;
• Caps on payouts under our annual and long-term incentive award programs;
• Stock ownership and holding requirements; and
• Pre-established grant schedule for NEOs’ equity awards as set by our Compensation Committee

✓	Minimum Vesting	Our annual equity awards provide for a minimum vesting period of one year.
✓	Proactive Shareholder Engagement	We maintain a robust investor outreach program that enables us to obtain ongoing feedback concerning our compensation programs and other governance matters.
✓	Share Ownership Requirements
We maintain rigorous stock ownership requirements for our Board members and NEOs as described below:
•   During 2018, our Chairman and CEO had a share ownership requirement equal to a value of six times annual base salary, and he exceeded this requirement.
•   Each of our other NEOs' share ownership requirement is equal to a value of three times annual base salary. Mr. Kellogg and Ms. Curran exceed this requirement while Dr. Vessey (who was hired in 2015) and Mr. Elkins and Dr. Reicin (who were both hired in 2018) do not yet meet the requirement.
•   Each Board member’s share ownership requirement is five times the current annual retainer. See “Director Compensation — Stock Ownership Requirements for Non-Employee Directors” for more information.

✓	Holding Period
In addition to share ownership requirements, there is a holding period on all shares issued on vested PSUs of at least one year and one day after the applicable vesting date (except in the case of certain qualifying terminations of employment). These holding periods further align compensation and value delivered to stock performance and long-term value to our stockholders.

✓	Securities Trading Policy
We maintain a comprehensive securities trading policy which provides, among other things, that our employees who possess material non-public information regarding Celgene may not disclose or trade while in possession of such information or buy or sell our securities during any designated blackout period. Individuals classified as “insiders” (which include our NEOs) and related persons (as defined in the policy) generally may not buy or sell our securities at any time without prior approval, except under approved Rule 10b5-1 trading plans.

✓	Change in Control Double Trigger
In 2011, we amended our Stock Incentive Plan to eliminate the “single trigger” change in control vesting provision for equity awards granted on or after July 1, 2011 and to provide that, unless otherwise determined at grant, such equity awards vest upon an involuntary termination of employment without cause that occurs within two years following a change in control (i.e. “double trigger”).

What We Do
✓	NEO Compensation Cost Analysis
To ensure that our compensation programs remain aligned with the interests of our stockholders and to further reinforce a team-based approach to management, the Compensation Committee considers the stockholder advisory vote on executive compensation and measures our NEOs’ collective compensation in relation to the collective compensation paid to named executive officers of companies within our peer group.

✓	Independent Compensation Consultant	The independent compensation consultant, Radford, is retained directly by the Compensation Committee.

What We Don’t Do
x	No Hedging or Pledging
Board members, executives, employees and their related persons (as defined in our Securities Trading Policy) are prohibited from hedging, pledging, or engaging in any derivatives trading with respect to Company stock, without the prior approval of the CEO in extraordinary circumstances.

x	No Backdating or Repricing
Stock options are never backdated or issued with below-market exercise prices. Re-pricing of stock options under our 2017 Stock Incentive Plan without stockholder approval is expressly prohibited. In connection with our acquisition of Juno Therapeutics in March 2018, we assumed the Juno Therapeutics Inc. 2014 Equity Incentive Plan (which does not explicitly prohibit repricing without shareholder approval).

x	No Share Recycling or Evergreen Provisions Under 2017 Stock Incentive Plan
Our 2017 Stock Incentive Plan prohibits share recycling and does not contain an evergreen renewal provision. In connection with our acquisition of Juno Therapeutics in March 2018, we assumed the Juno Therapeutics Inc. 2014 Equity Incentive Plan (which plan permits share recycling and contains an evergreen renewal provision).

x	No Dividends Payable on Options, SARs or Unvested Equity Under 2017 Stock Incentive Plan
Our 2017 Stock Incentive Plan provides that the holder of any stock option or stock appreciation right may not receive dividends with respect to the underlying shares and that the holder of any other equity award will not receive dividend payments unless the underlying shares have vested. The Juno Therapeutics Inc. 2014 Equity Incentive Plan assumed by the Company generally does not condition dividend payments in respect of other equity awards on the vesting of the underlying shares.

Say on Pay – Advisory Vote on Executive Compensation – 94%
At the 2018 Annual Meeting of Stockholders, we conducted our eighth annual non-binding advisory vote on executive compensation paid to our NEOs. Approximately 94% of the votes cast were in favor of our NEO compensation as described in the 2018 proxy statement. The Compensation Committee reviewed these final vote results, which reinforced our pay for performance philosophy, and the Compensation Committee also determined that the structure of our executive compensation policies continues to be appropriately aligned to the achievement of Company goals and objectives and stockholder best interests.

2018 Pay for Performance Alignment
A significant percentage of compensation awards to our NEOs is variable, performance-based compensation which is “at risk.” Each NEO’s compensation is designed to reward the achievement of financial objectives, progress in advancing our drug development pipeline and achievement of other operational goals, while aligning the annual and long-term interests of our executives with those of our stockholders.
Our NEOs’ total target compensation consists of three elements: base salary, annual incentives and long-term incentives. The Compensation Committee also believes in minimal use of perquisites as they do not reinforce our pay-for-performance philosophy. For our NEOs who were employed for all of 2018, the mix of compensation is weighted toward long-term, performance-based pay, as reflected in the 2018 charts below:

Approximately 91% of our Chairman and CEO’s target compensation is performance-based.

Approximately 88% of our other NEOs' target compensation is performance-based.

Compensation Element		Description	Performance Measurements/Considerations
Base Salary		• Fixed cash-based compensation that is reflective of each NEO’s contributions, experience, responsibilities and potential to contribute to our future success	• Reviewed annually and adjusted as appropriate
	Annual Incentives: Management Incentive Plan (MIP)	• Variable cash-based compensation • Focuses executives on achieving annual financial and strategic results and builds the foundation for long-term value creation	• 56% Financial objectives • 28% Total Revenue • 28% Adjusted EPS(1) • 44% Strategic corporate objectives
Performance-Based	Long-Term Incentives (LTI) - Equity
•   Designed to motivate and reward for sustained, evidenced, high-value contributions that drive on-going success and provide direct alignment to stockholders
•   LTI granted in the form of equity via:
•   50% Stock Options
•   30% Performance Stock Units (PSUs)
•   20% Restricted Stock Units (RSUs)
•   PSUs reward three-year financial and R-TSR results
•   Opportunity for additional grants based on achievement of performance objectives and value creation. Employee Board members are not eligible for grants for director service.

•   Stock Options
•   Performance-based, providing value only if there is future stock price appreciation
•   PSUs
•   37.5% - Three-year Total Revenue
•   37.5% - Three-year Adjusted EPS(1)
•   25% - Three-year R-TSR
•   RSUs
•   Promotes retention and stock ownership, and focuses NEOs on enhancing stockholder value

Long-Term Incentives (LTI) - Cash
•   Changed to PSUs in fiscal 2015, except for Dr. Vessey, who received an award under our 2016–2018 LTIP cycle and Ms. Curran who received awards under our 2016-2018 LTIP and 2017-2019 LTIP cycles before becoming executive officers
•   Payable in cash or restricted shares, at discretion of Compensation Committee
• 37.5% - Three-year Total Revenue • 37.5% - Three-year Adjusted EPS(1) • 25% - Three-year R-TSR
Other		• Health and Welfare Benefits • 401(k) Match • Reimbursement for tax and financial services up to $15,000 annually

(1)
In addition to financial information prepared in accordance with U.S. GAAP, this document also contains adjusted financial measures based on management’s view of performance. For the reconciliation of the adjusted (non-GAAP) financial measures to the most comparable GAAP financial measures see Exhibit 99.1 to this Annual Report on Form 10-K/A.

Roles and Responsibilities
Role of the Compensation Committee
The Compensation Committee oversees and administers our executive compensation and benefit programs, establishing base salary, incentive compensation, including equity awards, and any other compensation for our NEOs, including reviewing and approving the CEO’s recommendations for the compensation of NEOs and other officers of the Company (other than the CEO) who are determined to be subject to the reporting requirements of Section 16 of the Exchange Act. In addition, the Compensation Committee, in conjunction with the Board of Directors, reviews and approves the CEO’s performance and compensation levels. The detailed roles and responsibilities of the Compensation Committee are set forth in its written charter adopted by our Board of Directors, which can be found on our website, www.celgene.com, under the “Corporate Governance” section of the site. The Compensation Committee also ensures that the total compensation paid to our NEOs is reasonable, competitive and achieves the goal of delivering results and enhancing the long-term value to our stockholders.

Role of the Chairman and CEO
As Chairman, Mr. Alles leads the Company’s Board of Directors, and in his role as CEO makes recommendations to the Compensation Committee regarding the setting of performance objectives for the Company. After the Company’s objectives are established, the CEO works with each NEO to determine how his respective function(s) will contribute to the overall annual and long-term goals of the Company. To this end, at the beginning of each fiscal year, the CEO establishes goals and objectives with each NEO that are designed to advance his functional areas, while promoting achievement of overall corporate performance goals. At the conclusion of each fiscal year, the CEO evaluates the actual performance of each NEO via our performance management process and recommends appropriate salary adjustments and incentive awards to the Compensation Committee via our compensation review process. The final salary adjustments and incentive awards to NEOs are approved solely by the Compensation Committee.
Role of the Compensation Consultant
The Compensation Committee has retained Radford as its independent compensation consultant to assist in the continual development and evaluation of compensation plans and programs and the Compensation Committee’s determinations of compensation awards. The Compensation Committee’s consultant attends Compensation Committee meetings if requested by the Compensation Committee, and provides third-party and benchmarking data, independent analyses, advice and industry expertise on plan design, best practices and compensation regulations. The Compensation Committee’s consultant also proposes executive compensation levels within our plans.
At the request of the Compensation Committee, Radford reviews briefing materials prepared by management and outside advisors to management and advises the Compensation Committee on matters covered in the materials, ensuring the consistency of proposals with the Compensation Committee’s compensation philosophy and comparisons to programs at peer companies. Also at the request of the Compensation Committee, Radford prepares its own analyses and reports, including positioning of plans and programs within the context of competitive market analyses designed to ensure that our plans and programs reinforce the principles within our compensation philosophy.
The Compensation Committee has assessed the independence of Radford pursuant to SEC rules and concluded that no conflict of interest exists that would prevent it from serving as an independent consultant to the Compensation Committee.
Elements of Our Compensation Programs for NEOs & 2018 Compensation Actions
Base Salary
Base salaries provide fixed cash compensation to each of our NEOs. As a reflection of our performance culture, base salary adjustments are reviewed annually by the Compensation Committee. In its capacity as consultant, each year, at the request of the Compensation Committee, Radford provides an analysis of the competitive landscape within our industry and our peer group as additional context in which the Compensation Committee makes base salary decisions. The Compensation Committee considers the following factors when determining base salaries:
•     scope of responsibilities and experience
• annual and sustained performance
• expected future contribution and ability to deliver value to stockholders
• analysis of internal pay alignment, external market conditions and competitive positioning

Base Salary for Fiscal 2018
The base salary increase for each of our NEOs who was employed with us during the entire year is as follows:

NEO	2017 Salary ($)	2018 Salary ($)	Effective Date of Salary Adjustment	% Increase	Reason
Mark J. Alles	1,300,000	1,365,000	3/1/2018	5%	Merit and performance increase
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	695,300	800,000	3/1/2018	15%	Reflects merit increase, performance increase and continued movement toward a more competitive level of base salary
Peter N. Kellogg	875,500	920,000	3/1/2018	5%	Merit and performance increase
Terrie J. Curran	600,000	625,000	3/1/2018	4%	Merit and performance increase

No percentage increases are presented for Mr. Elkins and Dr. Reicin since they commenced employment with us in 2018. Pursuant to the terms of their letter agreements, Mr. Elkins and Dr. Reicin received salaries in 2018 at an annual rate of $850,000 and $760,000, respectively.
Annual Bonus
Annual incentives are determined under our Corporate Management Incentive Program (MIP). The MIP is a variable pay plan designed to focus NEOs on annual goals and objectives that are established to drive the annual and long-term success of our business. The Compensation Committee reviews and approves each plan year’s targets and performance metrics under the MIP to ensure that they are challenging and commensurate with our annual and long-term business plan. The target annual incentive award opportunity for each of our NEOs represents a percentage of base salary earned in the fiscal year. Each year, Radford, in its capacity as consultant, at the request of the Compensation Committee, provides an analysis of the competitive landscape within our industry and our peer group as additional context in which the Compensation Committee makes individual bonus target decisions. In 2018, the bonus target range for NEOs employed with us during the entire year was 75% – 150% of base salary earned in the fiscal year. For all of our NEOs employed with us during the entire year, actual payments made under the MIP are calculated based 100% on our corporate performance objectives as approved by the Compensation Committee. The maximum potential bonus payout was 200% of their respective annual bonus target. For 2018, the offer letters of Mr. Elkins and Dr. Reicin provided them with a minimum guaranteed cash bonus payment of $722,500 and $608,000, respectively. The Compensation Committee determined that these one-time minimum payments were appropriate and necessary in order to recruit high-level executives in a competitive market for their talent and to compensate them for forfeited bonus opportunities with their prior employers. Other than Mr. Elkins and Dr. Reicin, with respect to fiscal 2018, the minimum payout for all NEOs was zero. Awards generally are payable at the end of February following the year to which the performance goals relate.
Setting Fiscal 2018 Corporate MIP Targets
In December 2017, the Compensation Committee determined that Adjusted EPS(1), total revenue and certain non-financial measures continued to be appropriate measures for use in connection with the fiscal 2018 MIP. In January 2018, the Compensation Committee finalized and approved these targets for the fiscal 2018 MIP. The Compensation Committee believes that these measures, balanced with our long-term objective of maintaining a significant research and development reinvestment rate, fuel our long-term growth, best serve our patients and reflect true operating performance. The corporate performance measures for fiscal 2018 were based on the following components and associated weights with a max of 200% of achievement:
56% Financial Objectives
• 28% on total revenue — Target range of  $14.4 – $14.8 billion
• 28% on Adjusted EPS(1) — Target range of  $8.70 – $8.90 per share
44% Non-Financial Objectives (Selected Strategic Corporate Objectives)

•
execution on near-term clinical and regulatory milestones across our hematology/oncology portfolio: REVLIMID® in non-Hodgkin’s lymphoma and in combination with bortezomib in multiple myeloma; POMALYST® in combination with bortezomib in multiple myeloma; and other marketed and late-stage pipeline assets including ABRAXANE® and fedratinib

•	execution on near-term clinical and regulatory milestones across our inflammation/immunology portfolio: OTEZLA® in Behçet’s disease and scalp psoriasis; and ozanimod in relapsing multiple sclerosis

•
acceleration of mid-stage pipeline assets: luspatercept in MDS and beta thalassemia; bb2121 in multiple myeloma; ozanimod in inflammatory bowel disease; liso-cel (JCAR017) in lymphoma; tislelizumab in solid tumors; marizomib in glioblastoma; CC-220 in lupus and multiple myeloma; and other mid-stage assets

•
expansion of long-term growth opportunities: business development focused on late-stage assets and advancing the early-stage pipeline through IND submissions, first-in-human studies, lead optimization and other research activities

(1)
In addition to financial information prepared in accordance with U.S. GAAP, this document also contains adjusted financial measures based on management’s view of performance. Further information relevant to the interpretation of adjusted financial measures may be found in Exhibit 99.1 of this Annual Report on Form 10-K/A.

Under the MIP, the Compensation Committee may provide for the adjustment, modification or amendment of the performance measures and targets in the plan to reflect certain events that affect such performance measures and targets, including (i) restructurings, discontinued operations, items or events, corporate transactions (including dispositions or acquisitions) and other unusual or non-recurring items, and (ii) changes in tax law or accounting standards required.
Fiscal 2018 MIP Payments
Based on our full year results, the Compensation Committee determined that the MIP score for fiscal 2018 was 137.5% of target, which includes both financial and non-financial performance. Our fiscal 2018 financial achievements include Adjusted EPS for MIP purposes of   $9.06 and total revenue of  $15.28 billion. Among the achievements in clinical and regulatory were on-time data readouts and EU submission for POMALYST plus bortezomib and low-dose dexamethasone (PVd) in relapsed refractory multiple myeloma; on-time data readout for OTEZLA in scalp psoriasis and US submission for OTEZLA in Behcet’s disease; clinical progress for mid-stage assets including bb2121, liso-cel (JCAR017), marizomib, CC-92480 and CC-93269; and advancing key early research programs through IND/CTA/CTN filings and initiating first-in-human studies. Additionally, the strategic acquisitions of Impact Biomedicines and Juno Therapeutics expanded and deepened our pipeline notably. For the reconciliation of the adjusted (non-GAAP) financial measures to the most comparable GAAP financial measures, see Exhibit 99.1 in this Annual Report on Form 10-K/A.

NEO	Bonus Target from 1/1/2018 to 2/28/2018 as % of Earned Salary	Bonus Target from 3/1/2018 to 12/31/2018 as % of Earned Salary(1)	Corporate Weighting X Corporate Score	Bonus Paid(2) ($)
Mark J. Alles	150%	150%	100% x 137.5%	2,792,969
David V. Elkins	n/a	85%	100% x 137.5%	993,438
Peter N. Kellogg	80%	90%	100% x 137.5%	1,109,039
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	80%	80%	100% x 137.5%	860,805
Alise Reicin, M.D.	n/a	80%	100% x 137.5%	836,000
Terrie J. Curran	75%	75%	100% x 137.5%	640,234

(1)	Bonus target changes reflect continued movement towards more competitive target incentive levels.

(2)
Bonus paid is based on salary earned multiplied by each bonus target over the relevant time period in fiscal 2018. For Mr. Elkins and Dr. Reicin, their offer letters provided them with a minimum target bonus payment for 2018 equal to their respective target bonus percentages of their base salaries.

For 2018, the offer letters of Mr. Elkins and Dr. Reicin provided them with a minimum guaranteed cash bonus payment of $722,500 and $608,000, respectively. The Compensation Committee determined that these one-time minimum payments were appropriate and necessary in order to recruit high-level executives in a competitive market for their talent and to compensate them for forfeited bonus opportunities with their prior employers. Based on achievement of bonus targets, Mr. Elkins and Dr. Reicin received 2018 annual cash bonuses in the amount of $993,438 and $836,000, respectively.

Long-Term Incentives — Equity Grants
Our equity awards are intended to align the interests of our NEOs with those of our stockholders through rewarding exceptional corporate performance and stockholder returns and by ensuring that decisions made in the short-term solidify a strong future for our Company. Awards granted pursuant to our equity plans are an essential component of our total compensation strategy. The equity pool of awards available to grant to all employees (including our NEOs) in any given year is approved at the end of the prior year by the Compensation Committee, subject to the overall maximum number of shares of our stock available under our equity plans.
As part of the ongoing review of our compensation strategy and practices, the Compensation Committee approves equity awards based in part on recommendations from Radford. The Compensation Committee approves targets and actual award amounts based upon relative contribution to our Company performance, individual performance, demonstrated leadership, and expected future contributions to the achievement of Company goals and objectives.
The Compensation Committee determined that, beginning in fiscal 2015, PSUs would be added to the annual equity program for our NEOs, as they are a common equity type among our peers and reflect the Compensation Committee’s intent to provide significant at-risk pay via long-term incentives. This philosophy further aligns our compensation programs to financial performance and the long-term performance of our Company. Awards granted to NEOs in fiscal 2018 were a mix of 50% stock options, 30% PSUs and 20% RSUs.
The Compensation Committee has weighted 80% of NEO equity awards to be based on performance with an emphasis on stock options, as these awards deliver value only when the market price of our Common Stock is above the exercise price, and PSUs, thereby aligning executive compensation with future stockholder value and focusing our NEOs on the overall long-term financial success of the Company. The current mix of equity awards maintains a balance between each NEO’s ability to drive attainment of key financial metrics (e.g., Total Revenue and Adjusted EPS) and delivery of value to our stockholders (as measured primarily through Relative Total Shareholder Return (R-TSR)). Shares issued on vested PSUs are subject to a holding period of one year and one day from the vesting date of the applicable performance grant cycle (except in the case of certain qualifying terminations of employment). For the reconciliation of the adjusted (non-GAAP) financial measures to the most comparable GAAP financial measures, see Exhibit 99.1 in this Annual Report on Form 10-K/A.
The Compensation Committee chose to benchmark R-TSR relative to the combined constituents of the S&P 500 Biotechnology Index and the S&P 500 Pharmaceutical Index due to their strong correlation over time with Celgene stock price performance and the fact that these indices are used by many of our institutional investors for comparison. The R-TSR achievement under the 2016–2018, 2017–2019 and 2018–2020 performance cycles will be measured relative to the top 36 public U.S. biotechnology and pharmaceutical companies with a sustained market cap above $700M for the last 3 years as measured in August prior to the commencement of each plan cycle.

Active PSU Performance Cycle	Measurements	Weight	Threshold, Target & Maximum of Financial Measures
2016–2018	Total Revenue	37.5%	90%–100%–110%
2017–2019	Adjusted EPS(1)	37.5%	90%–100%–110%
2018–2020	R-TSR	25%	35th–50th–80th
			(percentiles)

(1)
In addition to financial information prepared in accordance with U.S. GAAP, this document also contains adjusted financial measures based on management’s view of performance. Further information relevant to the interpretation of adjusted financial measures may be found in Exhibit 99.1 of this Annual Report on Form 10-K/A.

The Compensation Committee may adjust the mix of award types or approve different award types as part of the overall long-term incentive award strategy. Awards made in connection with a new, extended or expanded employment relationship may involve a different mix of equity awards, depending on the Compensation Committee’s assessment of the total compensation package being offered.

The table below provides an overview of our equity award types and selected terms granted to our NEOs:

Type	General Terms
Stock Options	• Granted upon hire, then annually on a quarterly pre-set schedule determined by the Compensation Committee • Service-based vesting over four years (25% per year) • Ten-year term • Subject to recovery
PSUs
•   Granted annually on a pre-set schedule determined by the Compensation Committee
•   Three-year performance and measurement period, subject to attainment of defined, weighted metrics approved by the Compensation Committee prior to the grant as follows:
•   37.5% Total Revenue
•   37.5% Adjusted EPS(1)
•   25% R-TSR
•   Shares issued on vested PSUs must be held for one year and one day from the vesting date of the applicable performance grant cycle (except in the case of certain qualifying terminations of employment)
•   Subject to recovery

RSUs
•   Granted upon hire, then annually on pre-set schedule determined by the Compensation Committee
•   Service-based cliff vesting for our annual grants (generally, 100% vested on third anniversary of grant date)
•   Subject to recovery

General Provisions for Death, Disability, Termination as a result of Change in Control and Retirement for Stock Options, RSUs and PSUs
•   In the event of  (i) death, (ii) permanent disability or (iii) involuntary termination without cause within two years as a result of a change in control (i.e. a double-trigger) (a “CiC Termination”), the vesting of stock options, RSUs and PSUs will accelerate, except that shares issued on vested PSUs will be based on actual plan performance as of the last day of the calendar quarter preceding the date of death, disability or CiC Termination (but shares issued on vested PSUs in case of a CiC Termination will not be less than the target payout amount, pro-rated based on service during performance period)
•   If the NEO attains retirement as defined in our equity plans and has given at least six months’ notice of the intent to retire, as of the date of retirement:
•   RSUs will vest on retirement, but will be payable on the earliest of death, disability or the originally scheduled vesting date
•   PSUs will continue to vest and a pro rata portion (based on number of completed months of employment during the performance period) will be payable at the end of the performance period based on actual results
•   Stock options will continue to vest and will remain exercisable until the earlier of three years after retirement or the original expiration date

(1)
In addition to financial information prepared in accordance with U.S. GAAP, this document also contains adjusted financial measures based on management’s view of performance. Further information relevant to the interpretation of adjusted financial measures may be found in Exhibit 99.1 of this Annual Report on Form 10-K/A.

Equity Grants for Fiscal 2018
During fiscal 2018, Radford recommended, and the Compensation Committee approved, the following equity awards for our NEOs:

			PSUs for the 2018–2020 Performance Cycle(1)
Name	Stock Options (#)	RSUs (#)	Threshold (#)	Target (#)	Max (#)
Mark J. Alles	211,583	30,079	22,560	45,119	90,238
David V. Elkins(2)	103,913	74,842	5,544	11,088	22,176
Peter N. Kellogg	74,233	10,301	7,726	15,452	30,904
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	66,155	9,271	6,953	13,906	27,812
Alise Reicin, M.D.(3)	42,500	35,710	4,464	8,927	17,854
Terrie J. Curran	45,725	6,593	4,945	9,889	19,778

(1)	In addition to the PSUs granted to Mr. Elkins and Dr. Reicin for 2018-2020 performance cycle, they were granted PSUs in 2018 for the 2017-2019 performance cycle as follows:

Name	Threshold (#)	Target (#)	Max (#)
David V. Elkins	3,326	6,652	13,304
Alise Reicin, M.D.	2,149	4,298	8,596

(2)
Pursuant to his offer letter with us, Mr. Elkins received a new hire grant in 2018 having a total value of $11,350,000, granted to him in the form of stock options ($3,000,000), RSUs ($6,750,000) and PSUs ($1,600,000). A portion of the PSU value ($600,000) was granted under the 2017 – 2019 Long-Term Incentive Plan (“LTIP”) cycle, and the remaining portion of the PSU value ($1,000,000) was granted under the 2018 – 2020 LTIP cycle.

(3)
Pursuant to her offer letter with us, Dr. Reicin received a new hire grant in 2018 having a total value of $4,700,000, granted to her in the form of stock options ($1,000,000), RSUs ($2,700,000) and PSUs ($1,000,000). A portion of the PSU value ($325,000) was granted under the 2017 – 2019 LTIP cycle, and the remaining portion of the PSU value ($675,000) was granted under the 2018 – 2020 LTIP cycle.

PSU Awards for Fiscal 2018
The PSU cycle for the 2016 – 2018 PSU awards was completed on December 31, 2018. Messrs. Alles and Kellogg are the only NEOs who participated in this PSU cycle. The Compensation Committee approved the performance achievement of 144.41% of target in relation to the pre-established measures, consisting of three performance objectives: (1) Total Revenue (weighting of 37.5%), (2) Adjusted EPS(1) (weighting of 37.5%), and (3) R-TSR (weighting of 25%). The 2016-2018 PSU awards vest on March 1, 2019 and the threshold, target, maximum and final payouts are as follows:

	Threshold (#)	Target (#)	Maximum (#)	2016–2018 Payout (#)
Name	50%	100%	200%
Mark J. Alles	11,706	23,412	46,824	33,809
Peter N. Kellogg	5,122	10,243	20,486	14,792

(1)
In addition to financial information prepared in accordance with U.S. GAAP, this document also contains adjusted financial measures based on management’s view of performance. Further information relevant to the interpretation of adjusted financial measures may be found in Exhibit 99.1 of this Annual Report on Form 10-K/A.

Long-Term Incentives — Cash

Dr. Vessey and Ms. Curran are the only NEOs who currently participate in the Long Term Incentive Plan (LTIP) cash plan. The other NEOs receive long-term equity awards as noted in the section above which are granted as a combination of stock options, RSU and PSU awards. However, Dr. Vessey was not an NEO at the time of grant of the awards under the 2016-2018 LTIP plan cycle so he became a participant in the cash LTIP for this cycle. Similarly, Ms. Curran was not an NEO at the time of grant of awards under the 2016-2018 and 2017-2019 LTIP plan cycles so she became a participant in the cash LTIP for these cycles. The targets for Dr. Vessey and Ms. Curran under the cash LTIP are expressed as a percentage of their respective annual base salaries at the time of their participation as approved by the Compensation Committee.

The LTIP is a three-year plan designed to focus executives on achievement of longer-term objectives that are intended to ensure our long-term success financially, commercially and in our research and development programs. Prior to the commencement of each three-year plan (a “performance cycle”), the Compensation Committee establishes three key corporate-wide metrics against which performance will be measured. These objectives are weighted and awards earned under the LTIP are calculated based on actual performance in relation to these weighted objectives. The threshold, target and maximum cash payout levels under the current LTIP performance cycle ending in December of each plan cycle are calculated as a percentage of each NEO’s base salary at the time the LTIP was approved by the Compensation Committee.
The LTIP measurements for each performance cycle are listed below:

Active LTIP Performance Cycle	Measurements	Weight	Threshold, Target & Maximum of Financial Measures
2016–2018	Total Revenue	37.5%	90%–100%–110%
2017–2019	Adjusted EPS(1)	37.5%	90%–100%–110%
2018–2020	R-TSR	25%	35th–50th–80th
			(percentiles)

(1)
In addition to financial information prepared in accordance with U.S. GAAP, this document also contains adjusted financial measures based on management’s view of performance. Further information relevant to the interpretation of adjusted financial measures may be found in Exhibit 99.1 of this Annual Report on Form 10-K/A.

LTIP Awards for Fiscal 2018
For the 2016–2018 LTIP cycle, the Compensation Committee approved the performance achievement of 144.41% of target in relation to the pre-established measures, consisting of three financial performance objectives: (1) Total Revenue (weighting of 37.5%), (2) Adjusted EPS (weighting of 37.5%), and (3) R-TSR (weighting of 25%). We have not disclosed the specific performance targets under the LTIP because these targets represent confidential business information that could place us at a competitive disadvantage by providing insight into our long-term performance and financial goals. For the 2016–2018 LTIP plan cycle, Dr. Vessey and Ms. Curran were the only NEOs to receive a cash payment in this plan. Dr. Vessey’s cash payout under this plan was $830,358. Ms. Curran’s cash payout under this plan was $324,767.
Other Elements of Compensation
Retirement Benefits
We do not offer pension benefits to our U.S.-based employees, including our NEOs. Instead, we provide the opportunity to accumulate retirement income through:

•
Nonqualified Deferred Compensation Plan (Nonqualified Plan):   An unfunded plan to which certain U.S.-based management-level employees and each of our NEOs may elect to defer up to 90% of their base salary and up to 100% of their MIP and LTIP payments. Our NEOs were not eligible to receive matching contributions under the Nonqualified Plan.

•
401(k) Plan:   Our 401(k) Plan is a tax-qualified retirement savings plan available to all of our eligible employees, including our NEOs. We make matching contributions under our 401(k) Plan in the form of shares of our Common Stock to the Plan accounts of all eligible employees (up to 6% of their eligible earnings or the maximum permitted by law) who participate in the 401(k) Plan and are active employees on the final day of the Plan calendar year or terminated under our qualified retirement requirements during the plan year, including our NEOs. Matching contributions for all employees, including our NEOs, vest 20% per year for the first five years of employment, after which all current and future contributions are 100% vested. For fiscal 2018, we made matching contributions to our NEOs (deposited in the first quarter of 2019) under the 401(k) Plan as follows:

Name	Matching Contributions under the 401(k) Plan(1)
Mark J. Alles	195.23932 shares of Common Stock (fair value of $12,512.89)
David V. Elkins	195.23932 shares of Common Stock (fair value of $12,512.89)
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	195.23932 shares of Common Stock (fair value of $12,512.89)
Alise Reicin, M.D.	0 shares of Common Stock (fair value of $0)
Terrie J. Curran	195.23932 shares of Common Stock (fair value of $12,512.89)
Peter N. Kellogg	195.23932 shares of Common Stock (fair value of $12,512.89)

(1)
The matching 401(k) Plan amounts reflect the fair value of the shares issued as of December 31, 2018 and are included in the Summary Compensation Table, column (i), which is included elsewhere in this Annual Report on Form 10-K/A. These contributions are expected to be made by mid-March 2019.

Other Benefits

•
Health & Welfare Benefits:   We provide our NEOs health and welfare benefits that are consistent with the plans, programs and eligibility provided to other employees. In addition, we provide an excess liability insurance policy to certain senior-level eligible employees. The premiums for such policies are reported as income for our employees, including our NEOs. For fiscal 2018, we made premium payments of  $3,336 on behalf of Messrs. Alles and Kellogg and Ms. Curran and $2,632 on behalf of Dr. Vessey. If applicable, attributed amounts of the perquisites and other personal benefits described above for our NEOs for fiscal 2016, fiscal 2017 and fiscal 2018 are included in column (i) of the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K/A.

•
Professional Tax and Financial counseling:   Each of our NEOs is eligible for reimbursement of reasonable expenses incurred in obtaining professional tax and financial counseling, up to a maximum of $15,000 annually. If applicable, attributed amounts of the perquisites and other personal benefits described above for our NEOs for fiscal 2016, fiscal 2017 and fiscal 2018 are included in column (i) of the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K/A.

Policy with respect to Compensation Deductibility
Internal Revenue Code Section 162(m) limits the deductibility of executive compensation paid by publicly held companies to certain of their executive officers to $1,000,000 per year, but has historically contained an exception for performance-based compensation. Our policy with respect to the deductibility limit of Section 162(m) of the Code generally has been to preserve the federal income tax deductibility of compensation paid when appropriate and in our best interest to do so. However, we have always reserved the right to authorize the payment of non-deductible compensation if we deemed it appropriate to do so under the circumstances. As part of the Tax Cuts and Jobs Act enacted in December 2017, the exemption from Code Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of  $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. The Tax Cuts and Jobs Act also expands the definition of covered employees to include the CFO, in addition to the CEO and the three other highest paid officers, and the $1 million deduction limitation will apply to any person who was a covered employee in any tax year after 2016, not solely to individuals who were covered employees in the year compensation is paid.
Despite our efforts to structure certain performance-based awards for executives granted prior to November 2, 2017 in a manner generally intended to be exempt from Code Section 162(m) and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Code Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the Tax Cuts and Jobs Act repealing Code Section 162(m)’s exemption from the deduction limit, no assurance can be given that such compensation intended to satisfy the requirements for exemption from Code Section 162(m) in fact will, and, as with most tax matters, it is possible that our deductions may be challenged or disallowed. Further, we reserve the right to modify compensation that was initially intended to be exempt from Code Section 162(m) if we determine that such modifications are consistent with our business needs.
Compensation Committee Report
The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

February 26, 2019	Respectfully submitted,

THE COMPENSATION COMMITTEE

Ernest Mario, Ph.D., Chairman
Michael D. Casey
Carrie S. Cox
James J. Loughlin

Compensation Committee Interlocks and Insider Participation
Each member of the Compensation Committee is an independent director within the meaning of the Nasdaq Listing Rules. There were no interlocks among any of the members of the Compensation Committee and any of our executive officers.
Summary Compensation Table
The following table sets forth information regarding compensation earned by our NEOs for the fiscal years ended December 31, 2018, 2017, and 2016.

Name and Principal Position (as of 12/31/2018)	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) ($)	All Other Compensation(5) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark J. Alles(6)	2018	1,354,167	—	6,341,784	5,716,594	2,792,969	—	18,409	16,223,923
Chief Executive Officer	2017	1,266,667	—	5,452,454	4,235,469	2,144,623	—	16,772	13,115,985
	2016	1,062,583	—	4,257,765	3,164,081	3,689,654	—	18,334	12,192,417
David V. Elkins (7)	2018	425,000	1,372,500	8,150,960	2,893,426	270,938	—	21,994	13,134,818
Executive Vice President and CFO
Peter N. Kellogg	2018	912,583	—	2,171,867	2,015,790	1,109,039	—	29,903	6,239,182
Former Executive Vice President and CFO	2017	871,250	—	2,522,768	2,212,952	800,352	—	28,196	6,435,518
	2016	845,667	—	2,435,987	2,118,031	2,707,912	—	29,677	8,137,274
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	2018	782,550	—	1,954,624	1,792,776	1,691,163	—	33,663	6,254,776
Executive Vice President, Research & Early Development	2017	691,917	—	2,147,079	1,945,100	957,442	—	25,359	5,766,897
	2016	673,141	—	1,255,157	1,904,017	1,063,826	—	23,850	4,919,991
Alise Reicin, M.D.(7)	2018	134,583	1,008,000	3,647,756	1,028,662	228,000	—	—	6,047,001
President, Global Clinical Development
Terrie J. Curran President, Global Inflammation & Immunology	2018	620,833	—	1,390,003	1,231,694	965,001	—	28,170	4,235,701

(1)
Amounts reflect sign-on bonuses and minimum guaranteed annual target bonuses for 2018 to Mr. Elkins and Dr. Reicin paid to them under the terms of their respective offer letters in connection with their commencement of employment with us. All other bonuses are reportable as non-equity incentive plan compensation under column (g).

(2)
The value of RSU awards in column (e) and stock options in column (f) equals the fair value at date of grant, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value of PSUs in column (e) equals the fair value at date of grant determined based on the probable outcome of the award, excluding the effect of estimated forfeitures. These values are calculated in accordance with FASB ASC 718. The assumptions used in determining the grant date fair values of these RSU, PSU and option awards for their respective years are set forth in Note 15 to our Consolidated Financial Statements included in the Annual Report on Form 10-K. For each of the applicable fiscal years, the value of the PSUs on the grant date assuming the maximum award is shown below. The amounts shown for Mr. Elkins and Dr. Reicin in the table below comprise the value of the PSUs they were granted in 2018 with respect to the 2017-2019 performance cycle (i.e., $970,294 and $616,005, respectively) and the 2018-2020 performance cycle (i.e., $1,831,627 and $1,279,441, respectively).

NEO	2016 PSU ($)	2017 PSU ($)	2018 PSU ($)
Mark J. Alles	4,916,520	6,654,365	7,682,634
David V. Elkins	—	—	2,801,921
Peter N. Kellogg	2,151,030	2,627,188	2,631,089
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	2,151,030	2,235,927	2,367,852
Alise Reicin, M.D.	—	—	1,895,446
Terrie J. Curran	—	—	1,683,854

(3) The amounts in column (g) reflect the aggregate cash awards to the NEOs under the fiscal 2018, fiscal 2017 and fiscal 2016 MIP and the 2014–2016, 2015–2017 and 2016–2018 performance cycles under the LTIP. The 2016–2018 performance cycle under the LTIP was granted in PSUs and the grant date value of such PSUs is included in the amount shown in column (e) for 2016 except for Dr. Vessey and Ms. Curran who received a cash payout under the 2016–2018 LTIP which is included in the amount shown in column (g) for 2018. The payouts under the fiscal 2018 MIP and the 2016–2018 LTIP performance cycle were approved by the Compensation Committee on January 28, 2019 and paid shortly after approval. The MIP and the 2016–2018 LTIP (for Dr. Vessey and Ms. Curran only) are discussed in further detail under the heading “Elements of Our Compensation Programs for NEOs & 2018 Compensation Actions” and, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under column (g) rather than “Bonus” under column (d). The amounts in column (g) represent the 2018 MIP bonus for all NEOs with respect to 2018 and for Dr. Vessey, includes both his 2018 MIP bonus of  $860,805 and the value of his 2016–2018 LTIP cash payout of  $830,358, and for Ms. Curran, includes both her 2018 MIP bonus of $640,234 and the value of her 2016–2018 LTIP cash payout of $324,767.

(4)	We do not have a pension plan for our NEOs. Under our Nonqualified Plan, there are no above-market or preferential earnings.

(5)	The amounts in column (i) reflect the following:

Name	Year	Value of Employer Contributions to the Nonqualified Plan ($)	Value of Matching Contributions To the 401(k) Plan in Shares of Common Stock* ($)	Professional Tax and Financial Counseling ($)	Excess Liability Insurance Premiums ($)	Contributions to Health Savings Account ($)	Gross-up for Taxes ($)	Other ($)	Total ($)
Mark J. Alles	2018	—	12,513	—	3,336	—	2,560	—	18,409
	2017	—	13,789	—	2,983	—	—	—	16,772
	2016	—	17,382	—	952	—	—	—	18,334
David V. Elkins	2018	—	12,513	4,300	—	1,008	4,173	—	21,994

Peter N. Kellogg	2018	—	12,513	12,776	3,336	—	1,278	—	29,903
	2017	—	13,789	11,424	2,983	—	—	—	28,196
	2016	—	17,382	9,591	2,704	—	—	—	29,677
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	2018	—	12,513	10,787	2,632	—	7,731	—	33,663
	2017	—	13,789	9,959	1,611	—	—	—	25,359
	2016	—	17,382	5,938	530	—	—	—	23,850
Alise Reicin, M.D.	2018	—	—	—	—	—	—	—	—

Terrie J. Curran	2018	—	12,513	—	3,336	2,565	9,756	—	28,170

*	The value of the matching contributions to the 401(k) Plan is based on the number of shares of Common Stock multiplied by the closing price of our Common Stock on December 31 of the respective year.
(6) During 2018, Mr. Alles served as a member of the Board of Directors, but did not receive any compensation in such capacity.
(7) Mr. Elkins joined Celgene in July 2018 and was appointed CFO in August 2018. Dr. Reicin joined Celgene in November 2018.
CEO Pay Ratio
For fiscal 2018, the annual total compensation of our Chief Executive Officer, Mark J. Alles, as calculated in accordance with the Summary Compensation Table requirements, was $16,223,923, and the fiscal 2018 annual total compensation of our median employee (excluding our CEO) was $263,237, resulting in a pay ratio of approximately 62:1.

The median employee that is the basis of this calculation is the same as provided for fiscal year 2017 pay ratio disclosure, as permitted by SEC rules. In determining that this individual continues to be representative of the median of our employee population, we observed that:

•
There have been no significant changes to our broad-based compensation arrangements that would reasonably be expected to result in a significant change to the compensation of our median employee. Specifically, the consistently applied compensation measure used to identify that employee for fiscal 2017 disclosure, which consisted of, for each employee, (A) annual base salary for salaried employees (or hourly rate multiplied by expected annual work schedule, for hourly employees), (B) the target bonus for each such employee for the year, and (C) the estimated value of any equity awards granted during the year, continues to be representative of the compensation arrangements of our employee population, and

•
For purposes of this disclosure, there were no significant changes to our employee population that would be reasonably expected to result in a significant change in our median employee, after omitting, as permitted by SEC rules, approximately 663 employees that became employees of Celgene as a result of our acquisition of Juno Therapeutics in March 2018. Moreover, because annual equity grants were made to former employees of Juno Therapeutics prior to the acquisition, their reportable compensation received as employees of Celgene were not representative of the 2018 total annual compensation that they would receive as employees of Celgene for the full fiscal year. As a result, we believe that the omission of these employees for purposes of this disclosure presents a more accurate depiction of our CEO pay ratio calculation.

The above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of the SEC’s Regulation S-K. However, the SEC’s pay ratio disclosure rule affords significant flexibility to companies in determining appropriate methodologies to identify the median employee and calculating the median employee’s annual total compensation. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations, business models and compensation practices and may utilize different methodologies to identify the median employee and calculate the median employee’s annual total compensation.

Agreements with our Named Executive Officers
Letter Agreement with Mr. Alles
Under the terms of our amended employment letter agreement with Mr. Alles, if his employment is terminated by us for any reason other than for cause, he would be entitled to receive a lump sum payment equal to 12 months’ base salary, less applicable taxes, and per the terms of the MIP, if his employment is terminated by us for reasons other than cause, he would be entitled to a pro-rata MIP bonus at target. Mr. Alles was promoted to Chief Executive Officer effective March 1, 2016 with an annual base salary of $1.1 million and a target incentive under the MIP equal to 125%. In addition, Mr. Alles was elected to serve as a member of our Board of Directors in February 2016 and Chairman of the Board in February 2018. Effective March 1, 2018, Mr. Alles’ annual base salary is $1,365,000 and his target incentive under the MIP is equal to 150%. Effective January 2, 2019, Mr. Alles' severance entitlements under this letter agreement were superseded by the terms and conditions of the Celgene Corporation Executive Severance Plan (the “ESP”). For a description of the ESP, see “Celgene Corporation Executive Severance Plan.”
Letter Agreement with Mr. Elkins
In connection with his employment with us, the Company entered into an offer letter agreement with Mr. Elkins (the “Elkins Offer Letter”), providing for the terms of his employment, including annual base salary of $850,000, participation in the Company’s Management Incentive Plan with a target bonus of 85% of eligible base salary (with a potential maximum payout of 200% of target and, for 2018, a guaranteed bonus equal to the full target amount), a grant of options to be determined on the grant date by dividing the value of such grant ($3 million) by the applicable Black-Scholes value per stock option, and restricted stock units determined on the date of grant by dividing the value of such grant ($6.75 million) by the closing stock price of the Company’s common stock on the date of grant. The stock options vest in equal annual installments over four years and the RSUs vest in three equal installments over a three year period from the date of grant. In addition, Mr. Elkins received a target number of performance stock units determined on the grant date by dividing the value of such grant ($1.6 million) by the closing stock price of the Company’s common stock on the date of grant (with 37.5% apportioned to the 2017-2019 Long Term Incentive Plan (LTIP) performance period and 62.5% apportioned to the 2018-2020 LTIP performance period).

Under the Elkins Offer Letter, Mr. Elkins also received a one-time payment as a signing bonus of $650,000. Under the Elkins Offer Letter, if his employment is terminated by the Company other than for cause, Mr. Elkins is entitled to a severance payment equal to the sum of his annual base salary and target bonus, plus the continuation of medical and dental benefits at active-employee rates. The Elkins Offer Letter also provided that, in the event (i) a change in control occurs and (ii) Mr. Elkins' position is eliminated, his duties/responsibilities/compensation are significantly reduced or his primary place of work is relocated by 50 miles within two years of the change in control, Mr. Elkins will receive the same termination benefits described above, except that the base salary entitlement will increase by six months and his unvested stock options and RSUs will fully vest. Effective January 2, 2019, Mr. Elkins’ severance entitlements under this letter agreement were superseded by the terms and conditions of the ESP. For a description of the ESP, see “Celgene Corporation Executive Severance Plan.”

Letter Agreement with Mr. Kellogg
Mr. Kellogg’s employment letter agreement, effective July 1, 2014, provides for an initial base salary of  $800,000 and a target incentive under the MIP equal to 70% of eligible base salary earnings (as defined in the MIP) up to a maximum of 200% based on achievement of corporate performance objectives. Mr. Kellogg is entitled to participate in our Nonqualified Plan and is eligible for reimbursement for reasonable expenses incurred in obtaining professional tax and financial counseling up to a maximum of $15,000 annually. Mr. Kellogg is entitled to participate in our U.S. health and welfare benefit programs. If Mr. Kellogg’s employment is terminated by us for any reason other than for cause, he would be entitled to receive a lump sum payment equal to 12 months’ base salary and bonus at target, plus continuation of health benefits, less applicable taxes. Further, in the event of a change in control, Mr. Kellogg would be entitled to receive a lump sum payment equal to 18 months’ base salary and bonus plus continuation of benefits, less applicable taxes, and his unvested stock options and RSUs would become fully vested if his employment is terminated within two years of a change in control. Effective March 1, 2018, Mr. Kellogg’s annual base salary is $920,000 and his target incentive under the MIP is equal to 90%. Effective January 2, 2019, Mr. Kellogg’s severance entitlements under this letter agreement were superseded by the terms and conditions of the ESP. For a description of the ESP, see “Celgene Corporation Executive Severance Plan.”
Letter Agreement with Dr. Vessey
Effective January 1, 2016, Dr. Vessey was elevated to the role of President, Research and Early Development. Commensurate with that promotion, we amended the terms of an earlier employment letter agreement with Dr. Vessey. Under the amended terms, Dr. Vessey was entitled to a base salary of  $675,000 and a target incentive under the MIP equal to 70% of eligible base salary earnings (as defined in the MIP) up to a maximum of 200% of target. In the event Dr. Vessey’s employment is terminated as a result of a change of control or by us for any reason other than for cause, he would be entitled to receive a lump sum payment equal to 12 months’ base salary and 12 months’ bonus at target plus 12 months’ continuation of benefits under COBRA at active employee rates, less applicable taxes. Effective March 1, 2018, Dr. Vessey’s annual base salary is $800,000 and his target incentive under the MIP is equal to 80%. Effective January 2, 2019, Dr. Vessey’s severance entitlements under this letter agreement were superseded by the terms and conditions of the ESP. For a description of the ESP, see “Celgene Corporation Executive Severance Plan.”
Letter Agreement with Dr. Reicin
In connection with her employment with us, the Company entered into an offer letter agreement with Dr. Reicin (the “Reicin Offer Letter”), providing for the terms of her employment, including annual base salary of $760,000, participation in the Company’s Management Incentive Plan with a target bonus of 80% of eligible base salary (with a potential maximum payout of 200% of target and, for 2018, a guaranteed bonus equal to the full target amount), a grant of options to be determined on the grant date by dividing the value of such grant ($1 million) by the applicable Black-Scholes value per stock option, and restricted stock units determined on the date of grant by dividing the value of such grant ($2.7 million) by the closing stock price of the Company’s common stock on the date of grant. The stock options vest in equal annual installments over four years and the RSUs vest in three equal installments over a three year period from the date of grant. In addition, Dr. Reicin received a target number of performance stock units determined on the grant date by dividing the value of such grant ($1 million) by the closing stock price of the Company’s common stock on the date of grant (with 32.5% apportioned to the 2017-2019 Long Term Incentive Plan (LTIP) performance period and 67.5% apportioned to the 2018-2020 LTIP performance period).

Under the Reicin Offer Letter, Dr. Reicin also received a one-time payment as a signing bonus of $400,000. Under the Reicin Offer Letter, if her employment is terminated by the Company other than for cause or by her for “good reason,” Dr. Reicin is entitled to a severance payment equal to the sum of her annual base salary and target bonus, plus the continuation of medical and dental benefits at active-employee rates. The Reicin Offer Letter also provided that, in the event (i) a change in control occurs and (ii) Dr. Reicin’s position is eliminated, her duties/responsibilities/compensation are significantly reduced or her primary place of work is relocated by 50 miles within two years of the change in control, Dr. Reicin will receive the same termination benefits described above, plus accelerated vesting of her unvested stock options and RSUs. Effective December 2018, Dr. Reicin’s severance entitlements under this letter agreement were superseded by the terms and conditions of the ESP. For a description of the ESP, see “Celgene Corporation Executive Severance Plan.”

Grants of Plan-Based Awards Table
The following table provides the following information about equity and non-equity plan-based awards granted to NEOs eligible to participate in fiscal 2018: (a) the name; (b) the grant date; (d) and (e) the target and maximum potential MIP payouts that could have been earned in fiscal 2018; (f), (g) and (h) the estimated future potential share payouts for PSU awards granted during 2018 at the threshold, target and maximum levels; (i) all other stock awards, which consist of RSUs awarded to NEOs in 2018; (j) all stock option awards, which consist of the number of shares underlying stock options awarded to NEOs in 2018; (k)

the exercise price of the stock option awards, which reflects the closing price of the shares of our Common Stock on the date of grant; and (l) the grant date fair value of each equity award, computed in accordance with FASB ASC 718.

Name	Grant Date	Committee Action Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(4) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards(5) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)

			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Mark J. Alles
	1/29/2018	2/21/2017								33,881	103.26	1,109,267
	3/1/2018	2/13/2018	-	2,047,500	4,095,000
	3/1/2018	2/13/2018				22,560	45,119	90,238				3,841,317
	5/8/2018	2/13/2018								59,234	83.13	1,608,683
	5/8/2018	2/13/2018							30,079	-		2,500,467
	7/30/2018	2/13/2018								59,234	88.91	1,683,738
	10/29/2018	2/13/2018								59,234	71.43	1,314,906
David V. Elkins
	8/1/2018	5/23/2018								103,913	90.19	2,893,426
	8/1/2018	5/23/2018							74,842			6,750,000
	8/1/2018	5/23/2018				3,326	6,652	13,304				485,147
	8/1/2018	5/23/2018				5,544	11,088	22,176				915,813
	8/1/2018	5/23/2018	-	722,500	1,445,000
Peter N. Kellogg
	1/29/2018	2/21/2017								13,377	103.26	437,964
	3/1/2018	2/13/2018	-	828,000	1,656,000
	3/1/2018	2/13/2018				7,726	15,452	30,904				1,315,545
	5/8/2018	2/13/2018								20,285	83.13	550,902
	5/8/2018	2/13/2018							10,301			856,322
	7/30/2018	2/13/2018								20,285	88.91	576,605
	10/29/2018	2/13/2018								20,286	71.43	450,319
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.
	1/29/2018	2/21/2017								11,384	103.26	372,713
	3/1/2018	2/13/2018	-	640,000	1,280,000
	3/1/2018	2/13/2018				6,953	13,906	27,812				1,183,926
	5/8/2018	2/13/2018								18,257	83.13	495,825
	5/8/2018	2/13/2018							9,271			770,698
	7/30/2018	2/13/2018								18,257	88.91	518,959
	10/29/2018	2/13/2018								18,257	71.43	405,278
Alise Reicin, M.D.
	11/1/2018	9/26/2018	-	608,000	1,216,000
	11/1/2018	9/26/2018								42,500	75.61	1,028,662
	11/1/2018	9/26/2018							35,710			2,700,033
	11/1/2018	9/26/2018				2,149	4,298	8,596				308,003
	11/1/2018	9/26/2018				4,464	8,927	17,854				639,721

Name	Grant Date	Committee Action Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(4) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards(5) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6) ($)

			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Terrie J. Curran
	1/29/2018	2/21/2017								6,777	103.26	221,880
	3/1/2018	2/13/2018	-	468,750	937,500
	3/1/2018	2/13/2018				4,945	9,889	19,778				841,927
	5/8/2018	2/13/2018								12,982	83.13	352,566
	5/8/2018	2/13/2018							6,593			548,076
	7/30/2018	2/13/2018								12,983	88.91	369,044
	10/29/2018	2/13/2018								12,983	71.43	288,203

(1)
“Committee Action Date” refers to the date the Compensation Committee voted to approve the fiscal 2018 stock option, RSU and PSU grants listed in column (b), with respect to stock options, RSUs and PSUs granted under our equity plans.

(2)
The amounts reflected in columns (d) and (e) include the potential target and maximum payouts of the awards granted in fiscal 2018 to each NEO under the MIP, which were established by the Compensation Committee on February 13, 2018. See “Elements of Our Compensation Programs for NEOs & Compensation Actions — Annual Bonus” under the heading “Compensation Discussion and Analysis” for more information regarding the 2018 bonus targets under the MIP and the actual amounts that were approved by the Compensation Committee on January 28, 2019, which amounts were paid to the NEOs shortly thereafter under the MIP. For all of our NEOs the maximum potential bonus payout was 200% of their annual bonus target.

(3)
The amounts reflected in columns (f), (g) and (h) represent the threshold, target and maximum number of shares of Celgene Common Stock that can be delivered at the end of the three-year PSU measurement period. The number of shares to be delivered under the PSU grants depends on the level of achievement compared to established threshold, target and maximum levels for total revenue, adjusted EPS and R-TSR, with linear interpolation used to determine the payout percentage if performance levels fall between threshold, target and maximum levels. If performance goals do not reach the threshold level then no shares will be delivered. For more information about PSUs, see “Compensation Discussion and Analysis — Long-Term Incentives — Equity Grants” elsewhere in this Annual Report on Form 10-K/A.

(4)
All stock options and RSUs granted in fiscal 2018 were granted pursuant to our equity plans. All options were granted with an exercise price equal to the fair market value of Common Stock on the effective date of grant and vest in four equal annual installments beginning on the first anniversary of the grant date. All RSUs vest in full on the third anniversary of the grant date except for those granted to Mr. Elkins and Dr. Reicin which RSUs will vest in three equal installments on each of the anniversary of the grant date.

(5)
This column reflects the closing price of the shares of our Common Stock on the date of the grant, which equals the exercise price for the stock options granted and the grant date fair value per share of RSUs granted.

(6)
This column reflects the full grant date fair value of stock options and RSUs computed in accordance with FASB ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, granted to the NEO in fiscal 2018. This column also reflects the grant date fair value of PSUs computed in accordance with FASB ASC 718 determined based on the probable outcome of the award (i.e., achievement at target performance), excluding the effect of estimated forfeitures. The actual value, if any, that a NEO may realize upon exercise of stock options will depend on the excess of the stock price over the exercise price on the date of exercise, so there is no assurance that the value realized by a NEO will be at or near the value computed in accordance with FASB ASC 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 15 to our Consolidated Financial Statements, which are included in the Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal-Year End Table
The following tables provide information on holdings of stock options and stock awards as of December 31, 2018, by our Named Executive Officers. Each equity grant is shown separately for each NEO. For additional information about the option awards, see “Compensation Discussion and Analysis — Long-Term Incentives — Equity Grants”.

Mark J. Alles

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
Mark J. Alles
	3/1/2016						33,809	2,166,819
	3/1/2017								12,848	823,428
	3/1/2018								22,560	1,445,838
	5/2/2016						15,608	1,000,317
	5/1/2017						17,131	1,097,926
	5/8/2018						30,079	1,927,763
	7/31/2017	8,470	25,411		135.41	7/31/2027
	7/27/2015	6,468	0		132.56	7/27/2025
	7/27/2015	0	2,157		132.56	7/27/2025
	5/1/2017	8,470	25,410		124.06	5/1/2027
	2/2/2015	7,631	0		118.57	2/2/2025
	2/2/2015	0	843		118.57	2/2/2025
	2/2/2015	0	1,701		118.57	2/2/2025
	12/19/2014	11,752	0		117.18	12/19/2024
	12/19/2014	3,918	0		117.18	12/19/2024
	8/1/2016	0	7,418		114.69	8/1/2026
	8/1/2016	14,834	7,417		114.69	8/1/2026
	11/9/2015	6,468	0		114.08	11/9/2025
	11/9/2015	0	2,157		114.08	11/9/2025
	1/30/2017	0	883		113.18	1/30/2027
	1/30/2017	7,417	14,834		113.18	1/30/2027
	1/30/2017	0	6,535		113.18	1/30/2027
	5/4/2015	6,468	0		109.90	5/4/2025
	5/4/2015	0	2,157		109.90	5/4/2025
	5/2/2016	0	7,418		104.97	5/2/2026
	5/2/2016	14,834	7,417		104.97	5/2/2026
	1/29/2018	0	968		103.26	1/29/2028
	1/29/2018	0	7,502		103.26	1/29/2028
	1/29/2018	0	25,411		103.26	1/29/2028
	10/27/2014	1	0		103.10	10/27/2024
	10/27/2014	2,543	0		103.10	10/27/2024
	10/27/2014	7,631	0		103.10	10/27/2024
	10/31/2016	0	7,418		102.18	10/31/2026
	10/31/2016	14,834	7,417		102.18	10/31/2026
	10/30/2017	0	8,470		100.97	10/30/2027
	10/30/2017	8,470	16,941		100.97	10/30/2027
	2/1/2016	0	992		100.80	2/1/2026

Mark J. Alles Continued

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
	2/1/2016	0	1,165		100.80	2/1/2026
	2/1/2016	4,312	2,156		100.80	2/1/2026
	7/30/2018	0	14,808		88.91	7/30/2028
	7/30/2018	0	44,426		88.91	7/30/2028
	7/28/2014	15,262	0		87.64	7/28/2024
	7/28/2014	5,088	0		87.64	7/28/2024
	5/8/2018	0	14,808		83.13	5/8/2028
	5/8/2018	0	44,426		83.13	5/8/2028
	12/2/2013	13,124	0		81.56	12/2/2023
	12/2/2013	6,564	0		81.56	12/2/2023
	10/28/2013	11,824	0		78.12	10/28/2023
	10/28/2013	5,914	0		78.12	10/28/2023
	2/3/2014	1,344	0		74.30	2/3/2024
	2/3/2014	11,824	0		74.30	2/3/2024
	2/3/2014	4,570	0		74.30	2/3/2024
	10/29/2018	0	14,808		71.43	10/29/2028
	10/29/2018	0	44,426		71.43	10/29/2028
	7/29/2013	11,824	0		71.33	7/29/2023
	7/29/2013	5,914	0		71.33	7/29/2023
	4/29/2013	17,738	0		59.24	4/29/2023
	1/28/2013	2,020	0		49.48	1/28/2023
	1/28/2013	10,468	0		49.48	1/28/2023
	12/17/2012	17,500	0		40.22	12/17/2022
	3/1/2012	2,704	0		36.96	3/1/2022
	3/1/2012	8,290	0		36.96	3/1/2022
	10/31/2012	8,326	0		36.68	10/31/2022
	4/30/2012	8,326	0		36.47	4/30/2022
	7/30/2012	8,326	0		34.70	7/30/2022

David V. Elkins

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
David V. Elkins
	8/1/2018								3,326	213,163
	8/1/2018								5,544	355,315
	8/1/2018						74,842	4,796,624
	8/1/2018	0	4,432		90.19	8/1/2028
	8/1/2018	0	99,481		90.19	8/1/2028

Peter N. Kellogg

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
Peter N. Kellogg
	3/1/2016						14,792	948,019
	3/1/2017								5,073	325,097
	3/1/2018								7,726	495,159
	10/30/2017						3,666	234,954
	10/31/2016						5,609	359,481
	5/1/2017						6,763	433,441
	5/2/2016						6,829	437,671
	5/8/2018						10,301	660,191
	7/31/2017	3,344	10,032		135.41	7/31/2027
	7/27/2015	6,468	2,157		132.56	7/27/2025
	5/1/2017	3,344	10,032		124.06	5/1/2027
	2/2/2015	0	843		118.57	2/2/2025
	2/2/2015	7,631	1,701		118.57	2/2/2025
	12/19/2014	11,760	0		117.18	12/19/2024
	8/1/2016	6,490	6,490		114.69	8/1/2026
	11/9/2015	6,468	2,157		114.08	11/9/2025
	1/30/2017	0	883		113.18	1/30/2027
	1/30/2017	0	2,363		113.18	1/30/2027
	1/30/2017	3,245	6,490		113.18	1/30/2027
	5/4/2015	6,468	2,157		109.90	5/4/2025
	5/2/2016	6,490	6,490		104.97	5/2/2026
	1/29/2018	0	968		103.26	1/29/2028
	1/29/2018	0	2,376		103.26	1/29/2028
	1/29/2018	0	10,033		103.26	1/29/2028
	10/27/2014	10,175	0		103.10	10/27/2024
	10/31/2016	16,052	16,052		102.18	10/31/2026
	10/30/2017	0	7,728		100.97	10/30/2027
	10/30/2017	7,727	15,456		100.97	10/30/2027
	2/1/2016	0	992		100.80	2/1/2026
	2/1/2016	4,312	3,321		100.80	2/1/2026
	7/30/2018	0	5,071		88.91	7/30/2028
	7/30/2018	0	15,214		88.91	7/30/2028
	8/1/2014	4,616	0		86.65	8/1/2024
	8/1/2014	95,384	0		86.65	8/1/2024
	5/8/2018	0	5,071		83.13	5/8/2028
	5/8/2018	0	15,214		83.13	5/8/2028
	10/29/2018	0	5,071		71.43	10/29/2028
	10/29/2018	0	15,215		71.43	10/29/2028

S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.
	3/1/2017								4,317	276,677
	3/1/2018								6,953	445,618
	10/30/2017						3,120	199,961
	10/31/2016						5,369	344,099
	5/1/2017						5,756	368,902
	5/2/2016						6,731	431,390
	5/8/2018						9,271	594,178
	7/31/2017	2,846	8,538		135.41	7/31/2027
	7/27/2015	2,343	782		132.56	7/27/2025
	5/1/2017	2,846	8,538		124.06	5/1/2027
	2/2/2015	2,529	843		118.57	2/2/2025
	2/2/2015	11,827	3,943		118.57	2/2/2025
	8/1/2016	6,452	6,454		114.69	8/1/2026
	11/9/2015	2,343	782		114.08	11/9/2025
	1/30/2017	0	883		113.18	1/30/2027
	1/30/2017	3,226	8,797		113.18	1/30/2027
	5/4/2015	2,343	782		109.90	5/4/2025
	5/2/2016	0	201		104.97	5/2/2026
	5/2/2016	3,226	6,253		104.97	5/2/2026
	1/29/2018	0	968		103.26	1/29/2028
	1/29/2018	0	10,416		103.26	1/29/2028
	1/31/2016	15,604	15,606		102.18	10/31/2026
	10/30/2017	6,577	19,731		100.97	10/30/2027
	2/1/2016	0	782		100.80	2/1/2026
	2/1/2016	781	781		100.80	2/1/2026
	7/30/2018	0	18,257		88.91	7/30/2028
	5/8/2018	0	18,257		83.13	5/8/2028
	10/29/2018	0	1		71.43	10/29/2028
	10/29/2018	0	18,256		71.43	10/29/2028

Alise Reicin, M.D.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
Alise Reicin, M.D.
	11/1/2018								2,149	137,729
	11/1/2018								4,464	286,066
	11/1/2018						35,710	2,288,654
	11/1/2018	0	5,288		75.61	11/1/2028
	11/1/2018	0	37,212		75.61	11/1/2028

Terrie J. Curran

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of share or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)		(b) (1)	(c) (2)	(d)	(e)	(f)	(g) (3)	(h) (4)	(i) (5)	(j) (4)
Terrie J. Curran
	3/1/2017								2,570	164,679
	3/1/2018								4,945	316,893
	10/30/2017						1,857	119,015
	10/31/2016						3,281	210,279
	5/8/2018						6,593	422,545
	5/1/2017						3,426	219,572
	5/2/2016						1,563	100,173
	7/31/2017	1,694	5,082		135.41	7/31/2027
	7/27/2015	1,875	625		132.56	7/27/2025
	5/1/2017	1,694	5,082		124.06	5/1/2027
	2/2/2015	0	843		118.57	2/2/2025
	2/2/2015	3,750	407		118.57	2/2/2025
	12/19/2014	7,050	0		117.18	12/19/2024
	8/1/2016	1,562	1,563		114.69	8/1/2026
	11/9/2015	1,875	625		114.08	11/9/2025
	1/30/2017	0	883		113.18	1/30/2027
	1/30/2017	1,640	4,040		113.18	1/30/2027
	5/4/2015	1,875	625		109.90	5/4/2025
	5/2/2016	0	352		104.97	5/2/2026
	5/2/2016	1,562	1,211		104.97	5/2/2026
	1/29/2018	0	968		103.26	1/29/2028
	1/29/2018	0	5,809		103.26	1/29/2028
	10/27/2014	5,000	0		103.10	10/27/2024
	10/31/2016	3,280	3,282		102.18	10/31/2026
	10/30/2017	3,914	11,745		100.97	10/30/2027
	2/1/2016	0	625		100.80	2/1/2026
	2/1/2016	1,250	625		100.80	2/1/2026
	7/30/2018	0	12,983		88.91	7/30/2028
	7/28/2014	1,141	0		87.64	7/28/2024
	7/28/2014	6,359	0		87.64	7/28/2024
	5/8/2018	0	12,982		83.13	5/8/2028
	12/2/2013	3,750	0		81.56	12/2/2023
	10/29/2018	0	12,983		71.43	10/29/2028
	5/1/2013	3,428	0		58.33	5/1/2023
	5/1/2013	6,572	0		58.33	5/1/2023

(1)	Represents vested options under the 2017 Stock Incentive Plan.

(2)
Pursuant to our equity plans, options granted to employees (including the NEOs) are immediately exercisable. However, the shares of Common Stock acquired upon exercise would be subject to the same vesting schedule as the underlying options (i.e., in four equal annual installments beginning on the first anniversary of the grant date). Unvested options are included in column (c).

(3)
Pursuant to our equity plans, RSUs granted to the NEOs vest in full on the third anniversary of the grant date except for those granted to Mr. Elkins and Dr. Reicin which RSUs will vest in three equal installments on each anniversary of the grant date. The amount shown for the March 2016 grants for Messrs. Alles and Kellogg represents the actual number of earned PSUs for the 2016-2018 performance period.

(4)	Represents the number of unvested RSUs or PSUs multiplied by the closing price of Celgene Common Stock on December 31, 2018.

(5)
Represents the number of PSUs granted for the 2017–2019 and 2018–2020 performance periods that were considered outstanding at December 31, 2018 based on 2018 performance compared to total revenue, adjusted EPS and R-TSR performance goals established for the PSUs. For the 2017-2019 and 2018-2020 performance periods, total revenue, adjusted EPS and R-TSR are included at the threshold level.

Option Exercises and Stock Vested Tables

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2)
(a)	(b)	(c)	(d)	(e)
Mark J. Alles	—	—	19,712	1,606,851
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	—	—	14,098	1,197,577
Terrie J. Curran	—	—	5,000	387,725
Peter N. Kellogg	—	—	18,819	1,545,949

(1)
Stock options granted under the 2017 Stock Incentive Plan vest in four equal annual installments beginning on the first anniversary of the grant date. The value realized when the stock options were exercised represents the excess of the fair market price of the shares at the time of exercise over the exercise price of the stock options. No stock options were exercised in 2018 by any of the NEO's.

(2)	Value realized on vesting represents the number of RSUs and PSUs that vested during fiscal 2018 multiplied by the market price of our Common Stock on the respective vesting dates.
Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year(1) ($)	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings In Last Fiscal Year(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End(3) ($)
(a)	(b)	(c)	(d)	(e)	(f)
Mark J. Alles	—	—	—	—	—
David V. Elkins	—	—	—	—	—
Peter N. Kellogg	1,993,142	—	(143,708)	—	3,638,597
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	—	—	—	—	—
Alise Reicin, M.D.	—	—	—	—	—
Terrie J. Curran	—	—	—	—	—

(1) The amounts reported in column (b) reflect deferrals under the Nonqualified Plan of base salary and/or MIP paid to Mr. Kellogg in fiscal 2018. A portion of the amounts reported as salary and/or MIP in the Summary Compensation Table, column (c) and/or (g), respectively, were deferred by Mr. Kellogg in fiscal 2018 as follows: $456,292 of salary and $757,894 of his 2017 MIP, and $778,956 of his 2018 MIP.

(2)	None of the amounts reported in column (d) for Mr. Kellogg is reported as compensation in the “Summary Compensation Table.”

(3)
The amounts reported in column (f) for Mr. Kellogg include previously earned, but deferred, salary that was reported in our Summary Compensation Table in previous years as follows: $435,625 of base salary in fiscal 2017, $422,833 of base salary in fiscal 2016, and $410,000 of base salary in fiscal 2015. The total in this column reflects the cumulative value of Mr. Kellogg’s deferrals and investment experience.

The Nonqualified Plan is an unfunded nonqualified deferred compensation plan to which our U.S.-based NEOs may elect to defer up to 90% of their base salary and up to 100% of other types of compensation (including LTIP awards and MIP awards). Generally, a deferral election must be made no later than December 31 of the previous year, and is irrevocable. Deferrals with respect to salary are deducted from the participant’s salary in equal installments for the period of January 1 to December 31 of each year. These deferral elections are for the salary earned by the participant for the particular salary pay period during that year, which would otherwise be payable to the participant in such pay period. The election to defer salary under the Nonqualified Plan is in addition to any deferral election made by the participant under our 401(k) Plan. Deferrals for performance-based annual bonuses are for those MIP bonuses earned during the year in question, which are payable the following year. The MIP deferral elections may be modified or revoked before June 30 of the year in question.
The Nonqualified Plan authorizes us to make matching contributions at our sole discretion. The participant is 100% vested at all times in his or her deferred cash account, and matching contributions vest in accordance with the vesting schedule specified by the Compensation Committee at the time the contribution is made.
The Nonqualified Plan credits gains and losses to deferral amounts based upon “deemed” investments in the investment alternatives chosen by each participant (which the participant may change at any time) from a “menu” of fund options provided by us. In general, the investment options consist of a number of mutual and index funds comprising stocks, bonds, and money market accounts. The investment returns credited to participants’ accounts in the Nonqualified Plan correspond to actual returns of the chosen funds. The performance of the mutual and index funds fluctuates with the conditions of the capital markets and the economy generally, and is affected by prevailing interest rates and credit risks.
The Nonqualified Plan provides for payment of deferred compensation and earnings thereon. A distribution is made upon a participant’s separation from service with us, his or her retirement, a date specified by the participant in his or her compensation deferral agreement, the death of a participant (in such a case, to the designated beneficiary) or a “change in control.” Distributions upon a separation from service may be made in a lump sum or in annual installments of two to 15 years, as elected by the participant. A participant may elect to receive up to three “in-service” distribution dates in a lump sum or two to five annual installments. Payments made on a participant’s separation from service will begin on the first day of the seventh month following the date of separation from service. If a participant dies before installment payments have commenced, a lump sum will be distributed to the participant’s beneficiary as soon as administratively feasible thereafter, to the extent no adverse tax consequences are triggered under Section 409A of the Code. If a participant dies after the date distributions have commenced, then installment payments shall continue to be distributed to such participant’s beneficiary in accordance with the participant’s election. Loans are not permitted under the Nonqualified Plan, although distributions are permitted in the case of certain emergencies. Notwithstanding any election made by a participant, all balances under the Nonqualified Plan will be paid within 90 days following a change in control of Celgene.
The Nonqualified Plan is intended to provide participants with a tax deferral opportunity for compensation paid by us. The deferred amounts are not subject to income tax or income tax withholding when earned and deferred, but are fully taxable (and withheld appropriately) when distributed.
Celgene Corporation Executive Severance Plan
In December 2018, the Company adopted the Celgene Corporation Executive Severance Plan (the “ESP”), pursuant to which executives of the Company designated by the Compensation Committee of the Board are eligible to participate. Each of the NEOs is a designated participant in the ESP. Pursuant to the ESP, each of the NEOs is entitled to receive severance benefits upon a termination of employment by the Company without cause or due to the officer’s resignation for good reason (each, a “Qualifying Termination”), subject to execution of a release and termination agreement.

If the Qualifying Termination occurs on, or within two years following, a change in control of the Company or, in certain circumstances, otherwise occurs in connection with a change in control of the Company (each, a “CIC Termination”), the severance benefits are generally (1) a cash severance payment equal to 2.5x (or 3x, in the case of Mr. Alles) multiplied by the sum of the officer’s annual base salary and target annual cash incentive opportunity, (2) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 30 months (or 36 months, in the case of Mr. Alles), (3) 18 months of outplacement services, (4) a prorated annual incentive compensation award for the year of termination, and (5) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

If the Qualifying Termination is not a CIC Termination, the severance benefits are generally (1) a cash severance payment equal to 1.5x (or 2x, in the case of Mr. Alles) multiplied by the sum of the officer’s annual base salary and target annual cash incentive opportunity, (2) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 18 months (or 24 months, in the case of Mr. Alles), and (3) 18 months of outplacement services.

Potential Payments Upon Termination or Change in Control
The following tables summarize the value of the termination payments and benefits that Messrs. Alles, Elkins and Kellogg, Ms. Curran and Drs. Vessey and Reicin would have received if they had terminated employment on December 31, 2018 under the circumstances shown. The tables exclude (i) amounts accrued through December 31, 2018 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees, (iii) any post-employment benefit that is available to all of our salaried employees and does not discriminate in favor of the NEOs, and (iv) any vested balances under the Nonqualified Plan which may become payable on termination of employment, which are included under "Nonqualified Deferred Compensation Table" above. The calculations set forth below in columns (e) and (f) assume all NEOs were entitled to payments and benefits under the ESP (and not pursuant to the terms of their respective offer letters, if any) as of December 31, 2018. For a description of the ESP, see “Celgene Corporation Executive Severance Plan.” For a description of the severance provisions included in the NEO offer letters, see “Agreements with our Named Executive Officers.”

Mark J. Alles

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without cause ($)		CIC Termination ($)
(a) (1)	(b)		(c)		(d)		(e) (2)		(f) (3)
Cash Severance	—		—		—		6,825,000		10,237,500
Medical, Dental, Vision Insurance	—		—		—		56,870		85,305
Outplacement	—		—		—		10,800		10,800
Acceleration of Stock Options and RSUs	4,026,006	(4)	4,026,006	(4)	4,026,006	(4)	—		4,026,006	(4)
PSU Grants (2016, 2017 and 2018)	4,228,635	(5)	2,166,839	(5)	2,166,839	(5)	—		4,228,635	(5)
MIP Payment	2,815,313	(6)	2,815,313	(6)	2,815,313	(6)	2,815,313	(6)	2,815,313	(6)
Total	11,069,954		9,008,158		9,008,158		9,707,983		21,403,559

(1)	The fair market value of Celgene common stock used to calculate the equity award values in this table is the per share closing price of Celgene common stock on December 31, 2018 of $64.09.

(2)
On a Qualifying Termination that is not a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 2 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 24 months, and (c) 18 months of outplacement services.

(3)
On a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 3 times the sum of the executive’s annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 36 months, (c) 18 months of outplacement services, (d) a prorated annual incentive compensation award (i.e., the MIP Payment) for the year of termination, and (e) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

(4)
Reflects the excess of the fair market value of the underlying shares over the exercise price of all unvested options and the fair market value of the shares underlying unvested RSUs, in each case, as of December 31, 2018. Mr. Alles’ stock options and RSUs will become fully vested upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f).

(5)
Represents the fair market value of the shares underlying PSUs granted in 2016, 2017 and 2018 for the 2016-2018, 2017-2019 and 2018-2020 performance periods, respectively, that would vest upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f) on December 31, 2018. In the event of retirement as defined under the 2017 Stock Incentive Plan, a pro-rata portion of PSUs will vest and be payable based on actual performance at the end of each performance period. The amount included in the table above for retirement is the full award amount for the 2016-2018 award based on actual performance for the completed performance period, and two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, assuming achievement at the target performance level at the end of the respective performance periods.

In the event of death or permanent disability, the vesting of PSUs will accelerate and shares will be payable based on actual plan performance as of the last day of the calendar quarter preceding the date of such a triggering event, unless such date is on or after the last day of the performance period. The amounts included in the table above for death or permanent disability are based on actual results achieved through December 31, 2018 for the 2016-2018 performance period and based on actual results achieved through September 30, 2018 for the 2017-2019 and 2018-2020 performance periods.

In the event of a CIC Termination the vesting of PSUs will accelerate and the number of shares paid will equal the greater of (a) 100% of the shares earned based on actual plan performance as of the last day of the calendar quarter preceding the date of termination and (b) the number of shares earned based on the target performance level, prorated based on the executive's service during the performance period. The amount included in the table above for CIC Termination is the full award amount for the 2016-2018 award at actual performance, and two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, based on the target performance level.

(6)
The MIP provides for a pro rata award payable on the executive’s retirement, death, permanent disability, or involuntary termination. The prorated award is generally calculated based on target performance, except that if the triggering event is permanent disability, the calculation is based on full year actual performance. In addition, the ESP provides for a prorated bonus payment upon a CIC Termination based on the greater of target performance or actual performance through the date of the CIC Termination. The MIP payment in the table reflects the executive's MIP award at levels without proration since, the executives termination of employment is assumed to occur on December 31, 2018. In addition to those events listed in the table above, Mr. Alles will be eligible to receive such amounts in the event of voluntary termination on December 31, 2018.

David V. Elkins

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without cause ($)		CIC Termination ($)
(a) (1)	(b)	(c)		(d)		(e) (2)		(f) (3)
Cash Severance	N/A	—		—		2,358,750		3,931,250
Medical, Dental, Vision Insurance	N/A	—		—		35,560		59,267
Outplacement	N/A	—		—		10,800		10,800
Acceleration of Stock Options and RSUs	N/A	4,796,624	(4)	4,796,624	(4)	—		4,796,624	(4)
PSU Grants (2017 and 2018)	N/A	—	(5)	—	(5)	—		521,094	(5)
MIP Payment	N/A	993,438	(6)	993,438	(6)	993,438	(6)	993,438	(6)
Total	N/A	5,790,062		5,790,062		3,398,548		10,312,473

(1)	The fair market value of Celgene common stock used to calculate the equity award values in this table is the per share closing price of Celgene common stock on December 31, 2018 of $64.09.

(2)
On a Qualifying Termination that is not a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 1.5 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 18 months, and (c) 18 months of outplacement services.

(3)
On a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 2.5 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 30 months, (c) 18 months of outplacement services, (d) a prorated annual incentive compensation award (i.e., the MIP Payment) for the year of termination, and (e) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

(4)
Reflects the excess of the fair market value of the underlying shares over the exercise price of all unvested options and the fair market value of the shares underlying unvested RSUs, in each case, as of December 31, 2018. Mr. Elkins’ stock options and RSUs will become fully vested upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f).

(5)
Represents the fair market value of the shares underlying PSUs granted in 2018 for the 2017-2019 and 2018-2020 performance periods, respectively, that would vest upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f) on December 31, 2018. In the event of death or permanent disability, the vesting of PSUs will accelerate and shares will be payable based on actual plan performance as of the last day of the calendar quarter preceding the date of such a triggering event, unless such date is on or after the last day of the performance period. The amounts included in the table above for death or permanent disability are based on actual results achieved through September 30, 2018 for the 2017-2019 and 2018-2020 performance periods. In the event of a CIC Termination the vesting of PSUs will accelerate and the number of shares paid will equal the greater of (a) 100% of the shares earned based on actual plan performance as of the last day of the calendar quarter preceding the date of termination and (b) the number of shares earned based on the target performance level. The amount included in the table above for CIC Termination reflects two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, based on achievement at the target performance level.

(6)
Under the terms of the Elkins Offer Letter, Mr. Elkins is entitled to receive a bonus of not less than $722,500 if he is actively employed through December 31, 2018. In addition, the ESP provides for a prorated bonus payment upon a CIC Termination based on the greater of target performance or actual performance through the date of the CIC Termination. The MIP payment shown in the table for a CIC Termination reflects the executive’s MIP award at the actual level without proration since the executive’s termination of employment is assumed to occur on December 31, 2018. In addition to those events listed in the table above, Mr. Elkins will be eligible to receive such amounts in the event of voluntary termination on December 31, 2018.

Peter N. Kellogg

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without cause ($)		CIC Termination ($)
(a) (1)	(b)		(c)		(d)		(e) (2)		(f) (3)
Cash Severance	—		—		—		2,622,000		4,370,000
Medical, Dental, Vision Insurance	—		—		—		42,292		70,487
Outplacement	—		—		—		10,800		10,800
Acceleration of Stock Options and RSUs	2,125,737	(4)	2,125,737	(4)	2,125,737	(4)	—		2,125,737	(4)
PSU Grants (2016, 2017 and 2018)	1,711,619	(5)	948,051	(5)	948,051	(5)	—		1,711,619	(5)
MIP Payment	1,138,500	(6)	1,138,500	(6)	1,138,500	(6)	1,138,500	(6)	1,138,500	(6)
Total	4,975,856		4,212,288		4,212,288		3,813,592		9,427,143

(1)	The fair market value of Celgene common stock used to calculate the equity award values in this table is the per share closing price of Celgene common stock on December 31, 2018 of $64.09.

(2)
On a Qualifying Termination that is not a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 1.5 times the sum of the executive annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 18 months, and (c) 18 months of outplacement services.

(3)
On a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 2.5 times the sum of the executive’s annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 30 months, (c) 18 months of outplacement services, (d) a prorated annual incentive compensation award (i.e., the MIP Payment) for the year of termination, and (e) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

(4)
Reflects the excess of the fair market value of the underlying shares over the exercise price of all unvested options and the fair market value of the shares underlying unvested RSUs, in each case, as of December 31, 2018. Mr. Kellogg’s stock options and RSUs will become fully vested upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f).

(5)
Represents the fair market value of the shares underlying PSUs granted in 2016, 2017 and 2018 for the 2016-2018, 2017-2019 and 2018-2020 performance periods, respectively, that would vest upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f) on December 31, 2018. In the event of retirement as defined under the 2017 Stock Incentive Plan, a pro-rata portion of PSUs will vest and be payable based on actual performance at the end of each performance period. The amount included in the table above for retirement is the full award amount for the 2016-2018 award based on actual performance for the completed performance period, and two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, assuming achievement at the target performance level at the end of the respective performance periods.

In the event of death or permanent disability, the vesting of PSUs will accelerate and shares will be payable based on actual plan performance as of the last day of the calendar quarter preceding the date of such a triggering event, unless such date is on or after the last day of the performance period. The amounts included in the table above for death or permanent disability are based on actual results achieved through December 31, 2018 for the 2016-2018 performance period and based on actual results achieved through September 30, 2018 for the 2017-2019 and 2018-2020 performance periods.

In the event of a CIC Termination the vesting of PSUs will accelerate and the number of shares paid will equal the greater of (a) 100% of the shares earned based on actual plan performance as of the last day of the calendar quarter preceding the date of termination and (b) the number of shares earned based on the target performance level, prorated based on the executive's service during the performance period. The amount included in the table above for CIC Termination is the full award amount for the 2016-2018 award at actual performance, and two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, based on the target performance level

(6)
The MIP provides for a pro rata award payable on the executive’s retirement, death, permanent disability, or involuntary termination. The prorated award is generally calculated based on target performance, except that if the triggering event is permanent disability, the calculation is based on full year actual performance. In addition, the ESP provides for a prorated bonus payment upon a CIC Termination based on the greater of target performance or actual performance through the date of the CIC Termination. The MIP payment in the table reflects the executive’s MIP award at actual levels without proration since the executive’s termination of employment is assumed to occur on December 31, 2018. In addition to those events listed in the table above, Mr. Kellogg will be eligible to receive such amounts in the event of voluntary termination on December 31, 2018.

S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without cause ($)		CIC Termination ($)
(a) (1)	(b)	(c)		(d)		(e) (2)		(f) (3)
Cash Severance	N/A	—		—		2,160,000		3,600,000
Medical, Dental, Vision Insurance	N/A	—		—		14,551		24,252
Outplacement	N/A	—		—		10,800		10,800
Acceleration of Stock Options and RSUs	N/A	1,938,530	(4)	1,938,530	(4)	—		1,938,530	(4)
PSU Grants (2017 and 2018)	N/A	—	(5)	—	(5)	—		665,981	(5)
MIP Payment	N/A	880,000	(6)	880,000	(6)	880,000	(6)	880,000	(6)
LTIP Grant (2016)	N/A	830,358	(7)	830,358	(7)	—		830,358	(7)
Total	N/A	3,648,888		3,648,888		3,065,351		7,949,921

(1)	The fair market value of Celgene common stock used to calculate the equity award values in this table is the per share closing price of Celgene common stock on December 31, 2018 of $64.09.

(2)
On a Qualifying Termination that is not a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 1.5 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 18 months, and (c) 18 months of outplacement services.

(3)
On a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 2.5 times the sum of the executive annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 30 months, (c) 18 months of outplacement services, (d) a prorated annual incentive compensation award (i.e., the MIP Payment) for the year of termination, and (e) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

(4)
Reflects the excess of the fair market value of the underlying shares over the exercise price of all unvested options and the fair market value of the shares underlying unvested RSUs, in each case, as of December 31, 2018. Mr. Vessey’s stock options and RSUs will become fully vested upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f).

(5)
Represents the fair market value of shares underlying PSUs granted in 2017 and 2018 for the 2017-2019 and 2018-2020 performance periods that would vest upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f) on December 31, 2018. In the event of death or permanent disability, the vesting of PSUs will accelerate and shares will be payable based on actual plan performance as of the last day of the calendar quarter preceding the date of such a triggering event, unless such date is on or after the last day of the performance period. The amounts included in the table above for death or permanent disability are based on actual results achieved through September 30, 2018 for the 2017-2019 and 2018-2020 performance periods. In the event of a CIC Termination the vesting of PSUs will accelerate and the number of shares paid will equal the greater of (a) 100% of the shares earned based on actual plan performance as of the last day of the calendar quarter preceding the date of termination and (b) the number of shares earned based on the target performance level, prorated based on the executive's service during the performance period. The amount included in the table above for CIC Termination reflects two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, based on achievement at the target performance level.

(6)
The MIP provides for a pro rata award payable on the executive’s retirement, death, permanent disability, or involuntary termination. The prorated award is generally calculated based on target performance, except that if the triggering event is permanent disability, the calculation is based on full year actual performance. In addition, the ESP provides for a prorated bonus payment upon a CIC Termination based on the greater of target performance or actual performance through the date of the CIC Termination. The MIP payment in the table reflects the executive’s MIP award at actual levels without proration since the executive’s termination of employment is assumed to occur on December 31, 2018. In addition to those events listed in the table above, Dr. Vessey will be eligible to receive such amounts in the event of voluntary termination on December 31, 2018.

(7)
The LTIP provides for a pro rata award payable on the executive’s death, permanent disability, retirement with the approval of the Compensation Committee, or involuntary termination for reasons other than cause or gross misconduct, in each case calculated based on actual performance. The total LTIP payment in the table reflects the LTIP award value which would have been payable in cash for the 2016-2018 performance cycle if the triggering event occurred on December 31, 2018.

Upon a change in control, the executive is entitled to his target LTIP award for each plan cycle in effect or, if higher, an award based on actual performance through the date of the change in control. The total LTIP payment in the table reflects the LTIP award value which would have been payable in cash for the 2016-2018 performance cycle if the trigger event occurred on December 31, 2018.

Alise Reicin, M.D.

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without cause ($)		CIC Termination ($)
(a) (1)	(b)	(c)		(d)		(e) (2)		(f) (3)
Cash Severance	N/A	—		—		2,052,000		3,420,000
Medical, Dental, Vision Insurance	N/A	—		—		42,292		70,487
Outplacement	N/A	—		—		10,800		10,800
Acceleration of Stock Options and RSUs	N/A	2,288,654	(4)	2,288,654	(4)	—		2,288,654	(4)
PSU Grants (2017 and 2018)	N/A	—	(5)	—	(5)	—		374,350	(5)
MIP Payment	N/A	836,000	(6)	836,000	(6)	836,000	(6)	836,000	(6)
Total	N/A	3,124,654		3,124,654		2,941,092		7,000,291

(1)	The fair market value of Celgene common stock used to calculate the equity award values in this table is the per share closing price of Celgene common stock on December 31, 2018 of $64.09.

(2)
On a Qualifying Termination that is not a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 1.5 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 18 months, and (c) 18 months of outplacement services.

(3)
On a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 2.5 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 30 months, (c) 18 months of outplacement services, (d) a prorated annual incentive compensation award (i.e., the MIP Payment) for the year of termination, and (e) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

(4)
Reflects the excess of the fair market value of the underlying shares over the exercise price of all unvested options and the fair market value of the shares underlying unvested RSUs, in each case, as of December 31, 2018. Dr. Reicin’s stock options and RSUs will become fully vested upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f).

(5)
Represents the fair market value of shares underlying PSUs granted in 2018 for the 2017-2019 and 2018-2020 performance periods that would vest upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f) on December 31, 2018. In the event of death or permanent disability, the vesting of PSUs will accelerate and shares will be payable based on actual plan performance as of the last day of the calendar quarter preceding the date of such a triggering event, unless such date is on or after the last day of the performance period. The amounts included in the table above for death or permanent disability are based on actual results achieved through September 30, 2018 for the 2017-2019 and 2018-2020 performance periods. In the event of a CIC Termination the vesting of PSUs will accelerate and the number of shares paid will equal the greater of (a) 100% of the shares earned based on actual plan performance as of the last day of the calendar quarter preceding the date of termination and (b) the number of shares earned based on the target performance level. The amount included in the table above for CIC Termination reflects two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, based on achievement at the target performance level.

(6)
Under the terms of the Reicin Offer Letter, Dr. Reicin is entitled to receive a bonus of not less than $608,000 if she is actively employed through December 31, 2018. In addition, the ESP provides for a prorated bonus payment upon a CIC Termination based on the greater of target performance or actual performance through the date of the CIC Termination. The MIP payment shown in the table for a CIC Termination reflects the executive’s MIP award at the actual level without proration since the executive’s termination of employment is assumed to occur on December 31, 2018. In addition to those events listed in the table above, Dr. Reicin will be eligible to receive such amounts in the event of voluntary termination on December 31, 2018.

Terrie J. Curran

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without cause ($)		CIC Termination ($)
(a) (1)	(b)	(c)		(d)		(e) (2)		(f) (3)
Cash Severance	N/A	—		—		1,640,625		2,734,375
Medical, Dental, Vision Insurance	N/A	—		—		33,948		56,579
Outplacement	N/A	—		—		10,800		10,800
Acceleration of Stock Options and RSUs	N/A	1,071,585	(4)	1,071,585	(4)	—		1,071,585	(4)
PSU Grants (2017 and 2018)	N/A	—	(5)	—	(5)	—		430,834	(5)
MIP Payment	N/A	644,531	(6)	644,531	(6)	644,531	(6)	644,531	(6)
LTIP Grant (2016 and 2017)	N/A	481,434	(7)	481,434	(7)	—		559,767	(7)
Total	N/A	2,197,550		2,197,550		2,329,904		5,508,471

(1)	The fair market value of Celgene common stock used to calculate the equity award values in this table is the per share closing price of Celgene common stock on December 31, 2018 of $64.09.

(2)
On a Qualifying Termination that is not a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 1.5 times the sum of the executive's annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 18 months, and (c) 18 months of outplacement services.

(3)
On a CIC Termination, the executive is entitled to (a) a cash severance payment equal to 2.5 times the sum of the executive’s annual base salary and target annual cash incentive opportunity, (b) COBRA continuation coverage at active employee rates for a benefits continuation period of up to 30 months, (c) 18 months of outplacement services, (d) a prorated annual incentive compensation award (i.e., the MIP Payment) for the year of termination, and (e) full accelerated vesting of all outstanding equity awards granted under the Company’s equity plans.

(4)
Reflects the excess of the fair market value of the underlying shares over the exercise price of all unvested options and the fair market value of the shares underlying unvested RSUs, in each case, as of December 31, 2018. Ms. Curran’s stock options and RSUs will become fully vested upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f).

(5)
Represents the fair market value of shares underlying PSUs granted in 2017 and 2018 for the 2017-2019 and 2018-2020 performance periods that would vest that upon the occurrence of one of the triggering events represented in columns (b), (c), (d) or (f) on December 31, 2018. In the event of death or permanent disability, the vesting of PSUs will accelerate and shares will be payable based on actual plan performance as of the last day of the calendar quarter preceding the date of such a triggering event, unless such date is on or after the last day of the performance period. The amounts included in the table above for death or permanent disability are based on actual results achieved through September 30, 2018 for the 2017-2019 and 2018-2020 performance periods. In the event of a CIC Termination the vesting of PSUs will accelerate and the number of shares paid will equal the greater of (a) 100% of the shares earned based on actual plan performance as of the last day of the calendar quarter preceding the date of termination and (b) the number of shares earned based on the target performance level, prorated based on the executive's service during the performance period. The amount included in the table above for CIC Termination reflects two years for the 2017-2019 award and one year for the 2018-2020 award, in each case, based on achievement at the target performance level.

(6)
The MIP provides for a pro rata award payable on the executive’s retirement, death, permanent disability, or involuntary termination. The prorated award is generally calculated based on target performance, except that if the triggering event is permanent disability, the calculation is based on full year actual performance. In addition, the ESP provides for a prorated bonus payment upon a CIC Termination based on the greater of target performance or actual performance through the date of the CIC Termination. The MIP payment in the table reflects the executive’s MIP award at actual levels without proration since the executive’s termination of employment is assumed to occur on December 31, 2018. In addition to those events listed in the table above, Ms. Curran will be eligible to receive such amounts in the event of voluntary termination on December 31, 2018.

(7)
The LTIP provides for a pro rata award payable on the executive’s death, permanent disability, retirement with the approval of the Compensation Committee, or involuntary termination for reasons other than cause or gross misconduct, in each case calculated based on actual performance. The total LTIP payment in the table reflects the LTIP award value which would have been payable in cash for the 2016-2018 performance cycle (based on actual performance, without proration) and the 2017-2019 performance cycle (assuming achievement at the target level at the end of the performance period and prorated to reflect the two years of the performance period that had elapsed) if the triggering event occurred on December 31, 2018.

Upon a change in control, the executive is entitled to her target LTIP award for each plan cycle in effect or, if higher, an award based on actual performance through the date of the change in control. The total LTIP payment in the table reflects the LTIP award value which would have been payable in cash for the 2016-2018 performance cycle (based on actual performance) and the 2017-2019 performance cycle (based on target performance) if the triggering event occurred on December 31, 2018.

Director Compensation
On an annual basis, the Compensation Committee, supported by analysis and recommendations from its independent compensation consultant, Radford, considers the cash and equity compensation for our non-employee directors, including the amount and type of compensation, using comparative data, to be paid for the compensation year commencing immediately after the next Annual Meeting of Stockholders. The Compensation Committee currently engages the services of Radford, as its compensation consultant. Radford meets with the Compensation Committee and provides advice regarding the design and implementation of non-employee director compensation programs. Radford provides market data annually and makes recommendations regarding non-employee director compensation, including amount and forms of compensation. The Compensation Committee then makes recommendations regarding compensation to the Board of Directors, which makes the final determination on compensation for non-employee directors.
Compensation Philosophy
Consistent with our philosophy and practices for our employees, including our NEOs, we believe that compensation for our non-employee directors should be aligned to the interests of our stockholders, and therefore a significant portion of pay should be at-risk. Our non-employee director compensation program therefore is heavily weighted toward equity rather than cash. In 2018, for example, the compensation awarded non-employee directors who served for the full year averaged approximately 20% cash and 80% equity. In addition, equity awards to non-employee directors, which consist of stock options and RSUs are weighted to emphasize stock options, as these awards accrue value only when the market price of our Common Stock is above the exercise price, aligning non-employee director compensation to stock performance. In 2018, stock options comprised approximately 75% of the equity-based compensation awarded to non-employee directors who served for the full year.
All stock options granted to non-employee directors vest in full on the earlier of  (i) the date preceding the date of the first annual stockholders’ meeting held following the grant date, and (ii) the first anniversary of the grant date, provided that the director has served in such capacity at all times through such date (or experiences an earlier qualifying termination of employment). All RSUs granted to non-employee directors vest in three equal annual installments, beginning on the first anniversary of the grant date, provided, in each case, that the director has served in such capacity at all times through such date (or experiences an earlier qualifying termination of employment).
Stock Ownership Requirements for Non-Employee Directors
Our non-employee directors are subject to stock ownership guidelines and must attain equity ownership equal to five times the current annual retainer amounts of $75,000, or $375,000 in stock value. Non-employee directors must meet these ownership requirements no later than the date that is five years after becoming a non-employee director.
Once established, a non-employee director’s target ownership will not re-adjust automatically as a result of changes in his or her annual cash retainer or changes in the price of our Common Stock. However, the Board of Directors or the Compensation Committee may, from time to time, re-evaluate and revise a particular non-employee director’s target ownership in light of such changes. In determining whether a non-employee director meets the guidelines, we consider owned shares and vested restricted or deferred stock units, but we do not consider stock options or unvested RSUs. With the exception of Dr. Haller, who was elected to our Board of Directors in 2015, and Ms. Hemingway Hall, who was elected to our Board of Directors in 2018, all of our non-employee directors exceed their stock ownership requirements.

Director Compensation Table
As described more fully below, the following table summarizes the annual compensation for the directors (other than our Chief Executive Officer) serving as members of our Board of Directors during fiscal 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqalified Deferred Compensation Earnings (2) ($)	All Other Compensation(3) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard W. Barker, D.Phil., OBE	90,000	112,511	334,996	—	—	—	537,506
Hans Bishop(4)	52,747	112,511	634,798	—	—	—	800,055
Michael W. Bonney	88,242	112,511	334,996	—	—	—	535,748
Michael D. Casey	142,500	112,511	334,996	—	—	—	590,006
Carrie S. Cox	88,242	112,511	334,996	—	—	—	535,748
Michael A. Friedman, M.D.	82,500	112,511	334,996	—	—	—	530,006
Julia A. Haller, M.D.	90,000	112,511	334,996	—	—	—	537,506
Patricia Hemingway Hall(4)	63,503	112,511	635,094	—	—	—	811,107
Robert J. Hugin(5)	—	—	—	—	—	422,343	422,343
Gilla Kaplan, Ph.D.(5)	41,250	—	—	—	—	—	41,250
James J. Loughlin	117,500	112,511	334,996	—	—	—	565,006
Ernest Mario, Ph.D.	112,500	112,511	334,996	—	—	—	560,006
John H. Weiland(4)	77,414	112,511	632,387	—	—	—	822,312

(1)
The value of stock awards in column (c) and stock options in column (d) equals the fair value at date of grant, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The value is calculated in accordance with FASB ASC 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 15 to our Consolidated Financial Statements included in our Annual Report Form 10-K for fiscal 2018 filed with the SEC.

At December 31, 2018, the aggregate number of outstanding vested and unvested stock option awards held by each director was: Dr. Barker -  104,066 shares; Mr. Bishop - 23,266; Mr. Bonney - 54,766 shares; Mr. Casey - 170,598 shares; Ms. Cox - 133,766 shares; Dr. Friedman - 69,066 shares; Dr. Haller - 44,766 shares; Ms. Hemingway Hall - 23,266 shares; Mr. Hugin - 2,421,678; Dr. Kaplan - 157,332; Mr. Loughlin - 170,598 shares; Dr. Mario - 65,466 shares; and Mr. Weiland - 23,266 shares.
At December 31, 2018, the aggregate number of outstanding unvested RSUs held by each director was: Dr. Barker - 2,429 RSUs; Mr. Bishop - 1,454 RSUs; Mr. Bonney - 2,429 RSUs; Mr. Casey - 2,429 RSUs; Ms. Cox - 2,429 RSUs; Dr. Friedman - 2,429 RSUs; Dr. Haller - 2,429 RSUs; Ms. Hemingway Hall - 1,454 RSUs; Mr. Hugin - 29,484 RSUs; Mr. Loughlin - 2,429 RSUs; Dr. Mario - 2,429 RSUs; and Mr. Weiland - 1,454 RSUs.

(2)	We do not have a pension plan or a non-qualified deferred compensation plan for our non-employee directors.

(3)
The amount in column (g) for Mr. Hugin reflect the following compensation relating to his service as Executive Chairman through February 5, 2018: $177,557 payout under the fiscal 2018 MIP, $170,892 for salary, $37,500 for employer contribution to the nonqualified plan, $32,944 for retirement gifts, $2,015 for contributions to health savings account and $1,436 for excess liability insurance premiums paid for by the Company.

(4)	Mr. Bishop and Ms. Hemingway Hall joined the Board of Directors in April 2018. Mr. Weiland joined the Board of Directors in February 2018.

(5)	Mr. Hugin retired from the Board of Directors in February 2018. Dr. Kaplan retired from the Board of Directors in June 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNERSHIP OF AND VOTING BY CELGENE DIRECTORS AND EXECUTIVE OFFICERS AND CERTAIN STOCKHOLDERS
The table below sets forth the beneficial ownership of Celgene common stock as of February 25, 2019 (except as otherwise noted) by (i) each director of Celgene, (ii) each named executive officer for fiscal 2018 of Celgene, (iii) all current directors and executive officers of Celgene as a group and (iv) all persons known by the Celgene Board to be beneficial owners of more than five percent of the outstanding shares of Celgene common stock. Shares of Celgene common stock subject to options that are exercisable or that will become exercisable within 60 days after February 25, 2019, restricted stock units, or RSUs, that will vest within 60 days of February 25, 2019 and performance stock units, or PSUs, that have been certified and will be issued within 60 days of February 25, 2019 are deemed outstanding and reflected in the amount of beneficial ownership column and for computing the ownership percentage of the stockholder holding such securities, but are not deemed outstanding for computing the ownership percentage of any other stockholder. Vested RSUs are included as Celgene common stock. Shares underlying Performance Stock Units (PSUs) are not deemed outstanding until earned and are not included in the table. As of February 25, 2019, there were 702,186,899 shares of Celgene common stock outstanding. Unless otherwise noted, the address of each stockholder listed in the table is c/o Celgene Corporation, 86 Morris Avenue, Summit, New Jersey 07901.

Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership (#)	Percent of Class
Mark J. Alles	911,605(1)	*
David V. Elkins	103,913(2)	*
Peter N. Kellogg	438,111(3)	*
S. J. Rupert Vessey, MA, BM BCh, FRCP, D.Phil.	220,464(4)	*
Alise Reicin, M.D.	42,500(5)	*
Terrie J. Curran	151,262(6)	*
Richard W. Barker, D.Phil., OBE	116,614(7)	*
Hans E. Bishop	46,354(8)	*
Michael Bonney	57,816(9)	*
Michael D. Casey	288,411(10)	*
Carrie S. Cox	163,846(11)	*
Michael A. Friedman, M.D.	87,754(12)	*
Julia A. Haller, M.D.	46,016(13)	*
Patricia A. Hemingway Hall	23,266(14)	*
James J. Loughlin	186,368(15)	*
Ernest Mario, Ph.D.	125,703(16)	*
John H. Weiland	28,841(17)	*
All directors and executive officers as a group (19 persons)	3,295,396(1-17)	*
BlackRock, Inc. 40 East 52nd Street New York, New York 10022	53,650,909(18)	7.7%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	52,557,183(19)	7.5%

(1)
Consists of 192,369 shares of Celgene common stock, 679,371 shares of Celgene common stock underlying stock options, 6,056 shares of Celgene common stock held in our 401(k) Plan and 33,809 shares of Common Stock underlying PSUs vesting within 60 days (subject to share withholding for taxes on the vesting date) for the benefit of Mr. Alles. Does not include approximately 195 shares of Celgene common stock expected to be deposited in March 2019 from an employer 401(k) plan match.

(2)
Consists of 103,913 shares of Celgene common stock underlying stock options for the benefit of Mr. Elkins. Does not include approximately 195 shares of Celgene common stock expected to be deposited in March 2019 from an employer 401(k) plan match.

(3)
Consists of 53,288 shares of Celgene common stock, 369,551 shares of Celgene common stock underlying stock options and 480 shares of Celgene common stock held in our 401(k) Plan and 14,792 shares of Celgene common stock underlying PSUs vesting within 60 days (subject to share withholding for taxes on the vesting date) for the benefit of Mr. Kellogg. Does not include approximately 195 shares of Celgene common stock expected to be deposited in March 2019 from an employer 401(k) plan match.

(4)
Consists of 7,253 shares of Celgene common stock, 212,794 shares of Celgene common stock underlying stock options and 417 shares of Celgene common stock held in our 401(k) Plan for the benefit of Mr. Vessey. Does not include approximately 195 shares of Celgene common stock expected to be deposited in March 2019 from an employer 401(k) plan match.

(5)	Consists of 42,500 shares of Celgene common stock underlying stock options for the benefit of Dr. Reicin.

(6)
Consists of 7,920 shares of Celgene common stock, 142,611 shares of Celgene common stock underlying stock options and 731 shares of Celgene common stock held in our 401(k) Plan for the benefit of Ms. Curran. Does not include approximately 195 shares of Celgene common stock expected to be deposited in March 2019 from an employer 401(k) plan match.

(7)	Consists of 12,548 shares of Celgene common stock and 104,066 shares of Celgene common stock underlying stock options for the benefit of Dr. Barker.

(8)	Consists of 23,088 shares of Celgene common stock and 23,266 shares of Celgene common stock underlying stock options for the benefit of Mr. Bishop.

(9)
Consists of 1,050 shares of Celgene common stock, 54,766 shares of Celgene common stock underlying stock options and 2,000 shares of Celgene common stock held by a family trust of which Mr. Bonney is trustee.

(10)	Consists of 117,813 shares of Celgene common stock held by a family trust of which Mr. Casey is a trustee and 170,598 shares of Celgene common stock underlying stock options.

(11)	Consists of 30,080 shares of Celgene common stock and 133,766 shares of Celgene common stock underlying stock options for the benefit of Ms. Cox.

(12)	Consists of 18,688 shares of Celgene common stock held by a family trust of which Dr. Friedman is a trustee and 69,066 shares of Celgene common stock underlying stock options.

(13)	Consists of 1,250 shares of Celgene common stock and 44,766 shares of Celgene common stock underlying stock options for the benefit of Dr. Haller.

(14)	Consists of 23,266 shares of Celgene common stock underlying stock options for the benefit of Ms. Hemingway Hall.

(15)
Consists of 38,636 shares of Celgene common stock, 145,932 shares of Celgene common stock underlying stock options and 1,800 shares of Celgene common stock owned by family trusts of which Mr. Loughlin’s spouse is a trustee.

(16)
Consists of 57,913 shares of Celgene common stock, 65,466 shares of Celgene common stock underlying stock options, 2,000 shares of Celgene common stock held in a trust of which Mr. Mario is a trustee and 324 shares of Celgene common stock owned by Dr. Mario’s spouse.

(17)	Consists of 5,575 shares of Celgene common stock and 23,266 shares of Celgene common stock underlying stock options for the benefit of Mr. Weiland.

(18)	Information regarding BlackRock, Inc., as of December 31, 2018, was obtained from an amendment to Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 4, 2019.

(19)	Information regarding The Vanguard Group, Inc., as of December 31, 2018, was obtained from a Schedule 13G filed by The Vanguard Group, Inc. with the SEC on February 11, 2019.
Equity Compensation Plan Information
The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders(1)	83,473,293	83.57	27,653,972(2)

(1)
Amount includes 11,687,842 RSUs and 659,664 performance-based RSUs, issuable pursuant to our 2017 Stock Incentive Plan and 2014 Equity Incentive Plan (formerly known as Juno Therapeutics, Inc. 2014 Equity Incentive Plan). These shares were excluded when calculating the weighted average exercise price of outstanding options, warrants and rights.

(2)	The 2014 Equity Incentive Plan includes an evergreen provision which allowed for an automatic increase of 4,367,244 shares on January 1, 2019, which is not included in the above table.
Change in Control
The merger agreement dated as of January 2, 2019, by and among Bristol-Myers Squibb, the merger sub and Celgene Corporation is expected to result in a change in control of Celgene Corporation at a subsequent date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transaction Policies and Procedures
At the beginning of each calendar year, each member of our Board of Directors and each executive officer is required to complete an extensive questionnaire that we utilize when preparing our annual proxy statement, as well as our Annual Report on Form 10-K and other SEC filings. The purpose of the questionnaire is to obtain information from directors and executive officers to verify disclosures about them that are required to be made in these documents. Regarding related person transactions, the questionnaire serves two purposes: first, to remind each executive officer and director of their obligation to disclose any related person transactions in which they have or will have a direct or indirect material interest (or a transaction in which their family members or entities in which they hold an interest have a material interest) and in which we participate that in the aggregate exceed $120,000 (“related person transaction”) that might arise in the upcoming year; and second, to ensure disclosure of any related person transaction that is currently proposed or that occurred since the beginning of the preceding year. When completing the questionnaire, each director and executive officer is required to report any such transaction, as well as any payments (including any non-cash payment) by anyone other than the Company or its subsidiaries for services performed for the Company or its subsidiaries. If a reported or proposed related person transaction is identified, the Audit Committee will review the relevant facts and circumstances, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account our Code of Business Conduct, and either approve, ratify or disapprove the related person transaction. The Audit Committee will also review the material terms of any agreements or arrangements between a director and any third party relating to compensation for services performed for the Company or its subsidiaries and direct that such arrangements be disclosed in the Company’s annual proxy materials or other public reports as appropriate.
Certain Relationships and Related Transactions
There have been no reportable related person transactions requiring the review, ratification or approval of the Audit Committee since the beginning of fiscal 2018 except for the following:
As previously disclosed, on March 6, 2018, we completed the acquisition of Juno Therapeutics, Inc. (“Juno”). Hans E. Bishop, who was elected to our Board of Directors in April 2018, was the President and Chief Executive Officer of Juno until the termination of his employment in April 2018. In connection with the completion of the acquisition, based on publicly filed reports, Mr. Bishop held shares of Juno common stock for which he received an aggregate payment of approximately $197 million. In addition, Mr. Bishop held equity awards of Juno that were payable as a consequence of the acquisition having an aggregate value at the acquisition price per share of approximately $87 million (inclusive of excise tax reimbursement). Also, as a consequence of the acquisition and his termination of employment in April 2018, Mr. Bishop received an aggregate of approximately $2 million (inclusive of excise tax reimbursement) in respect of change in control related payments.
We, along with other investors, entered into a Series A Preferred Stock Purchase Agreement with Lyell Immunopharma, Inc. (“Lyell”) pursuant to which, on October 22, 2018, we purchased shares of Series A Preferred Stock of Lyell for an aggregate purchase price of $20 million. In connection with the Series A Preferred Stock financing, we entered into an investor rights agreement, voting agreement and right of first refusal and co-sale agreement with Lyell and the other investors. Mr. Bishop, a member of our Board of Directors, is a non-employee director of the Board of Directors of Lyell and, prior to the closing of the Series A Preferred Stock financing, Mr. Bishop beneficially owned greater than 10% of Lyell.
Director Independence
No director will be deemed to be independent unless the Board of Directors affirmatively determines that the director has no other material relationship with us, directly or as an officer, stockholder or partner of an organization that has such a relationship with us. The Board of Directors observes all criteria for independence established by Nasdaq under its applicable Listing Rules. The Board of Directors has determined that all of our directors, with the exception of Mark J. Alles, our Chairman and Chief Executive Officer, and Hans E. Bishop, may be classified as “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules. Executive sessions of our independent directors are convened in conjunction with each regularly scheduled Board of Directors meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee has appointed KPMG LLP to serve as our independent registered public accounting firm and to audit our consolidated financial statements and the effectiveness of our internal control over financial reporting for the current year.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
Principal Accountant Fees and Services
The following table summarizes fees incurred for professional audit services rendered by our independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for fiscal 2017 and fiscal 2018, which were pre-approved by the Audit Committee, and fees billed for other services rendered by KPMG in fiscal 2017 and fiscal 2018.

	2017	2018
Audit Fees ($)	6,783,000	7,292,000
Audit-Related Fees ($)	25,000	25,000
Tax Fees ($)	1,750,000	1,960,000
Other ($)	—	175,000
Audit Fees:   include fees for professional services rendered for the audits of the consolidated financial statements and effectiveness of internal control over financial reporting of the Company, quarterly reviews, statutory audits, consents and assistance with and review of documents filed with the SEC.
Audit-Related Fees:   include fees for audit-related services consisting of employee benefit plan audits for both fiscal 2017 and fiscal 2018.
Tax Fees:   include fees for international executive and expatriate tax services as well as tax compliance and reporting for Juno Therapeutics, Inc. post-acquisition.
All Other Fees: include fees for services to perform a cybersecurity maturity assessment.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
31.3*	Certification by the Company's Chief Executive Officer
31.4*	Certification by the Company's Chief Financial Officer
99.1*	Reconciliation of the adjusted (non-GAAP) financial measures to the most comparable GAAP financial measures

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
By:	/s/ Mark J. Alles Mark J. Alles Chief Executive Officer (principal executive officer)