Form 10-Q
period 2019-03-31
CELGENE CORP /DE/
filed 2019-04-25
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

As of April 22, 2019, 705,259,536 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three-Month Periods Ended March 31,
	2019	2018
Revenue:
Net product sales	$4,024	$3,531
Other revenue	1	7
Total revenue	4,025	3,538
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	140	135
Research and development	1,216	2,203
Selling, general and administrative	773	864
Amortization of acquired intangible assets	109	87
Acquisition/integration related charges and restructuring, net	77	31
Total costs and expenses	2,315	3,320
Operating income	1,710	218
Other income and (expense):
Interest and investment income, net	34	13
Interest (expense)	(192)	(166)
Other income, net	262	965
Income before income taxes	1,814	1,030
Income tax provision	269	184
Net income	$1,545	$846
Net income per common share:
Basic	$2.20	$1.13
Diluted	$2.14	$1.10
Weighted average shares:
Basic	702.4	748.3
Diluted	720.5	768.3

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2019	2018
Net income	$1,545	$846
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	16

Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses)	51	(99)
Tax benefit	—	1
Unrealized holding gains (losses), net of tax	51	(98)

Reclassification adjustment for (gains) losses included in net income	(23)	27
Tax (benefit)	—	—
Reclassification adjustment for (gains) losses included in net income, net of tax	(23)	27

Excluded component related to cash flow hedges:
Amortization of excluded component (gains)	(1)	(8)
Reclassification of realized excluded component losses to net income	1	11
Net reclassification adjustment included in net income	—	3

Net unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding (losses)	—	(9)
Tax benefit	—	2
Unrealized holding (losses), net of tax	—	(7)

Reclassification adjustment for losses included in net income	—	18
Tax (benefit)	—	(4)
Reclassification adjustment for losses included in net income, net of tax	—	14
Total other comprehensive income (loss)	18	(45)
Comprehensive income	$1,563	$801

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,433	$4,234
Debt securities available-for-sale	664	496
Equity investments with readily determinable fair values	1,594	1,312
Accounts receivable, net of allowances of $43 and $38 as of March 31, 2019 and December 31, 2018, respectively	2,327	2,066
Inventory	442	458
Other current assets	521	501
Total current assets	10,981	9,067
Property, plant and equipment, net	1,383	1,367
Intangible assets, net	16,101	16,213
Goodwill	8,003	8,003
Other non-current assets	1,171	830
Total assets	$37,639	$35,480
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$500	$501
Accounts payable	340	418
Accrued expenses and other current liabilities	2,975	2,987
Income taxes payable	72	78
Current portion of deferred revenue	68	73
Total current liabilities	3,955	4,057
Deferred revenue, net of current portion	76	73
Income taxes payable	2,232	2,190
Deferred income tax liabilities	2,714	2,753
Other non-current liabilities	716	477
Long-term debt, net of discount	19,781	19,769
Total liabilities	29,474	29,319
Commitments and Contingencies (See Note 15)
Stockholders’ Equity
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 985.7 million and 981.5 million shares as of March 31, 2019 and December 31, 2018, respectively	10	10
Common stock in treasury, at cost; 280.9 million and 281.3 million shares as of March 31, 2019 and December 31, 2018, respectively	(26,298)	(26,336)
Additional paid-in capital	15,381	14,978
Retained earnings	19,104	17,559
Accumulated other comprehensive (loss)	(32)	(50)
Total stockholders’ equity	8,165	6,161
Total liabilities and stockholders’ equity	$37,639	$35,480

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,545	$846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	38
Amortization	110	88
Deferred income taxes	(41)	(52)
Change in value of contingent consideration and success payments	30	(30)
Net loss on sales of debt securities available-for-sale	—	18
Fair value adjustments on equity investments	(269)	(959)
Share-based compensation expense	257	208
Share-based employee benefit plan expense	—	9
Derivative instruments	8	(22)
Other, net	2	2
Change in current assets and liabilities, excluding the effect of acquisitions and disposals:
Accounts receivable	(271)	(47)
Inventory	16	6
Other operating assets	50	(171)
Accounts payable and other operating liabilities	(28)	(219)
Income tax payable	35	(10)
Payment of contingent consideration	(13)	(22)
Deferred revenue	(2)	(8)
Net cash provided by (used in) operating activities	1,476	(325)
Cash flows from investing activities:
Proceeds from sales of debt securities available-for-sale	261	3,203
Purchases of debt securities available-for-sale	(428)	(62)
Capital expenditures	(69)	(88)
Proceeds from sales of equity investment securities	2	55
Purchases of equity investment securities	(61)	(118)
Payments for acquisition of business, net of cash acquired	—	(8,648)
Net cash (used in) investing activities	(295)	(5,658)
Cash flows from financing activities:
Payment for treasury shares	—	(2,700)
Proceeds from short-term borrowing	—	1,815
Principal repayments on short-term borrowing	—	(1,815)
Proceeds from issuance of long-term debt	—	4,452
Payment of contingent consideration	(58)	(40)
Net proceeds from share-based compensation arrangements	84	44
Net cash provided by financing activities	26	1,756
Effect of currency rate changes on cash and cash equivalents	(8)	33
Net increase (decrease) in cash and cash equivalents	1,199	(4,194)
Cash and cash equivalents at beginning of period	4,234	7,013
Cash and cash equivalents at end of period	$5,433	$2,819

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended March 31,
	2019	2018
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss on debt securities available-for-sale	$—	$9
Supplemental disclosure of cash flow information:
Interest paid	281	190
Income taxes paid	275	387

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balances as of December 31, 2018	$10	$(26,336)	$14,978	$17,559	$(50)	$6,161
Net income	—	—	—	1,545	—	1,545
Other comprehensive income	—	—	—	—	18	18
Exercise of stock options and conversion of restricted stock units	—	(12)	164	—	—	152
Issuance of common stock for employee benefit plans	—	50	(18)	—	—	32
Expense related to share-based compensation	—	—	257	—	—	257
Balances as of March 31, 2019	$10	$(26,298)	$15,381	$19,104	$(32)	$8,165

Balances as of December 31, 2017	$10	$(20,243)	$13,806	$13,061	$287	$6,921
Net income	—	—	—	846	—	846
Other comprehensive (loss)	—	—	—	—	(45)	(45)
Exercise of stock options and conversion of restricted stock units	—	(9)	60	—	—	51
Shares purchased under share repurchase program	—	(2,725)	—	—	—	(2,725)
Issuance of common stock for employee benefit plans	—	31	3	—	—	34
Expense related to share-based compensation	—	—	208	—	—	208
Adoption of ASU 2014-09, ASU 2016-01, ASU 2018-03, ASU 2018-02, ASU 2016-16 (Note 1)	—	—	—	452	(570)	(118)
Balances as of March 31, 2018	$10	$(22,946)	$14,077	$14,359	$(328)	$5,172
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

Merger Agreement with Bristol-Myers Squibb Company

On January 2, 2019, we entered into a definitive merger agreement with Bristol-Myers Squibb Company (Bristol-Myers Squibb) under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion, based on the closing price of Bristol-Myers Squibb shares of $52.43 on January 2, 2019 (Bristol-Myers Squibb - Celgene Merger). On April 12, 2019, the stockholders of each of Bristol-Myers Squibb and Celgene approved the Bristol-Myers Squibb - Celgene Merger. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals. The Bristol-Myers Squibb - Celgene Merger is expected to close in the third quarter of 2019.

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

Based on the closing price of Bristol-Myers Squibb stock of $52.43 on January 2, 2019, the cash and stock consideration to be received by Celgene stockholders at closing is valued at $102.43 per Celgene share and one Contingent Value Right (Bristol-Myers Squibb CVR). The Bristol-Myers Squibb CVR will entitle its holder to receive a one-time potential payment of $9.00 in cash upon U.S. Food and Drug Administration (FDA) approval of all three of ozanimod (by December 31, 2020), liso-cel (JCAR017) (by December 31, 2020) and bb2121 (by March 31, 2021), in each case for a specified indication. When completed, Bristol-Myers Squibb stockholders are expected to own approximately 69% of the company, and Celgene stockholders are expected to own approximately 31%.

The transaction is not subject to a financing condition. The cash portion will be funded through a combination of cash on hand and debt financing. Bristol-Myers Squibb has obtained fully committed debt financing from Morgan Stanley Senior Funding, Inc. and MUFG Bank, Ltd.

On April 17, 2019, in connection with the Bristol-Myers Squibb - Celgene Merger, Bristol-Myers Squibb commenced an exchange offer for any and all outstanding notes issued by us (the “Celgene Notes”) for up to $19,850,000,000 aggregate principal amount of new notes to be issued by Bristol-Myers Squibb and cash. In conjunction with the exchange offer, Bristol-Myers Squibb is concurrently soliciting consents to adopt certain proposed amendments to each of the indentures governing the Celgene Notes to eliminate substantially all of the restrictive covenants in such indentures. The exchange offers and consent solicitations are conditioned upon, among other things, the closing of the Bristol-Myers Squibb - Celgene Merger. The exchange offers are expected to close on or about the closing date for the Bristol-Myers Squibb - Celgene Merger.

In connection with the Bristol-Myers Squibb - Celgene Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

banking fees, legal fees, and other employee related costs. We incurred $47 million of such costs during the three-month period ended March 31, 2019, which were recorded in Acquisition/integration related charges and restructuring, net within the Consolidated Statement of Income. We will incur approximately $171 million of professional fees due upon closing and approximately $205 million of employee-related costs, a portion of which is due upon closing with the remainder subject to satisfaction of a specified service period.

Basis of Presentation

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
Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards. Effective January 1, 2019, we changed our approach to lease accounting in conjunction with our adoption of Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02) and subsequent amendments to ASU 2016-02, including Accounting Standards Update No. 2018-11 “Leases: Targeted Improvements” (ASU 2018-11 and, when taken together with ASU 2016-02, the “New Lease Accounting Standard”). As a result of the adoption of the New Lease Accounting Standard, we have updated our lease accounting policies as detailed below. There were no other changes to our significant accounting policies from those disclosed in our 2018 Annual Report on Form 10-K. See Note 16 for additional details related to our adoption of the New Lease Accounting Standard.

Leases: In accordance with the guidance pursuant to the New Lease Accounting Standard, the determination of whether an arrangement is, or contains, a lease is based on the substance of the arrangement at inception date and includes considerations such as whether there is an identified asset, whether we have the right to obtain substantially all of the economic benefits from use of the identified asset and whether we have the right to direct the use of the identified asset. Leases are included in our Consolidated Balance Sheet as follows:

Asset/Liability	Operating Leases	Finance Leases(1)
Right of use (ROU) assets	Other non-current assets	Property, plant and equipment, net
Current lease liabilities	Accrued expenses and other current liabilities	Short-term borrowings and current portion of long-term debt
Non-current lease liabilities	Other non-current liabilities	Long-term debt, net of discount

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) As of March 31, 2019, Celgene did not have any leases classified as finance leases.
ROU assets represent our right to use an underlying asset for the expected lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and related lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term, including contractually specified annual rent increases. When determinable, we use the rate implicit in the lease to determine the present value of lease payments. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Our leasing portfolio is comprised entirely of operating leases, which we account for at the asset level. Additionally, our lease agreements may include both lease and non-lease components, which we account for as a single lease component when the payments are fixed. Lease expense for operating lease payments is recognized on a straight-line basis over the expected lease term.
We do not recognize ROU assets or related lease liabilities with a lease term of twelve months or less on our Consolidated Balance Sheet. Such lease payments are recorded in our Consolidated Statements of Income in the period in which the obligation for those payments was incurred. All of our leases are with unaffiliated parties.
New accounting standards which have been adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 and has subsequently issued a number of amendments to ASU 2016-02, including ASU 2018-11, which offers a transition option to entities adopting the New Lease Accounting Standard. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which New Lease Accounting Standard is adopted, rather than to the earliest comparative period presented in their financial statements. The New Lease Accounting Standard was effective for us as of January 1, 2019. The New Lease Accounting Standard provides accounting guidance for both lessee and lessor accounting models. Among other things, lessees will recognize on their balance sheet a ROU asset and a lease liability, based on the characterization of the lease as either an operating or finance lease. For income statement purposes, operating leases will result in the recognition of straight-line rent expense, while finance leases will result in a front-loaded expense pattern made up of both interest expense and amortization of the ROU asset.

We have elected to adopt the New Lease Accounting Standard using the modified retrospective method and, therefore, have not recast comparative periods presented in our unaudited consolidated financial statements. We have elected the package of transition practical expedients for our existing leases and therefore we have not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, if any initial direct costs were incurred and whether existing land easements should be accounted for as leases. As permitted under the New Lease Accounting Standard, we have elected as accounting policy elections to not recognize ROU assets and related lease liabilities for leases with terms of twelve months or less and to not separate lease and non-lease components, and instead account for the non-lease components together with the lease components as a single lease component.

The New Lease Accounting Standard had an impact on our Consolidated Balance Sheets as of January 1, 2019 and March 31, 2019, with the recognition of ROU assets in the amount of $293 million and $286 million, respectively, and the recognition of operating lease liabilities of $323 million and $313 million, respectively. However, the New Lease Accounting Standard did not have any significant impact on our Consolidated Statements of Income for any period. There was no material tax impact of adopting the New Lease Accounting Standard.

Accounting Standards Adopted in 2018

On January 1, 2018, we adopted several new accounting standards, including the following which required cumulative effect adjustments to Retained earnings and Accumulated Other Comprehensive Income (AOCI):

•	ASU 2014-09 "Revenue from Contracts with Customers" (ASU 2014-09);

•	ASU 2016-01 "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01);

•	ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2018-03);

•	ASU 2018-02 "Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02); and

•	ASU 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information related to the adoption of these accounting standards is disclosed in Note 1 of Notes to Consolidated Financial Statements contained in our 2018 Annual Report on Form 10-K. The following table presents a summary of cumulative effect adjustments to Retained earnings and AOCI due to the adoption of new accounting standards on January 1, 2018 as noted above:

	Retained Earnings Increase / (Decrease)	AOCI (Decrease) / Increase
ASU 2014-09	$4	$—
ASU 2016-01	687	(687)
ASU 2018-03	44	—
ASU 2018-02	(117)	117
ASU 2016-16	(166)	—
Net cumulative effect adjustments to Retained earnings and AOCI on January 1, 2018 due to the adoption of new accounting standards	$452	$(570)

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

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying our performance obligations, we consider all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. Generally, our contracts with customers require us to transfer an individual distinct product, which would represent a single performance obligation. In limited situations, our contracts with customers will require us to transfer two or more distinct

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

products, which would represent multiple performance obligations for each distinct product. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. In determining our standalone selling prices for our products, we utilize observable prices for our goods sold separately in similar circumstances and to customers in the same geographical region or market. Our performance obligations with respect to our product sales are satisfied at a point in time, which transfer control upon delivery of product to our customers. We consider control to have transferred upon delivery because the customer has legal title to the asset, we have transferred physical possession of the asset, the customer has significant risks and rewards of ownership of the asset, and in most instances we have a present right to payment at that time. The aggregate dollar value of unfulfilled orders as of March 31, 2019 was not material.

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

Significant Payment Terms

Our contracts with our customers state the terms of the sale including the description, quantity, and price for each product purchased, as well as the payment and shipping terms. Our contractual payment terms vary by jurisdiction. In the United States, our contractual payment terms are typically due in no more than 30 days. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. The period between when we transfer control of the promised goods to a customer and when we receive payment from such customer is expected to be one year or less. Any exceptions to this are either not material or we collect interest from the customer for the time period between the invoice due date and the payment date. As such, we do not adjust the invoice amount for the effects of a significant financing component as the impact is not material to our consolidated financial statements.

Contract Balances

When the timing of our delivery of product is different from the timing of payments made by the customers, we recognize either a contract asset (performance precedes the contractual due date) or a contract liability (customer payment precedes performance). There were no significant changes in our contract asset or liability balances during the three-month periods ended March 31, 2019 and March 31, 2018 other than from transactions in the ordinary course of operating activities as described above.

Contract Assets

In limited situations, certain customer contractual payment terms require us to bill in arrears; thus, we satisfy some or all of our performance obligations before we are contractually entitled to bill the customer. In these situations, billing occurs subsequent to revenue recognition, which results in a contract asset. We reflect these contract assets as a component of Other current assets on the Consolidated Balance Sheet. For example, certain of our contractual arrangements do not permit us to bill until the product is sold through to the end-customer. As of March 31, 2019 and December 31, 2018, such contract assets were $36 million.

Contract Liabilities

In other limited situations, certain customer contractual payment terms allow us to bill in advance; thus, we receive customer cash payment before satisfying some or all of its performance obligations. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. We reflect these contract liabilities as Deferred revenue on our Consolidated Balance Sheet. For example, certain of our contractual arrangements provide the customer with free product after the customer has purchased a contractual minimum amount of product. We concluded the free product represents a future performance obligation in the form of a contractual material right. As such, we defer a portion of the transaction price as a contract liability upon each sale of product until the contractual minimum volume is achieved. As we satisfy our remaining performance obligations, we release a portion of the deferred revenue balance. As of March 31, 2019 and December 31, 2018, such contract liabilities were $138 million and $137 million, respectively. Revenue recognized for the three-month period ended March 31, 2019 that was reflected in the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deferred revenue balance as of December 31, 2018 was $12 million. Revenue recognized for the three-month period ended March 31, 2018 that was reflected in the deferred revenue balance at the beginning of 2018 was $16 million.

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

Government Rebates, including Medicaid and Medicare Rebates

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. In the U.S., we participate in state government Medicaid programs and other Federal and state government programs, which require rebates to participating government entities. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We also analyze actual billings received from the states to further support the accrual rates. Effective in 2019, manufacturers of pharmaceutical products are responsible for 70% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap, an increase of 20 percentage points from 2018. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products, as well as the historical invoices. This expense is recognized throughout the year as costs are incurred. In certain international markets, government-sponsored programs require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales Discounts

Sales discounts are based on payment terms extended to customers, which are generally offered as an incentive for prompt payment. We record our best estimate of sales discounts to which customers are likely to be entitled based on both historical information and current trends.

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three-Month Periods Ended March 31,
	2019	2018
Gross Product Sales	$5,028	$4,247
Gross-to-Net Adjustments:
Government Rebates	(383)	(291)
Chargebacks and Distributor Services Fees	(543)	(367)
Sales Discounts	(68)	(56)
Sales Returns and Allowances	(10)	(2)
Total Gross-to-Net Adjustments	(1,004)	(716)
Net Product Sales	$4,024	$3,531

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenues from external customers by our franchises (Hematology / Oncology and Inflammation & Immunology), product and geography for the three-month periods ended March 31, 2019 and 2018 were as follows:

		Three-Month Periods Ended March 31,
		2019	2018
Hematology / Oncology:
REVLIMID®
	U.S.	$1,686	$1,487
	International	891	747
	Worldwide	2,577	2,234
POMALYST®/IMNOVID®
	U.S.	390	300
	International	167	153
	Worldwide	557	453
ABRAXANE®
	U.S.	196	159
	International	90	103
	Worldwide	286	262
VIDAZA®
	U.S.	3	2
	International	148	155
	Worldwide	151	157
All Other
	U.S.	45	55
	International	19	17
	Worldwide	64	72
Total Hematology / Oncology:
	U.S.	2,320	2,003
	International	1,315	1,175
	Worldwide	3,635	3,178

Inflammation & Immunology:
OTEZLA®
	U.S.	301	276
	International	88	77
	Worldwide	389	353

Total net product sales
	U.S.	2,621	2,279
	International	1,403	1,252
	Worldwide	4,024	3,531

Other revenue		1	7

Total revenue		$4,025	$3,538

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

Juno Therapeutics, Inc. (Juno): On March 6, 2018, we acquired all of the outstanding shares of Juno (Juno Acquisition), resulting in Juno becoming our wholly-owned subsidiary. Juno is developing CAR (chimeric antigen receptor) T and TCR (T cell receptor) therapeutics with a broad, novel portfolio evaluating multiple targets and cancer indications. The acquisition added a novel scientific platform and scalable manufacturing capabilities including JCAR017 and JCARH125, both directed CAR T therapeutics currently in programs for relapsed and/or refractory diffuse large B-cell lymphoma and relapsed and/or refractory multiple myeloma, respectively.

Total consideration for the acquisition was approximately $10.4 billion, consisting of $9.1 billion for common stock outstanding, $966 million for the fair value of our investment in Juno and $367 million for the portion of equity compensation attributable to the pre-combination service period. In addition, the fair value of the awards attributed to post-combination service period was $666 million, which will be recognized as compensation expense over the requisite service period in our post-combination financial statements. We recognized $28 million and $250 million of post combination share-based compensation for the three-month periods ended March 31, 2019 and 2018, respectively.

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

(1) The Company recognized a gain of $458 million during the first quarter of 2018, as a result of remeasuring to fair value the equity interest in Juno held by us before the business combination, which was recorded in Other income, net within the Consolidated Statement of Income.

(2) All equity compensation attributable to pre-combination service was paid during the first quarter of 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed on March 6, 2018 based upon their respective fair values summarized below. The determination of fair value was finalized in the fourth quarter of 2018.

Amounts Recognized as of the acquisition date of March 6, 2018
Working capital (1)	$452
IPR&D	6,980
Technology platform intangible asset	1,260
Property, plant and equipment, net	144
Other non-current assets	32
Deferred tax liabilities, net	(1,530)
Other non-current liabilities	(41)
Total identifiable net assets	7,297
Goodwill	3,137
Total net assets acquired	$10,434

(1)  Includes cash and cash equivalents, debt securities available-for-sale, accounts receivable, net of allowances, other current assets, accounts payable, accrued expenses and other current liabilities (including accrued litigation). See Note 17 for litigation matters related to Juno.

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

Juno's actual operating results represent a partial quarter in fiscal 2018, from the acquisition date of March 6, 2018 through the end of the quarter on March 31, 2018. There were no revenues reported for such period. However, a net loss of $304 million was included in such period, including share-based compensation charges of $250 million and $22 million of acquisition related charges.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Financial Information for the Juno Acquisition:

The following table provides unaudited pro forma financial information for the three-month period ended March 31, 2018 as if the Juno Acquisition had occurred on January 1, 2017.

Three-Month Period Ended March 31, 2018
Total revenue	$3,548
Net income	609

Net income per common share: basic	$0.81
Net income per common share: diluted	$0.79

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

4. Earnings Per Share

	Three-Month Periods Ended March 31,
(Amounts in millions, except per share)	2019	2018
Net income	$1,545	$846
Weighted-average shares:
Basic	702.4	748.3
Effect of dilutive securities:
Options, restricted stock units, performance stock units and other	18.1	20.0
Diluted	720.5	768.3
Net income per share:
Basic	$2.20	$1.13
Diluted	$2.14	$1.10

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 41.7 million and 35.7 million shares for the three-month periods ended March 31, 2019 and 2018, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program: As of March 31, 2019, we had remaining availability under our authorized common stock share repurchase program of $2.8 billion. We did not repurchase any shares of our common stock during the three-month period ended March 31, 2019.

5. Accumulated Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income consist of changes in pension liability, changes in net unrealized gains (losses) on debt securities available-for-sale, changes in net unrealized gains (losses) related to cash flow hedges, the amortization of the excluded component related to cash flow hedges and changes in foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive (loss) income, net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Debt Securities Available-for-Sale(1)	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Amortization of Excluded Component Related to Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$(28)	$3	$42	$(7)	$(60)	$(50)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	51	(1)	(10)	40
Reclassified (gains) losses from accumulated other comprehensive income (loss), net of tax	—	—	(23)	1	—	(22)
Net current-period other comprehensive income (loss), net of tax	—	—	28	—	(10)	18
Balance as of March 31, 2019	$(28)	$3	$70	$(7)	$(70)	$(32)

Balance as of December 31, 2017	$(22)	$562	$(206)	$(15)	$(32)	$287
Cumulative effect adjustment for the adoption of ASU 2016-01 and ASU 2018-02	—	(566)	(4)	—	—	(570)
Other comprehensive (loss) income before reclassifications, net of tax	—	(7)	(98)	(8)	16	(97)
Reclassified losses from accumulated other comprehensive income (loss), net of tax	—	14	27	11	—	52
Net current-period other comprehensive income (loss), net of tax	—	7	(71)	3	16	(45)
Balance as of March 31, 2018	$(22)	$3	$(281)	$(12)	$(16)	$(328)

(1) Balances as of December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, the unrealized gains (losses) position as of March 31, 2018 solely relate to debt securities available-for-sale.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended March 31,
		2019	2018
(Losses) gains related to cash-flow hedges:
Foreign exchange contracts	Net product sales	$24	$(26)
Treasury rate lock agreements	Interest (expense)	(1)	(1)

Excluded component related to cash-flow hedges:
Foreign exchange contracts	Net product sales	—	(3)

(Losses) gains on debt securities available-for-sale:
Realized gain (loss) on sales of debt securities available-for-sale	Interest and investment income, net(1)	—	(18)
	Income tax provision - (expense) benefit(1)	—	4
Total reclassification, net of tax		$23	$(44)

(1) We use a specific identification approach to release the realized gain (loss) on sales of debt securities available-for-sale and income tax effects into Accumulated other comprehensive (loss).

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and the valuation techniques we utilized to determine such fair value.

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our level 1 assets consist of equity investments with readily determinable fair values. Our level 1 liability relates to our publicly traded Abraxis contingent value rights (Abraxis CVRs). See Note 19 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for a description of the Abraxis CVRs.

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

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any level 3 assets. Our level 3 liabilities consist of contingent consideration related to undeveloped product rights and technology platforms resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester), Nogra Pharma Limited (Nogra), Avila Therapeutics, Inc. (Avila) and Quanticel Pharmaceuticals, Inc. (Quanticel). In addition, in connection the Juno Acquisition, we assumed Juno's contingent consideration and success payment liabilities.

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of March 31, 2019 and December 31, 2018 was calculated using the following significant unobservable inputs:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inputs	Ranges (weighted average) utilized as of:
	March 31, 2019	December 31, 2018
Discount rate	3.6% to 4.8% (4.3%)	3.6% to 4.8% (4.3%)
Probability of payment	0% to 68% (5%)	0% to 68% (5%)
Projected year of payment for development and regulatory milestones	2020 to 2029 (2024)	2020 to 2029 (2024)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A	N/A

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila, Quanticel and those assumed in the Juno Acquisition are estimated to be $120 million, $475 million, $214 million and $283 million, respectively, and $1.8 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

Success payment obligations assumed through the Juno Acquisition are also recorded at their estimated fair values and are revalued quarterly. Changes in the fair value of contingent consideration and success payment obligations are recognized in Acquisition/integration related charges and restructuring, net in the Consolidated Statements of Income.

The following tables present the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements as of March 31, 2019
	Balance as of March 31, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$664	$—	$664	$—
Equity investments with readily determinable fair values	1,594	1,594	—	—
Forward currency contracts	83	—	83	—
Zero-cost collar currency contracts	17	—	17	—
Interest rate swaps	2	—	2	—
Total assets	$2,360	$1,594	$766	$—
Liabilities:
Contingent value rights	$(48)	$(48)	$—	$—
Other acquisition related contingent consideration and success payments	(162)	—	—	(162)
Total liabilities	$(210)	$(48)	$—	$(162)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements as of December 31, 2018
	Balance as of December 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$496	$—	$496	$—
Equity investments with readily determinable fair values	1,312	1,312	—	—
Forward currency contracts	78	—	78	—
Total assets	$1,886	$1,312	$574	$—
Liabilities:
Contingent value rights	$(19)	$(19)	$—	$—
Interest rate swaps	(10)	—	(10)	—
Zero-cost collar currency contracts	(1)	—	(1)	—
Other acquisition related contingent consideration and success payments	(163)	—	—	(163)
Total liabilities	$(193)	$(19)	$(11)	$(163)

We measure equity investments without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer or at net asset value, as a practical expedient, if available. We record upward adjustments, downward adjustments and impairments of equity investments without readily determinable fair values within Other income, net on the Consolidated Statements of Income. The following table represents a roll-forward of equity investments without readily determinable fair values:

Three-Month Period Ended March 31, 2019
Balance as of December 31, 2018	$545
Purchases	25
Upward adjustments	15
Downward adjustments and impairments	(1)
Balance as of March 31, 2019	$584

Three-Month Period Ended March 31, 2018
Balance as of December 31, 2017	$513
Cumulative effect adjustment for the adoption of ASU 2018-03	59
Purchases	16
Upward adjustments	21
Sales	(3)
Downward adjustments and impairments	(1)
Transfer to readily determinable fair value	(10)
Balance as of March 31, 2018	$595

For equity investments without a readily determinable fair value held as of March 31, 2019, cumulative upward adjustments and downward adjustments and impairments since the adoption of ASU 2016-01 for the period January 1, 2018 through March 31, 2019 were $81 million and $135 million, respectively.

For equity investments with and without readily determinable fair values held as of March 31, 2019 and 2018, we recorded a net unrealized gain of $268 million and $449 million within Other income, net on the Consolidated Statements of Income for the three-month periods ended March 31, 2019 and 2018, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended March 31, 2019 and 2018. The following tables represent a roll-forward of the fair value of level 3 instruments:

Three-Month Period Ended March 31, 2019
Liabilities:
Balance as of December 31, 2018	$(163)
Net change in fair value	—
Balance as of March 31, 2019	$(163)

Three-Month Period Ended March 31, 2018
Liabilities:
Balance as of December 31, 2017	$(80)
Amounts acquired from Juno	(122)
Net change in fair value	1
Balance as of March 31, 2018	$(201)

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of March 31, 2019 and December 31, 2018 had settlement dates within 27 months and 30 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other Comprehensive Income (OCI) and reclassified to the Consolidated Statements of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of March 31, 2019 and December 31, 2018:

	Notional Amount
Foreign Currency	March 31, 2019	December 31, 2018
Australian Dollar	$31	$46
British Pound	49	82
Canadian Dollar	112	158
Euro	887	1,381
Japanese Yen	320	424
Total	$1,399	$2,091

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of March 31, 2019 and December 31, 2018 were $398 million and $347 million, respectively.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of March 31, 2019 and December 31, 2018 had settlement dates within 21 months and 24 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Outstanding foreign currency zero-cost collar contracts entered into to hedge forecasted revenue were as follows as of March 31, 2019 and December 31, 2018:

	Notional Amount (1)
	March 31, 2019	December 31, 2018
Foreign currency zero-cost collar contracts designated as hedging activity:
Purchased Put	$1,893	$1,933
Written Call	2,171	2,216
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We previously entered into foreign currency purchased put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such purchased put option contracts had a notional value of nil as of March 31, 2019 and December 31, 2018. We de-designated all of our purchased put option contracts prior to March 31, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of March 31, 2019 and December 31, 2018, we did not have any outstanding forward starting swaps or treasury rate locks.

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of March 31, 2019 and December 31, 2018:

	Notional Amount
	March 31, 2019	December 31, 2018
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200
3.450% senior notes due 2027	450	450
3.900% senior notes due 2028	—	200
Total	$650	$850

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2019 and 2018, and also terminated the hedging relationship by settling certain of those swap contracts during 2019 and 2018. In 2019, we settled $200 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $5 million during the three-month period ended March 31, 2019, which are accounted for as a reduction of current and future interest expense associated with these notes. During 2018, we settled $250 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $2 million during the year ended December 31, 2018, which were accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of March 31, 2019 and December 31, 2018:

		March 31, 2019
	Balance Sheet Location	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$58	$7
	Other non-current assets	49	10
Interest rate swap agreements	Other current assets	6	—
	Other non-current assets	2	—
	Other non-current liabilities	2	8
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	21	1
	Accrued expenses and other current liabilities	1	11
Interest rate swap agreements	Other non-current assets	3	3
Total		$142	$40

(1) Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet in accordance with ASC 210-20.

		December 31, 2018
		Fair Value
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$63	$18
	Other non-current assets	45	16
	Other non-current liabilities	12	15
Interest rate swap agreements	Other current assets	7	—
	Other non-current assets	1	—
	Other non-current liabilities	1	19
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	21	5
	Accrued expenses and other current liabilities	2	12
Interest rate swap agreements	Other current assets	2	3
	Other non-current assets	5	4
Total		$159	$92

(1) Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Consolidated Balance Sheet Classification in Which the Hedged Item Is Included	March 31, 2019 (1)	December 31, 2018 (1)	March 31, 2019 (2)	December 31, 2018 (2)
Current portion of long-term debt, net of discount	$500	$501	$1	$2
Long-term debt, net of discount	8,237	8,227	98	90

(1) The current portion of long-term debt, net of discount, includes $500 million and $501 million of carrying value with discontinued hedging relationships as of March 31, 2019 and December 31, 2018, respectively. The Long-term debt, net of discount includes approximately $4.8 billion and $3.3 billion of carrying value with discontinued hedging relationships as of March 31, 2019 and December 31, 2018, respectively.

(2) The current portion of long-term debt, net of discount, includes $1 million and $2 million of discontinued hedging relationships at March 31, 2019 and December 31, 2018, respectively. The Long-term debt, net of discount includes $102 million and $107 million of hedging adjustment on discontinued hedging relationships on long-term debt as of March 31, 2019 and December 31, 2018, respectively.

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in AOCI for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Period Ended March 31, 2019
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$51	Net product sales	$24	Net product sales	$—
Treasury rate lock agreements	—	Interest (expense)	(1)	N/A	—

(1) Net gains of $53 million are expected to be reclassified from AOCI into income in the next 12 months.

	Three-Month Period Ended March 31, 2018
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$(95)	Net product sales	$(26)	Net product sales	$(2)
Treasury rate lock agreements	(4)	Interest (expense)	(1)	N/A	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments which were designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2019 and 2018:

		Amount of Gain/(Loss) Recognized in Income on Derivative
		Three-Month Periods Ended March 31,
Instrument	Classification of Gain/(Loss) Recognized in Income on Derivative	2019 (1)	2018 (1)
Interest rate swap agreements	Interest (expense)	$20	$(5)

(1) The amounts include a benefit of $8 million and $8 million for the three-month periods ending March 31, 2019 and 2018, respectively, relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships.

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2019 and 2018:

		Classification of Gain/(Loss) Recognized in Income on Derivative
		Three-Month Periods Ended March 31,
Instrument	Classification of Gain/(Loss) Recognized in Income on Derivative	2019	2018
Foreign exchange contracts	Other income, net	$9	$(13)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended March 31, 2019
	Net product sales	Interest (expense)	Other income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$4,024	$(192)	$262

The effects of fair value and cash flow hedging:
(Loss) gain on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	(12)	—
Derivatives designated as hedging instruments (1)	—	20	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	24	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	1	—	—
Reclassification adjustment for excluded component (loss)	(1)	—	—
Treasury rate lock agreements:
Amount of (loss) reclassified from AOCI into income	—	(1)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

(1) The amounts include a benefit of $8 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending March 31, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended March 31, 2018
	Net product sales	Interest (expense)	Other income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$3,531	$(166)	$965

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	14	—
Derivatives designated as hedging instruments (1)	—	(5)	—

(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of (loss) reclassified from AOCI into income	(26)	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	8	—	—
Reclassification adjustment for excluded component (loss)	(11)
Treasury rate lock agreements:
Amount of (loss) reclassified from AOCI into income	—	(1)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

(1) The amounts include a benefit of $8 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending March 31, 2018.

8. Cash, Cash Equivalents and Debt Securities Available-for-Sale

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents. As of March 31, 2019, the carrying value of our time deposits and repurchase agreements was $2.0 billion and money market funds was $2.1 billion, all of which are included in Cash and cash equivalents. As of December 31, 2018, the carrying value of our time deposits and repurchase agreements was $276 million, and money market funds was $2.9 billion, all of which were included in Cash and cash equivalents. The carrying values approximated fair value as of March 31, 2019 and December 31, 2018.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of debt securities available-for-sale by major security type and class of security as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Ultra short income fund	$526	$—	$—	$526
Time deposits (1) and Repurchase agreements (1)	138	—	—	138
Total debt securities available-for-sale	$664	$—	$—	$664
(1) Have original maturities of greater than three months.

December 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Ultra short income fund	$450	$—	$—	$450
Time deposits (1) and Repurchase agreements (1)	46	—	—	46
Total debt securities available-for-sale	$496	$—	$—	$496
(1) Have original maturities of greater than three months.

Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of March 31, 2019, all of our time deposits and repurchase agreements had original maturities less than one year.

Duration periods of debt securities available-for-sale as of March 31, 2019 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$664	$664

9. Inventory

Inventories as of March 31, 2019 and December 31, 2018 are summarized by major category as follows:

	March 31, 2019	December 31, 2018
Raw materials	$235	$252
Work in process	87	79
Finished goods	120	127
Total inventory	$442	$458

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the acquisitions of Abraxis BioScience, Inc. (Abraxis) and Juno. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 8.8 years. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the acquisitions of Receptos Inc. (Receptos), Gloucester and Juno.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2019 and December 31, 2018 are summarized as follows:

March 31, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,414	$(2,349)	$1,065
Technology	1,743	(573)	1,170
Licenses	66	(36)	30
Other	43	(38)	5
	5,266	(2,996)	2,270
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,097	$(2,996)	$16,101

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(2,261)	$1,145
Technology	1,743	(552)	1,191
Licenses	66	(35)	31
Other	54	(39)	15
	5,269	(2,887)	2,382
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,100	$(2,887)	$16,213

Amortization expense related to intangible assets was $110 million and $88 million for the three-month periods ended March 31, 2019 and 2018, respectively. Assuming no changes in the gross carrying amount of finite-lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $441 million in 2019, $440 million in 2020, $437 million in 2021, $178 million in 2022 and $92 million in 2023.

Goodwill: There was no change in the carrying value of the Company's goodwill from December 31, 2018 to March 31, 2019.

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of March 31, 2019 and December 31, 2018. The carrying value of the current portion of long-term debt as of March 31, 2019 and December 31, 2018 includes:

	March 31, 2019	December 31, 2018
2.250% senior notes due 2019	$500	$501

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after March 31, 2019 have an aggregate principal amount of $19.850 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of March 31, 2019 and December 31, 2018 includes:

	March 31, 2019	December 31, 2018
2.875% senior notes due 2020	$1,497	$1,497
3.950% senior notes due 2020	508	509
2.250% senior notes due 2021	498	498
2.875% senior notes due 2021	499	498
3.250% senior notes due 2022	1,032	1,034
3.550% senior notes due 2022	996	996
2.750% senior notes due 2023	747	747
3.250% senior notes due 2023	994	994
4.000% senior notes due 2023	729	730
3.625% senior notes due 2024	1,000	1,000
3.875% senior notes due 2025	2,482	2,478
3.450% senior notes due 2027	997	986
3.900% senior notes due 2028	1,490	1,490
5.700% senior notes due 2040	247	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	987	987
5.000% senior notes due 2045	1,975	1,975
4.350% senior notes due 2047	1,234	1,234
4.550% senior notes due 2048	1,476	1,476
Total long-term debt	$19,781	$19,769

As of March 31, 2019 and December 31, 2018, the fair value of our outstanding Senior Notes was approximately $20.7 billion and $19.3 billion, respectively, and represented a level 2 measurement within the fair value measurement hierarchy.

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

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of March 31, 2019, and December 31, 2018 a balance of $29 million

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and $31 million, respectively, in net losses remained in AOCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of March 31, 2019, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. Our swap contracts outstanding as of March 31, 2019 effectively convert the hedged portion of our fixed-rate notes to floating rates. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of March 31, 2019 and December 31, 2018, we had balances of $103 million and $109 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: As of March 31, 2019 and December 31, 2018, we had available capacity to issue up to $2.0 billion of commercial paper. As of March 31, 2019 and December 31, 2018, there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings and expires on April 25, 2023. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2019.

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

Share-based compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Periods Ended March 31,
	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$12	$9
Research and development (1)	126	199
Selling, general and administrative (2)	119	193
Total share-based compensation expense	257	401
Tax benefit related to share-based compensation expense (3)	49	37
Reduction in net income	$208	$364

(1) The three-month periods ended March 31, 2019 and 2018 include Juno related share-based compensation expense related to the post-combination service period of $17 million and $133 million, respectively.

(2) The three-month periods ended March 31, 2019 and 2018 include Juno related share-based compensation expense related to the post-combination service period of $11 million and $117 million, respectively.

(3) The tax benefit related to share-based compensation expense above excludes excess tax benefits of $16 million and $11 million from share-based compensation awards that vested or were exercised during the three-month periods ended March 31, 2019 and 2018, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2019 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2018	71.1	11.7	660
Changes during the Year:
Granted	—	8.2	200
Exercised / Released	(3.8)	(0.4)	(73)
Forfeited	(0.9)	(0.3)	(40)
Outstanding as of March 31, 2019	66.4	19.2	747

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of March 31, 2019 were as follows:

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$386	$1,079	$35
Expected weighted-average period in years of compensation cost to be recognized	2.1	1.9	1.5

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the three-month period ended March 31, 2019 gross unrecognized tax benefits increased by $24 million, including interest, primarily due to current year tax positions. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 18 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. During the three-month period ended March 31, 2019, there were no new notable collaborations nor any significant activity related to those collaborations which we have described in detail in our 2018 Annual Report on Form 10-K. Amounts related to collaborations that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.

Other Collaboration Arrangements in 2019:

A financial summary of certain period activity and the period-end balances related to our other collaboration arrangements is presented below (1):

	Three-Month Periods Ended March 31,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2019	$216	$11	$—	$2	$52
2018	245	—	—	2	101

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
March 31, 2019	$11	$1,581	N/A
December 31, 2018	13	1,280	N/A

(1) In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also made certain acquisitions that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. See Note 3 and Note 14 for additional details related to our acquisitions and collaboration arrangements, respectively.

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

16. Leases

We routinely enter into leases for the use of office and research facilities, which comprise the majority of our total lease obligation, as well as leases for the use of automobiles and certain equipment in various locations globally. Our leasing portfolio is comprised entirely of operating leases. A brief description of these leasing activities follows.

Our leases for the use of office and research facilities generally have minimum annual rents, which may be subject to specified annual rent increases or annual changes in the Consumer Price Index (CPI). While contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability, changes in CPI are treated as variable lease payments, and as such, are recognized in our Consolidated Statements of Income in the period in which the obligation for those payments is incurred. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in our Consolidated Statements of Income when they are incurred.

Our leases for the use of office and research facilities have remaining lease terms ranging from less than 1 year up to 10 years, some of which include options to extend the leases for subsequent periods ranging from 1 year to 9 years, and some of which include options to terminate the leases for a fee. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Certain of our leases have options to extend the term at a future negotiated market rate. Such renewal periods are not included in the lease term as the future market rate is unknown at lease commencement.

We also lease automobiles for use by our sales force and other certain employees, primarily under several Master Lease Agreements (MLAs). Under these MLAs, we may be required to make additional lease payments for exceeding a specified mileage, as well as for other operating costs such as maintenance and repair services. These costs are generally variable in nature and therefore are not included in the measurement of the ROU asset and related lease liability. Instead, such costs are recognized as variable lease expense in our Consolidated Statements of Income when they are incurred. Depending upon the country location of the automobile, each leased automobile has a term between 3 years and 4 years and are generally not renewed beyond that term.

With regards to our leases for the use of office and other equipment, these leases have remaining lease terms ranging from less than 1 year up to 8 years, some of which include options to extend and some of which include options to terminate the leases for an insignificant fee. For our equipment leases, we may be required to make additional lease payments based on exceeding a specified usage, such as pages copied/printed, as well as other operating costs such as maintenance and repair services. These costs are generally variable in nature and therefore are not included in the measurement of the ROU asset and related lease liability. Instead, such costs are recognized as variable lease expense in our Consolidated Statements of Income when they are incurred. Our leased equipment is an insignificant component of our ROU assets and lease liabilities.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense were as follows:

Three-Month Period Ended March 31, 2019
Operating lease cost	$23
Short-term lease cost	—
Variable lease cost	8
Sublease income	—
Total lease cost	$31

Supplemental cash flow information related to leases was as follows:

Three-Month Period Ended March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$27

Supplemental noncash information related to leases was as follows:

Three-Month Period Ended March 31, 2019
ROU assets obtained in exchange for new operating liabilities	$18

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Other non-current assets	$286
Accrued expenses and other current liabilities	79
Other non-current liabilities	234

Weighted-average remaining lease term - operating leases	4.47
Weighted-average discount rate - operating leases	3.98%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating Leases
2019 (excluding the three-month period ended March 31, 2019)	$72
2020	85
2021	64
2022	54
2023	40
2024	17
Thereafter	11
Total undiscounted lease payments	$343

Less: imputed interest	(30)
Total discounted lease payments	$313

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were:

Operating Leases
2019	$92
2020	89
2021	70
2022	59
2023	45
Thereafter	68
Total minimum lease payments	$423

As of March 31, 2019, we have $286 million of aggregate ROU assets and $313 million of related lease liabilities. Additionally, we have an operating lease which has not yet commenced with total undiscounted lease obligations of $66 million. The agreement was entered into during the fourth quarter of 2018 to lease a portion of a building which will be used primarily for office and research facilities. The lessor is currently building this space and we do not have access to the building until construction is complete. The lease is expected to commence in early- to mid-2020 when construction of the asset is completed.

17. Legal Proceedings

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

We believe that our patent portfolio for lenalidomide in the major markets in Europe, including the composition of matter patent including its supplementary protection certificate, which expires in 2022, is strong. In the event that we do not prevail on the appeal relating to the ’682 patent, we still expect that we will have protection in the major markets in the EU for lenalidomide until at least 2022.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June 2017, Accord Healthcare Ltd. (Accord) commenced lawsuits against us in the United Kingdom (UK) seeking to revoke our UK patents protecting REVLIMID®. In June 2018, we entered into a settlement agreement with Accord resolving the lawsuits.

In February 2019, Synthon B.V. (Synthon) commenced a lawsuit against us in the Netherlands seeking to revoke our Netherlands patent protecting REVLIMID®. The trial is anticipated to take place on November 8, 2019.

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

We received a further Notice of Allegation dated September 20, 2017 from DRL relating to the same submission, but also referencing 2.5 mg REVLIMID® (lenalidomide) capsules. DRL’s Notice of Allegation contains invalidity allegations relating to Canadian Letters Patent Nos. 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412 and 2,741,575. We commenced a proceeding in the Federal Court of Canada on November 2, 2017, seeking an order prohibiting the Minister of Health from granting marketing approval to DRL until expiry of these patents. The parties entered into a confidential settlement agreement and these proceedings were discontinued in April 2019.

We received two Notices of Allegation on July 3, 2018 and July 6, 2018 from Natco Pharma (Canada) Inc. (Natco Canada) notifying us of the filing of Natco Canada’s two separate ANDSs with Canada’s Minister of Health, with respect to Canadian Letters Patent Nos. 2,476,983; 2,477,301; 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412 and 2,741,575. Natco Canada is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in Canada. We commenced infringement actions in the Federal Court of Canada on August 16, 2018, asserting all the patents, and seeking a declaration of infringement and a permanent injunction. The trial is scheduled to start on March 30, 2020.

We received four Notices of Allegation on October 4, 2018 from Apotex Inc. (Apotex) notifying us of the filing of Apotex’s ANDS with Canada’s Minister of Health, with respect to Canadian Letters Patent Nos. 2,476,983; 2,477,301; 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412 and 2,741,575. Apotex is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in Canada. We commenced infringement actions in the Federal Court of Canada on November 15, 2018, asserting all the patents, and seeking a declaration of infringement and a permanent injunction. The trial is scheduled to start on May 4, 2020.

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

We received a Notice Letter dated July 24, 2017 from Lotus Pharmaceutical Co., Inc. (Lotus) notifying us of Lotus’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 5,635,517; 6,315,720; 6,561,977; 6,755,784; 7,189,740; 7,465,800; 7,855,217; 7,968,569; 8,315,886; 8,404,717; 8,530,498; 8,626,531; 8,648,095; 9,056,120; 9,101,621 and 9,101,622 that are listed in the Orange Book for REVLIMID®. Lotus is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Lotus in the U.S. District Court for the District of New Jersey on September 6, 2017. On July 10, 2018, we filed another infringement action against Lotus in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. On March 29, 2019, we settled all outstanding claims in the litigation with Lotus. Pursuant to the settlement, we agreed to provide Lotus with a license to our patents required to manufacture and sell certain volume-limited amounts of generic lenalidomide in the United States beginning on a confidential date that is some time after the March 2022 volume-limited license date that we previously provided to Natco. For each consecutive twelve-month period (or part thereof) following the volume-limited entry date until January 31, 2026, the volume of generic lenalidomide sold by Lotus cannot exceed certain agreed-upon percentages. Although the agreed-upon percentages are confidential, they increase gradually each period to no more than a single-digit percentage in the final volume-limited period. In addition, we agreed to provide Lotus with a license to Celgene’s patents required to manufacture

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and sell an unlimited quantity of generic lenalidomide in the United States beginning no earlier than January 31, 2026. Lotus’ ability to market lenalidomide in the U.S. will be contingent on its obtaining approval of an ANDA.

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

We received an additional Notice Letter from Apotex dated January 14, 2019 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717; and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to that Notice Letter, we timely filed an infringement action against Apotex in the U.S. District Court for the District of New Jersey on February 26, 2019. As a result of the filing of our action, the FDA cannot grant final approval of Apotex’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) July 15, 2021. Apotex filed its answer on April 2, 2019. The court has not yet entered a schedule for fact discovery, expert discovery, or trial.

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

We received a Notice Letter dated November 9, 2018 from Hetero USA Inc. (Hetero) notifying us of Hetero’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,468,363; and 8,741,929 that are listed in the Orange Book for REVLIMID®. Hetero is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Hetero in the U.S. District Court for the District of New Jersey on December 20, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Hetero’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) May 12, 2021. On March 11, 2019, Hetero filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to Hetero’s counterclaims on April 15, 2019. The court has yet to enter a schedule for fact discovery, expert discovery, or trial.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(“the Breckenridge ’467 Action”). On November 7, 2018, Breckenridge filed its Answer, Affirmative Defenses, and Counterclaims. We filed our answer to Breckenridge’s counterclaims on December 12, 2018.

We received a Notice Letter dated September 28, 2018 from Mylan notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Mylan in the U.S. District Court for the District of New Jersey on November 9, 2018 (“the Mylan ’467 Action”). On January 22, 2019, Mylan filed its Answer.

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

On January 31, 2019, the above-referenced POMALYST® actions filed in May 2017 against (i) Teva and (ii) Apotex, Hetero, Aurobindo, Mylan, and Breckenridge were consolidated with the Hetero ’467 Action, the Teva ’467 Action, the Breckenridge ’467 Action, the Mylan ’467 Action, the Apotex ’467 Action, and the Aurobindo ’467 Action. In the consolidated case, fact discovery is set to close on August 30, 2019, and expert discovery is set to close on March 13, 2020. The court has yet to enter a schedule for trial.

On February 14, 2019, we filed additional infringement actions in the U.S. District Court for the District of New Jersey against each of Apotex, Aurobindo, Breckenridge, Hetero, and Mylan. On March 19, 2019, we filed an additional infringement action in the U.S. District Court for the District of New Jersey against Teva. The patents-in-suit in each of these six actions are 10,093,647, 10,093,648, and 10,093,649, which patents are not listed in the Orange Book.

ABRAXANE®: On March 21, 2019, following a referral by the UK High Court of Justice in the context of our request for a Supplemental Protection Certificate (SPC) to the ABRAXANE® patent UK No. 0 961 612 (the ’612 patent), the Court of Justice for the EU held, in substance, that no SPC was available to the extent ABRAXANE® was assessed as a novel formulation of paclitaxel. On the basis of this decision, no SPC will be available in the UK. Applications are still pending in other jurisdictions, including in Germany. The ’612 patent expired in Europe in September 2017. However, if granted, the SPCs will expire in 2022. Data exclusivity in Europe expired in January 2019.

We received a Notice Letter dated November 5, 2018 from HBT Labs, Inc. (HBT) notifying us of HBT’s 505(b)(2) NDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,758,891; 7,820,788; 7,923,536; 8,034,375; 8,138,229; 8,268,348; 8,314,156; 8,853,260; 9,101,543; 9,393,318; 9,511,046 and 9,597,409 that are listed in the Orange Book for ABRAXANE®. HBT is seeking to manufacture and market Paclitaxel Protein-Bound Particles for Injectable Suspension (Albumin-Bound), 100 mg/vial in the United States. In response to the Notice letter, we timely filed infringement actions against HBT in the U.S. District Court for the District of New Jersey on December 17, 2018, and in the U.S. District Court for the District of Delaware on December 19, 2018. As a result of these filings, the FDA cannot grant final approval of HBT’s 505(b)(2) NDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) May 6, 2021. On February 5, 2019, we filed a notice of voluntary dismissal without prejudice in the United States District Court for the District of New Jersey. The court ordered the notice of voluntary dismissal on February 7, 2019. On February 11, 2019, HBT filed a motion to dismiss and transfer in the United States District Court for the District of Delaware. We filed our opposition on March 4, 2019, and HBT filed its reply on March 11, 2019. On March 14, 2019, we filed a request for oral argument, which is currently pending before the court. The motion remains pending.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Between March 1, 2019 and April 4, 2019, we filed amended complaints against Annora and Hetero, MSN, and Emcure, in response to Notice Letters containing additional Paragraph IV certifications against one or more of the above-listed patents, which are listed in the Orange Book for OTEZLA®.

Each defendant has filed an Answer disputing infringement and/or validity of the patents asserted against it. Along with their Answers, each of Alkem, Annora and Hetero, Cipla, DRL, Emcure and Heritage, Glenmark, Macleods, Mankind, Pharmascience, Sandoz, Shilpa, Teva and Actavis, Torrent, and Unichem filed declaratory judgment counterclaims asserting that some or all of the patents are not infringed and/or are invalid. The court has consolidated all OTEZLA® litigations for discovery and case management purposes, and entered a schedule for fact discovery. The court has not yet entered a schedule for expert discovery or trial in any of the OTEZLA® litigations.

THALOMID®: We received a Notice Letter dated July 19, 2018 from West-Ward Pharmaceuticals International Limited (West-Ward) notifying us of West-Ward’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 6,869,399; 7,141,018; 7,230,012; 7,959,566; 8,315,886 and 8,626,531 that are listed in the Orange Book for THALOMID®. West-Ward is seeking to manufacture and market a generic version of 50 mg, 100 mg, 150 mg, and 200 mg THALOMID® (thalidomide) capsules in the United States. In response to the Notice letter, we timely filed an infringement action against West-Ward in the U.S. District Court for the District of New Jersey on August 31, 2018. As a result of the filing of our action, the FDA cannot grant final approval of West-Ward’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) January 20, 2021. On February 11, 2019, West-Ward filed its answer and counterclaims, asserting that each of the patents is invalid and/or not infringed. We filed our answer to West-Ward’s counterclaims on March 18, 2019. Fact discovery is set to close on May 8, 2020. The court has yet to enter a schedule for expert discovery and trial.

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

On March 8, 2018, the court granted Juno’s motion to dismiss and strike, and ordered Kite to file an amended answer and counterclaims. On the same day, the court denied Kite’s motion to stay. On March 29, 2018, Kite filed an amended answer and counterclaims, asserting that the ’190 Patent is invalid and/or not infringed. On April 9, 2018, we filed an answer to Kite’s counterclaims. The court held a claim construction hearing on September 18, 2018, and issued a claim construction order on October 9, 2018. On November 12, 2018, Kite filed a motion to dismiss Plaintiffs Memorial Sloan Kettering Cancer Center and Juno Therapeutics based on an alleged lack of standing. Plaintiffs filed their opposition on November 26, 2018, and Kite filed its

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reply on December 3, 2018. The Court did not hold a hearing and has taken the motion under submission. Kite filed a motion for summary judgment of non-infringement on January 22, 2019. We filed our opposition to Kite’s summary judgment motion on February 19, 2019. Kite’s reply was filed on March 11, 2019. The Court did not hold a hearing and took the matter under submission. Fact and expert discovery are ongoing. Trial is scheduled to begin on December 3, 2019.

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

On September 12, 2018, Lotus filed a petition for IPR challenging the validity of our U.S. Patent No. 7,968,569. Our preliminary response was filed by December 18, 2018. On March 14, 2019, the PTAB denied institution of the IPR.

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

On December 22, 2014, the court granted our motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan’s related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the remaining claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015, we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the U.S. Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. The motion for summary judgment was argued on December 13, 2017. Supplemental briefing on the motion for summary judgment was filed on

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

February 1, 2018. On October 3, 2018, the Court granted in part and denied in part our motion for summary judgment. Trial has been set to begin in October 2019.

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

We filed our answers to the IUB and Providence complaints in January 2016. On June 14, 2017, a new complaint was filed by the same counsel representing the plaintiffs in the IUB case, making similar allegations and adding three new plaintiffs – International Union of Operating Engineers Stationary Engineers Local 39 Health and Welfare Trust Fund (Local 39), The Detectives’ Endowment Association, Inc. (DEA) and David Mitchell. Plaintiffs added allegations that our settlements of patent infringement lawsuits against certain generic manufacturers have had anticompetitive effects. Counsel identified the new complaint as related to the IUB and Providence cases and, on August 1, 2017, filed a consolidated amended complaint on behalf of IUB, Providence, Local 39, DEA, and Mitchell. On September 28, 2017, the same counsel filed another complaint, which it identified as related to the consolidated case, and which made similar allegations on behalf of an additional asserted class representative, New England Carpenters Health Benefits Fund (NEC). The NEC action has been consolidated with the original action involving IUB, Providence, DEA, Local 39, and Mitchell into a master action for all purposes.

On October 2, 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. On February 26, 2018, we filed our opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. The plaintiffs filed their opposition to our motion for judgment on the pleadings on April 2, 2018, and we filed our reply on April 13, 2018. The plaintiffs filed their reply in support of their class certification motion on May 18, 2018. Fact discovery in these cases closed on May 17, 2018 and expert discovery closed on December 11, 2018. On October 30, 2018, the Court denied Plaintiffs’ Motion for Class Certification and Celgene’s motion for judgment on the pleadings. On December 14, 2018, the plaintiffs filed a new motion for class certification. Our opposition to Plaintiff’s new motion for class certification was filed on January 25, 2019 and the plaintiffs’ reply in support of their new motion for class certification was filed on February 15, 2019. No trial date has been set.

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

CELGENE SECURITIES CLASS ACTION: On March 29, 2018, the City of Warren General Employees’ Retirement System filed a putative class action against us and certain of our officers in the U.S. District Court for the District of New Jersey. The complaint alleges that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) 2020 outlook and projected sales of OTEZLA®, and (3) the new drug application for Ozanimod. On May 3, 2018, a similar putative class action lawsuit against us and certain of our officers was filed by Charles H. Witchcoff in the U.S. District Court for the District of New Jersey. The complaint alleges that defendants violated federal securities laws by making material misstatements and/or omissions concerning (1) trials of GED-0301, (2) 2020 outlook and projected sales of OTEZLA®, and (3) the new drug application for Ozanimod. On September 27, 2018, the court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. On October 9, 2018, the court entered a scheduling order which requires lead plaintiff to file an amended complaint by December 10, 2018; defendants to file their motion to dismiss the amended complaint by February 8, 2019; lead plaintiff to file its opposition to the motion to dismiss by April 9, 2019; and defendants

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to file their reply by May 9, 2019. On December 10, 2018, the lead plaintiff filed its amended complaint. On February 8, 2019, defendants filed a motion to dismiss plaintiff’s amended complaint in full, and the plaintiff filed its opposition on April 9, 2019.

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

HUMANA, INC (HUMANA): On May 16, 2018, Humana filed a lawsuit against us in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges we engage in unlawful off-label marketing in connection with sales of THALOMID® and REVLIMID® and asserts claims against us for fraud, breach of contract, negligent misrepresentation, unjust enrichment, and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. On June 13, 2018, we removed Humana’s lawsuit to the U.S. District Court for the Eastern District of Kentucky and, on July 11, 2018, filed a motion to dismiss Humana’s complaint in full. On July 12, 2018, Humana moved to remand the case to state court. On March 29, 2019, the lawsuit was remanded to Pike County Circuit Court of the Commonwealth of Kentucky, where it remains pending.

On March 1, 2019, Humana filed a separate lawsuit against us in the United States District Court for the District of New Jersey. Humana’s complaint alleges that we violated various antitrust, consumer protection, and unfair competition laws to delay or prevent generic competition for our THALOMID® and REVLIMID® brand drugs, including (a) allegedly refusing to sell samples of our products to generic manufacturers for purposes of bioequivalence testing intended to be included in ANDAs for approval to market generic versions of these products; (b) allegedly bringing unjustified patent infringement lawsuits, procuring invalid patents, and/or entering into anticompetitive patent settlements; (c) allegedly securing an exclusive supply contract for supply of thalidomide active pharmaceutical ingredient. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. Celgene’s initial response to the complaint is due by May 6, 2019.

Proceedings Related to the Bristol-Myers Squibb - Celgene Merger:

As of April 4, 2019, eleven complaints had been filed by Celgene stockholders seeking to enjoin the Bristol-Myers Squibb - Celgene Merger. Sam B. Gerold v. Celgene Corporation, et al., No. 1:19-cv-00233, Karen Sbriglio v. Celgene Corporation, et al., No. 1:19-cv-00277, Bette Grayson v. Celgene Corporation, et al., No. 1:19-cv-00332, Scott Rowinski v. Celgene Corporation, et al., No. 1:19-cv-00382 and LR Trust v. Celgene Corporation, et al., No. 1:19-cv-00459 were filed in the United States District Court for the District of Delaware. Robert Lowinger v. Celgene Corporation, et al., No. 2:19-cv-04752, Michael A. Bernstein v. Celgene Corporation, et al., No. 2:19-cv-04804 and Elaine Wang v. Celgene Corporation, et al., 2:19-cv-04865 and David Goldstein v. Celgene Corporation, et al., No. 2:19-cv-08087 were filed in the United States District Court for the District of New Jersey. Kristen Rogers v. Celgene Corporation, et al., No. 1:19-cv-01275 and Patricia Woods v. Celgene Corporation, et al., No. 1:19-cv-01597 were filed in the United States District Court for the Southern District of New York.

The eleven federal complaints named as defendants Celgene and the members of its board of directors and sought to state claims under the federal securities laws in connection with either the joint proxy statement/prospectus filed by Bristol-Myers Squibb on February 1, 2019, as amended on February 1, 2019 and February 20, 2019 and declared effective on February 22, 2019, or the Definitive Proxy Statement on Schedule 14A filed by Celgene on February 22, 2019, alleging that the applicable document contains

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

materially incomplete and misleading information. The plaintiffs in the Sam B. Gerold, Karen Sbriglio, and Bette Grayson actions named Bristol-Myers Squibb and Merger Sub as defendants as well. The federal complaints sought, among other relief, injunctive relief to prevent consummation of the merger until the alleged disclosure violations are cured, damages in the event the merger is consummated, and an award of attorney’s fees.

Also, as of April 4, 2019, two complaints, Ciavarella v. Alles, No. 2019-0133-AGB and Mager Paruas, LLC v. Alles, No. 2019-0195-AGB had been filed in the Court of Chancery of the State of Delaware, and named as defendants Celgene, the members of Celgene’s board of directors and Bristol-Myers Squibb. These state court complaints allege that Celgene’s directors breached their fiduciary duties by failing to maximize the value of Celgene and that Bristol-Myers Squibb aided and abetted those breaches. They sought, among other things, monetary damages in the event the merger is consummated and an award of attorney’s fees.

The defendants believe that these federal and state court actions were and are without merit, and that no further disclosure was or is required under applicable law. Nonetheless, to specifically moot the plaintiffs’ claims and to avoid the risk of the litigation delaying or adversely affecting the Merger, Celgene and the plaintiffs agreed to resolve these litigation matters. Pursuant to such agreement, the plaintiffs in the federal and state court actions agreed to dismiss their claims after defendants made supplemental disclosures related to the Merger, as set forth in the current report on Form 8-K filed by Celgene on April 4, 2019.

In addition, a complaint, Landers, et al. v. Caforio, et al., No. 2019-0125-AGB, was filed in the Court of Chancery of the State of Delaware. Landers is styled as a putative class action on behalf of Bristol-Myers Squibb stockholders and names members of the Bristol-Myers Squibb board of directors as defendants, alleging that they breached their fiduciary duties by failing to disclose material information about the merger. On April 4, 2019, Bristol-Myers Squibb and the plaintiff entered into a memorandum of understanding (the “memorandum of understanding”) in which the plaintiff agreed to dismiss her claims with prejudice, and to dismiss claims asserted on behalf of the putative class without prejudice, in return for Bristol-Myers Squibb’s agreement to make the supplemental disclosures set forth in the current report on Form 8-K filed by Bristol-Myers Squibb on April 4, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements. Certain statements in this Item 2 of Part I of this report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Information" and Item 1A, “Risk Factors,” of Part II may cause our actual results and cash generated from operations to differ materially from these forward-looking statements. Our unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.
(In all accompanying tables, amounts of dollars expressed in millions, except per share amounts, unless otherwise noted)

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

Merger Agreement with Bristol-Myers Squibb Company

On January 2, 2019, we entered into a definitive merger agreement with Bristol-Myers Squibb Company (Bristol-Myers Squibb) under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion, based on the closing price of Bristol-Myers Squibb shares of $52.43 on January 2, 2019 (Bristol-Myers Squibb - Celgene Merger). On April 12, 2019, the stockholders of each of Bristol-Myers Squibb and Celgene approved the Bristol-Myers Squibb - Celgene Merger. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals. The Bristol-Myers Squibb - Celgene Merger is expected to close in the third quarter of 2019.

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

Based on the closing price of Bristol-Myers Squibb stock of $52.43 on January 2, 2019, the cash and stock consideration to be received by Celgene stockholders at closing is valued at $102.43 per Celgene share and one Contingent Value Right (Bristol-Myers Squibb CVR). The Bristol-Myers Squibb CVR will entitle its holder to receive a one-time potential payment of $9.00 in cash upon U.S. Food and Drug Administration (FDA) approval of all three of ozanimod (by December 31, 2020), liso-cel (JCAR017) (by December 31, 2020) and bb2121 (by March 31, 2021), in each case for a specified indication. When completed, Bristol-Myers Squibb stockholders are expected to own approximately 69% of the company, and Celgene stockholders are expected to own approximately 31%.

The transaction is not subject to a financing condition. The cash portion will be funded through a combination of cash on hand and debt financing. Bristol-Myers Squibb has obtained fully committed debt financing from Morgan Stanley Senior Funding, Inc. and MUFG Bank, Ltd.

On April 17, 2019, in connection with the Bristol-Myers Squibb - Celgene Merger, Bristol-Myers Squibb commenced an exchange offer for any and all outstanding notes issued by us (the “Celgene Notes”) for up to $19,850,000,000 aggregate principal amount of new notes to be issued by Bristol-Myers Squibb and cash. In conjunction with the exchange offer, Bristol-Myers Squibb is concurrently soliciting consents to adopt certain proposed amendments to each of the indentures governing the Celgene Notes to eliminate substantially all of the restrictive covenants in such indentures. The exchange offers and consent solicitations are conditioned upon, among other things, the closing of the Bristol-Myers Squibb - Celgene Merger. The exchange offers are expected to close on or about the closing date for the Bristol-Myers Squibb - Celgene Merger.

In connection with the Bristol-Myers Squibb - Celgene Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $47 million of such costs during the three-month period ended March 31, 2019, which were recorded in Acquisition/integration related charges and restructuring, net within the Consolidated Statement of Income. We will incur approximately $171 million of professional fees due upon closing and approximately $205 million of employee-related costs, a portion of which is due upon closing with the remainder subject to satisfaction of a specified service period.

Business Update

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, and VIDAZA®.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new product candidates. Our clinical trial activity includes trials across the disease areas of hematology, oncology, and inflammation and immunology. REVLIMID® is being evaluated in phase III trials covering a range of hematological malignancies that include lymphomas. In July 2018, the phase III trial (AUGMENTTM) for REVLIMID® in combination with rituximab (R2), for the treatment of relapsed and/or refractory follicular or marginal zone lymphoma achieved its primary endpoint. In December 2018, we submitted a U.S. supplemental New Drug Application (NDA) for REVLIMID® in combination with rituximab in relapsed and/or refractory indolent non-Hodgkin lymphoma (NHL) and in February 2019, the U.S. Food and Drug Administration granted Priority Review designation. In January 2019 we also submitted an application with the European Medicines Agency (EMA) for approval in Europe. In March 2019, we announced that the EMA Committee for Medicinal Products for Human Use (CHMP) adopted positive opinions for REVLIMID® in combination with bortezomib and dexamethasone (RVd) in newly diagnosed multiple myeloma (NDMM) and for POMALYST®/IMNOVID® in combination with bortezomib and dexamethasone (PVd) in patients with relapsed and/or refractory multiple myeloma (RRMM). Also, within hematological malignancies, POMALYST® is in phase III and post-approval trials for RRMM. In solid tumors, ABRAXANE® is currently being investigated in pancreatic cancer, breast and non-small cell lung cancers. In inflammation and immunology in 2018, we submitted a U.S. supplemental NDA and Japan NDA for OTEZLA® in Behçet’s disease following positive results from the phase III trial (RELIEFTM). Patients with active Behçet’s disease showed statistically significant reductions in oral ulcers with OTEZLA® when compared to placebo. Also in 2018, the phase IIIb study (STYLETM) for OTEZLA® in patients with moderate to severe scalp psoriasis showed statistically significant improvement of the Scalp Physician’s Global Assessment (ScPGA) response compared with placebo. OTEZLA® is also being evaluated in phase III trials in pediatric psoriasis (SPROUT®) and mild to moderate psoriasis (ADVANCE™) and a Phase IIIb trial in genital psoriasis (DISCREET™) while continuing to be studied in psoriatic arthritis and plaque psoriasis.

We also have a growing number of potential products in phase III trials or that have completed phase III across multiple diseases. In the inflammation and immunology therapeutic area, we completed two phase III trials (RADIANCETM and SUNBEAMTM) for ozanimod in relapsing multiple sclerosis (RMS). Both RADIANCETM and SUNBEAMTM achieved their primary endpoints in reducing the annualized relapse rate in patients with RMS. In March 2019, we submitted a U.S. NDA and an application to the EMA for ozanimod in RMS. Enrollment has completed for the phase III TRUE NORTHTM trial in ulcerative colitis (UC) and is ongoing for the phase III YELLOWSTONETM trial in Crohn’s Disease (CD). In hematology, we submitted a U.S. NDA for fedratinib for the treatment of patients with myelofibrosis in January 2019 and in March 2019 the FDA granted Priority Review designation. In June and July 2018, Celgene and Acceleron Pharma, Inc. (Acceleron) announced that luspatercept achieved all primary and key secondary endpoints in the phase III MEDALISTTM and BELIEVETM trials in patients with low-to-intermediate risk myelodysplastic syndromes (MDS) and transfusion-dependent beta-thalassemia, respectively. In April 2019, we submitted a Biologics License Application with the FDA for luspatercept in patients with transfusion-dependent, lower-risk MDS with ring sideroblasts (RS+) and transfusion-dependent beta-thalassemia. In collaboration with bluebird bio, the pivotal study (KarMMaTM) evaluating bb2121 in RRMM is ongoing and enrollment was completed in the fourth quarter of 2018. The clinical program evaluating bb2121 in earlier lines of multiple myeloma (MM) was initiated in February 2019 (KarMMa-2TM) . In the second quarter of 2018, we initiated the pivotal TRANSCEND WORLD trial evaluating liso-cel (lisocabtagene maraleucel) (JCAR017) in relapsed and/or refractory diffuse large B-cell lymphoma (DLBCL). Phase III trials are also underway for CC-486 in MDS, acute myeloid leukemia (AML), and angioimmunoblastic T-Cell lymphoma (AITL). In solid tumors, we are supporting a phase III study of marizomib in newly diagnosed glioblastoma, sponsored by the European Organization for Research and the Treatment of Cancer (EORTC) in collaboration with the Canadian Cancer Trials Group (CCTG). In 2018, our partner BeiGene initiated phase III trials for tislelizumab (BGB-A317) in 1L hepatocellular carcinoma, 2L/3L hepatocellular carcinoma, and 2L/3L non-small cell lung cancer.

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2018 Annual Report on Form 10-K filed with the SEC. The following tables present significant developments in our pivotal and phase III clinical trials and regulatory approval requests that occurred during the three-month period ended March 31, 2019, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Pivotal and Phase III Trials:

Product Candidate	Trial	Disease Indication	Action
JCAR017 (liso-cel)	TRANSCEND-CLL-004	Chronic lymphocytic leukemia (CLL)	Initiated
OTEZLA®	CC-10004-PSOR-022 (ADVANCE®)	Mild to moderate psoriasis	Initiated
OTEZLA®	CC-10004-PSOR-025 (DISCREET®)	Genital psoriasis	Initiated
luspatercept	ACE-536-MDS-002 (COMMANDS®)	MDS 1L	Initiated

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
REVLIMID®	Relapsed and/or refractory indolent non-Hodgkin lymphoma	Japan	PDMA	Submitted
ozanimod	Relapsing multiple sclerosis	U.S.	FDA	Submitted
ozanimod	Relapsing-remitting multiple sclerosis	Europe	EMA	Submitted
luspatercept	MDS	U.S.	FDA	Submitted
luspatercept	Transfusion-dependent beta thalassemia	U.S.	FDA	Submitted
fedratinib	Myelofibrosis	U.S.	FDA	Filed

Financial Update

The following table summarizes Net product sales, Total revenue and earnings for the three-month periods ended March 31, 2019 and 2018 (dollar amounts in millions, except per share amounts):

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
Net product sales	$4,024	$3,531	$493	14.0%
Total revenue	4,025	3,538	487	13.8%
Net income	1,545	846	699	82.6%
Diluted earnings per share	$2.14	$1.10	$1.04	94.5%

Total Net product sales for the three-month period ended March 31, 2019 increased by $493 million, or 14.0%, to approximately $4.0 billion compared to the three-month period ended March 31, 2018. The increase was comprised of net volume increases of $503 million, or 14.2%, and net price increases of $23 million, or 0.7%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID® and OTEZLA®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by net price decreases across international markets. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted Net product sales by $33 million, or (0.9)%.

Total revenue increased by $487 million, or 13.8%, to approximately $4.0 billion for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018, reflecting increases of $341 million, or 14.9%, in the United States and $146 million, or 11.6%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting Net income and diluted earnings per share for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Income Statement Classification	Three-Month Periods Ended March 31,		Change
		2019	2018
Collaboration arrangements (see Note 14*)	Research and development	$229	$247	$(18)
Research and development asset acquisition expenses (see Note 3*)	Research and development	—	1,125	(1,125)
Adjustment of clinical trial and development activity wind-down costs	Selling, general and administrative	—	(60)	60
Bristol-Myers Squibb - Celgene Merger Costs (see Note 1*)	Acquisition/integration related charges and restructuring, net	47	—	47
Juno acquisition costs (see Note 3*)	Acquisition/integration related charges and restructuring, net	—	63	(63)
Fair value adjustments on equity investments	Other income, net	269	959	(690)
Share-based compensation expense (see Notes 3 and 12*) (1)	Cost of goods sold, Research and development, and Selling, general and administrative	257	401	(144)

(1) Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $133 million and $117 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-month period ended March 31, 2018.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Three-Month Periods Ended March 31, 2019 and 2018

Net Product Sales and Other Revenues

Net product sales and Other revenues for the three-month periods ended March 31, 2019 and 2018 were as follows:

REVLIMID®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
U.S.	$1,686	$1,487	$199	13.4%
International	891	747	144	19.3%
Worldwide	$2,577	$2,234	$343	15.4%

REVLIMID® net sales increased by $343 million, or 15.4%, to approximately $2.6 billion for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. Sales growth was primarily volume-driven due to global increases in treatment duration and market share. In the U.S., sales growth increased due to both unit sales and price increases. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
U.S.	$390	$300	$90	30.0%
International	167	153	14	9.2%
Worldwide	$557	$453	$104	23.0%

POMALYST®/IMNOVID® net sales increased by $104 million, or 23.0%, to $557 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to increased treatment duration in Europe and Japan. International volume growth was partially offset by net price decreases.

OTEZLA®

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
U.S.	$301	$276	$25	9.1%
International	88	77	11	14.3%
Worldwide	$389	$353	$36	10.2%

OTEZLA® net sales increased by $36 million, or 10.2%, to $389 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. In the U.S., sales growth increased primarily due to unit sales increases as a result of new managed care contracts executed in 2018, which contributed to higher gross-to-net charges partially offsetting the increase in gross sales. Sales growth in international markets was primarily due to volume growth, led by Japan.

ABRAXANE®

	Three-Month Periods Ended March 31,		Increase/(Decrease)	Percent Change
	2019	2018
U.S.	$196	$159	$37	23.3%
International	90	103	(13)	(12.6)%
Worldwide	$286	$262	$24	9.2%

ABRAXANE® net sales increased by $24 million, or 9.2%, to $286 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 primarily due to increases in global unit sales. In the U.S., sales growth increased due to both unit sales and price increases. International sales decreased primarily due to net price decreases.

OTHER PRODUCT SALES

	Three-Month Periods Ended March 31,		(Decrease)	Percent Change
	2019	2018
U.S.	$48	$57	$(9)	(15.8)%
International	167	172	(5)	(2.9)%
Worldwide	$215	$229	$(14)	(6.1)%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, and ISTODAX®, decreased by $14 million primarily due to decreases in ISTODAX®, THALOMID® and VIDAZA® net sales partially offset by increased IDHIFA® net sales.

Other Revenue: Other revenue decreased by $6 million to $1 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018.

Gross-to-Net Sales Accruals: We record gross-to-net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross-to-net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2018 Annual Report on Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2018	$678	$429	$22	$47	$1,176
Allowances for sales during prior periods	11	(4)	—	8	15
Allowances for sales during 2019	372	547	68	2	989
Credits/deductions issued for sales during prior periods	(186)	(227)	(22)	(27)	(462)
Credits/deductions issued for sales during 2019	(24)	(301)	(41)	(1)	(367)
Balance as of March 31, 2019	$851	$444	$27	$29	$1,351

Balance as of December 31, 2017	$544	$270	$20	$15	$849
Allowances for sales during prior periods	(6)	(3)	—	—	(9)
Allowances for sales during 2018	297	370	56	2	725
Credits/deductions issued for sales during prior periods	(147)	(136)	(19)	(1)	(303)
Credits/deductions issued for sales during 2018	(29)	(185)	(38)	(1)	(253)
Balance as of March 31, 2018	$659	$316	$19	$15	$1,009

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2019 and 2018 are as follows:

Government rebate provisions increased by $92 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018, due to a $67 million increase in the U.S. market and a $25 million increase in international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, including an increase in the Medicare Part D Coverage Gap in 2019 to 70%, an increase of 20 percentage points compared to 2018, and $28 million due to an increase in Medicaid rebates (mostly in the managed care channel). The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $176 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. Chargebacks increased by $73 million and distributor service fees increased by $103 million. The increase in chargebacks was primarily due to higher sales volumes and a greater portion of sales qualifying for chargeback rebates. The distributor service fees increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $73 million of the increase, as well as a $22 million increase in commercial copayment program expense and a $4 million increase in the distributor service fees expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $12 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $6 million related to REVLIMID® as well as increases related to OTEZLA® and POMALYST®.

Provisions for Sales Returns and Allowances increased by $8 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 as the current period included a $7 million increase in the OTEZLA® returns reserve allowance related to sales of shorter-dated inventory in early- to mid-2018.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended March 31, 2019 and 2018 were as follows:

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$140	$135	$5	3.7%
Percent of Net product sales	3.5%	3.8%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $5 million to $140 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 3.5% for the three-month period ended March 31, 2019 compared to 3.8% for the three-month period ended March 31, 2018, primarily due to POMALYST®/IMNOVID® and REVLIMID® which have a lower cost, comprising a higher percentage of net product sales, while sales of ABRAXANE® and VIDAZA® which have a higher cost, comprising a lower percentage of net product sales.

Research and Development

	Three-Month Periods Ended March 31,		(Decrease)	Percent Change
	2019	2018
Research and development	$1,216	$2,203	$(987)	(44.8)%
Percent of Total revenue	30.2%	62.3%

Research and development expenses decreased by $987 million to approximately $1.2 billion for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. The decrease was primarily due to $1.1 billion of research and development asset acquisition expense related to our purchase of Impact Biomedicines, Inc. (Impact) during the first quarter of 2018. Also contributing to the decrease in Research and development expense was a decrease in share-based compensation expense of $73 million, primarily related to incremental expense recorded in the first quarter of 2018 related to the acquisition of Juno. These decreases were partially offset by an adjustment of $60 million, which was recorded in the first quarter of 2018, related to the clinical trial and development activity wind-down costs associated with the discontinuation of the GED-0301 clinical trials in Crohn’s disease in the fourth quarter of 2017. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing collaboration arrangements and asset acquisitions and associated obligations pursuant to such arrangements.

The following table provides a breakdown of Research and development expenses:

	Three-Month Periods Ended March 31,		Increase/(Decrease)	Percent Change
	2019	2018
Human pharmaceutical clinical programs	$579	$468	$111	23.7%
Other pharmaceutical programs	177	250	(73)	(29.2)%
(Benefit) charges related to GED-0301 Trials	—	(60)	60	(100.0)%
Drug discovery and development	231	173	58	33.5%
Collaboration arrangements (See Note 14*)	229	247	(18)	(7.3)%
Research and development asset acquisition expenses (See Note 3*)	—	1,125	(1,125)	(100.0)%
Total	$1,216	$2,203	$(987)	(44.8)%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Three-Month Periods Ended March 31,		(Decrease)	Percent Change
	2019	2018
Selling, general and administrative	$773	$864	$(91)	(10.5)%
Percent of Total revenue	19.2%	24.4%

Selling, general and administrative expenses decreased by $91 million to $773 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. The decrease in Selling, general and administrative expenses was primarily due to a decrease in share-based compensation expense of $74 million, primarily related to incremental expense recorded in the first quarter of 2018 related to the acquisition of Juno, as well as a decrease of approximately $60 million in donations to independent non-profit patient assistance organizations in the U.S recorded during the current period. These decreases were partially offset by an increase of $43 million in marketing related expenses. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
Amortization of acquired intangible assets	$109	$87	$22	25.3%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Periods Ended March 31,		Increase/(Decrease)
Acquisitions	2019	2018
Abraxis	$88	$38	$50
Gloucester	—	23	(23)
Juno	21	7	14
Pharmion	—	1	(1)
Quanticel	—	18	(18)
Total amortization	$109	$87	$22

Effective for the second quarter of 2018, we reduced the remaining estimated useful life of our ABRAXANE® intangible assets as a result of settlements of patent-related proceedings, which resulted in approximately $50 million of accelerated amortization per quarter. Amortization expense also increased by $14 million as a result of the technology platform asset acquired through the acquisition of Juno during the first quarter of 2018. These increases were partially offset by a reduction in amortization expense as the Gloucester and Pharmion intangible assets were fully amortized in the first quarter of 2018 and the Quanticel intangible assets were fully amortized in the fourth quarter of 2018. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information regarding our acquisition of Juno.

Acquisition/Integration Related Charges and Restructuring, Net

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
Acquisition/integration related charges and restructuring, net	$77	$31	$46	148.4%

Acquisition/integration related charges and restructuring, net was a net charge of $77 million for the three-month period ended March 31, 2019, compared to a net charge of $31 million for the three-month period ended March 31, 2018. The net charge in 2019 primarily relates to $47 million of acquisition and integration preparation costs associated with the Bristol-Myers Squibb - Celgene Merger as well as an increase in the fair value of our liability related to publicly traded Abraxis contingent value rights (Abraxis CVRs) of $30 million that were issued as part of the acquisition of Abraxis BioScience, Inc (Abraxis). The net charge in 2018 primarily related to $63 million of acquisition costs associated with the acquisition of Juno, which were partially offset by a benefit related to the decrease in the fair value of our liability related to publicly traded Abraxis CVRs of $29 million that were issued as part of the acquisition of Abraxis. See Note 1, Note 3 and Note 6 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Bristol-Myers Squibb - Celgene Merger, our acquisition of Juno and contingent consideration liabilities, respectively.

Other Income and Expenses

Other income and expense for the three-month periods ended March 31, 2019 and 2018 were as follows:

Interest and Investment Income, Net:

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
Interest and investment income, net	$34	$13	$21	161.5%

Interest and investment income, net increased by $21 million to $34 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 primarily due to higher investment balances as compared to the prior year period.

Interest (Expense):

	Three-Month Periods Ended March 31,		Increase	Percent Change
	2019	2018
Interest (expense)	$(192)	$(166)	$(26)	15.7%

Interest (expense) increased by $26 million to $192 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018 primarily due to the interest expense associated with the issuance of $4.5 billion of senior notes during February of 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt.

Other Income, Net:

	Three-Month Periods Ended March 31,		(Decrease)
	2019	2018
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$1	$7	$(6)
Fair value adjustments on equity investments	269	959	(690)
Other	(8)	(1)	(7)
Total Other income, net	$262	$965	$(703)
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The Income tax provision increased by $85 million to $269 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018, primarily due to an increase in income before income taxes, partially offset by a decrease in our estimated effective tax rate. The effective tax rate for the three-month period ended March 31, 2019 was 14.8%, a decrease of 3.1 percentage points from our effective tax rate of 17.9% for the three-month period ended March 31, 2018. The decrease in our effective tax rate was primarily due to non-recurring 2018 non-deductible research expenses incurred in our acquisition of Impact.

Our effective tax rate in 2019 is a function of the distribution of our pre-tax income earned inside and outside of the U.S. Our pre-tax income earned in the U.S. is taxed at a U.S. statutory tax rate of 21%. Our pre-tax income earned outside the U.S. is taxed both in the U.S. at an effective federal statutory tax rate of 10.5% and in the foreign jurisdictions where we have operations at lower effective tax rates. Our global pre-tax income is also subject to taxation in most U.S. states. Our future effective tax rate can be materially impacted by shifts in the distribution of our pre-tax income among the jurisdictions where we operate, the amount of research tax credits, the amount of foreign tax credits, the timing and amount of tax benefits from employee stock compensation, payments to collaboration partners, acquisitions, divestitures, changes in tax laws, audit settlements and many other factors which are difficult to forecast.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of:

	March 31, 2019	December 31, 2018	Increase/(Decrease)
Financial assets:
Cash and cash equivalents	$5,433	$4,234	$1,199
Debt securities available-for-sale	664	496	168
Equity investments with readily determinable fair values	1,594	1,312	282
Total financial assets	$7,691	$6,042	$1,649
Debt:
Short-term borrowings and current portion of long-term debt	$500	$501	$(1)
Long-term debt, net of discount	19,781	19,769	12
Total debt	$20,281	$20,270	$11

Working capital (1)	$7,094	$5,083	$2,011

(1)
Includes Cash and cash equivalents, Debt securities available-for-sale, Equity investments with readily determinable fair values, Accounts receivable, net of allowances, Inventory and Other current assets, less Short-term borrowings and current portion of long-term debt, Accounts payable, Accrued expenses and other current liabilities, and the current portion of Income taxes payable.

We rely primarily on positive cash flows from operating activities, proceeds from sales of debt securities available-for-sale and borrowings in the form of long-term notes payable and short-term commercial paper to provide for our liquidity requirements. We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances, debt securities available-for-sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and strategic business initiatives for the foreseeable future. The definitive merger agreement includes restrictions on the conduct of our business prior to the completion of the merger or termination of the merger agreement, generally requiring us to conduct our business in the ordinary course consistent with past practice. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Bristol-Myers Squibb’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as required or expressly contemplated by the merger agreement, (ii) as required by applicable law or (iii) as set forth in the confidential disclosure schedule delivered by Celgene to Bristol-Myers Squibb, we may not, among other things, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property (subject to certain exceptions, including without limitation, acquisitions up to a specified individual amount and an aggregate limitation), dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. See Item 1A. "Risk Factors - While the merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers, collaborators or suppliers.”

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2019, we held approximately $4.7 billion of these short-term funds in foreign tax jurisdictions. We expect to have access to this cash with minimal to no additional U.S. tax impact. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities, restrictions on distributions out of foreign tax jurisdictions and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Under the 2017 Tax Act, a company’s post-1986 previously untaxed foreign Earnings and Profits (E&P) was mandatorily deemed to be repatriated and taxed, which is also referred to as the toll charge. We have elected to pay the toll charge in annual installments over eight years through 2025.

Share Repurchase Program: As of March 31, 2019, we had remaining availability under our authorized common stock share repurchase program of $2.8 billion. We did not repurchase any shares of our common stock during the three-month period ended March 31, 2019.

Components of Working Capital

Cash and Cash Equivalents, Debt Securities Available-for-Sale and Equity Investments with Readily Determinable Fair Values: From time to time, we invest our excess cash primarily in money market funds, repurchase agreements, time deposits, commercial paper, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), ultra-short income fund investments, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as Debt securities available-for-sale. See Note 8 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report. The approximate $1.6 billion increase in Cash and cash equivalents, Debt securities available-for-sale and Equity investments with readily determinable fair values as of March 31, 2019 compared to December 31, 2018 was primarily due to approximately $1.5 billion of cash from operating activities for the three-month period ended March 31, 2019.

Accounts Receivable, Net: Accounts receivable, net increased by $261 million to approximately $2.3 billion as of March 31, 2019 compared to December 31, 2018. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

Inventory: Inventory balances decreased by $16 million to $442 million as of March 31, 2019 compared to December 31, 2018.

Other Current Assets: Other current assets increased by $20 million to $521 million as of March 31, 2019 compared to December 31, 2018 primarily due to increases of $68 million in receivables due to employee stock option exercises and $7 million of net other increases, partially offset by a decrease of $55 million in prepaid taxes.

Commercial Paper: We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. As of March 31, 2019, we had available capacity to issue up to $2.0 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings and expires on April 25, 2023. As of March 31, 2019, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of March 31, 2019.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable and Accrued expenses and other current liabilities decreased by $90 million to approximately $3.3 billion as of March 31, 2019 compared to December 31, 2018. The decrease was primarily due to decreases of $170 million for compensation related accruals, $86 million for accrued interest expense, $78 million for accounts payable and $70 million related to success payment liabilities assumed through our acquisition of Juno These decreases were partially offset by increases of $170 million for sales adjustments accruals, $79 million for current portion of operating leases obligations, and $65 million for net other increases.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $36 million to approximately $2.3 billion as of March 31, 2019 compared to December 31, 2018, primarily due to the current provision for income taxes of $310 million, which was partially offset by income tax payments of $275 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three-Month Periods Ended March 31,
	2019	2018	Change
Net cash provided by (used in) operating activities	$1,476	$(325)	$1,801
Net cash (used in) investing activities	(295)	(5,658)	5,363
Net cash provided by financing activities	26	1,756	(1,730)

Operating Activities: Net cash provided by operating activities increased by approximately $1.8 billion to approximately $1.5 billion for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. The increase in net cash provided by operating activities was primarily attributable to the approximate $1.1 billion initial payment made in 2018 for the acquisition of Impact and decreased working capital requirements in 2019 compared to 2018.

Investing Activities: Net cash used in investing activities decreased by approximately $5.4 billion to $295 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. The decrease in net cash used in investing activities was primarily due to approximately $8.6 billion of payments for the acquisition of Juno, net of cash acquired in 2018, partially offset by $167 million of net purchases of debt securities available-for-sale in 2019 compared to approximately $3.1 billion of net sales of debt securities available-for-sale in 2018. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Juno acquisition.

Financing Activities: Net cash provided by financing activities decreased by approximately $1.7 billion to $26 million for the three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018. Net cash provided by financing activities decreased due to proceeds from the February 2018 debt issuance, which provided approximately $4.5 billion. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details. This decrease in net cash used in financing activities was partially offset by payments related to our share repurchase program due to not repurchasing any shares of our common stock during 2019 compared to 2018 where we had payments of approximately $2.7 billion under our share repurchase program. See Note 4 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details.

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2018 aside from those disclosed in Note 1, Note 3, Note 14 and Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. Effective January 1, 2019, we changed our approach to lease accounting in conjunction with our adoption of Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02) and subsequent amendments to ASU 2016-02, including Accounting Standards Update No.

2018-11 “Leases: Targeted Improvements” (ASU 2018-11 and, when taken together with ASU 2016-02, the “New Lease Accounting Standard”). As a result of the adoption of the New Lease Accounting Standard, we have updated our lease accounting policies. See Note 1 and Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our adoption of the New Lease Accounting Standard. There were no other significant changes to our critical accounting estimates and significant accounting policies as disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. In addition, see Note 1 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report for additional details related to new accounting pronouncements.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of March 31, 2019, our market risk sensitive instruments consisted of debt securities available-for-sale, equity investments with readily determinable fair values, our long-term debt and certain derivative contracts (See Notes 8, 6, 11 and 7 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details, respectively).

Debt Securities Available-for-Sale: As of March 31, 2019, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as Debt securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$664	$—	$—	$664
Fair value	664	—	—	664
Weighted average interest rate	2.7%	—%	—%	2.7%

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

Debt Obligations

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of March 31, 2019 and December 31, 2018. The carrying value of the current portion of long-term debt outstanding as of March 31, 2019 and December 31, 2018 includes:

	March 31, 2019	December 31, 2018
2.250% senior notes due 2019	$500	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after March 31, 2019 have an aggregate principal amount of $19.850 billion with varying maturity dates and interest rates. The principal amounts and carrying values of the long-term portion of these senior notes as of March 31, 2019 are summarized below:

	Principal Amount	Carrying Value
2.875% senior notes due 2020	$1,500	$1,497
3.950% senior notes due 2020	500	508
2.250% senior notes due 2021	500	498
2.875% senior notes due 2021	500	499
3.250% senior notes due 2022	1,000	1,032
3.550% senior notes due 2022	1,000	996
2.750% senior notes due 2023	750	747
3.250% senior notes due 2023	1,000	994
4.000% senior notes due 2023	700	729
3.625% senior notes due 2024	1,000	1,000
3.875% senior notes due 2025	2,500	2,482
3.450% senior notes due 2027	1,000	997
3.900% senior notes due 2028	1,500	1,490
5.700% senior notes due 2040	250	247
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	987
5.000% senior notes due 2045	2,000	1,975
4.350% senior notes due 2047	1,250	1,234
4.550% senior notes due 2048	1,500	1,476
Total long-term debt	$19,850	$19,781

As of March 31, 2019, the fair value of our outstanding debt of $20.725 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of March 31, 2019 and December 31, 2018 had settlement dates within 27 months and 30 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other comprehensive income (OCI) and reclassified to the Consolidated Statements of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of March 31, 2019 and December 31, 2018:

	Notional Amount
Foreign Currency	March 31, 2019	December 31, 2018
Australian Dollar	$31	$46
British Pound	49	82
Canadian Dollar	112	158
Euro	887	1,381
Japanese Yen	320	424
Total	$1,399	$2,091

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of March 31, 2019 and December 31, 2018 were $398 million and $347 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2019 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $167 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of March 31, 2019 and December 31, 2018 had settlement dates within 21 months and 24 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.
Outstanding foreign currency zero-cost collar contracts entered into to hedge forecasted revenue were as follows as of March 31, 2019 and December 31, 2018:

	Notional Amount (1)
	March 31, 2019	December 31, 2018
Foreign currency zero-cost collar contracts designated as hedging activity:
Purchased Put	$1,893	$1,933
Written Call	2,171	2,216
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

We previously entered into foreign currency purchased put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such purchased put option contracts had a notional value of nil as of March 31, 2019 and December 31, 2018. We de-designated all of our purchased put option contracts prior to March 31, 2019.

Assuming that the March 31, 2019 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $110 million if the U.S. Dollar were to strengthen and decrease by approximately $81 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

Interest Rate Risk Management

Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of March 31, 2019 and December 31, 2018, we did not have any outstanding forward starting swaps or treasury rate locks.

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

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of March 31, 2019 and December 31, 2018:

	Notional Amount
	March 31, 2019	December 31, 2018
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$200	$200
3.450% senior notes due 2027	450	450
3.900% senior notes due 2028	—	200
Total	$650	$850

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2019 and 2018, and also terminated the hedging relationship by settling certain of those swap contracts during 2019 and 2018. In 2019, we settled $200 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $5 million during the three-month period ended March 31, 2019, which are accounted for as a reduction of current and future interest expense associated with these notes. During 2018, we settled $250 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $2 million during the year ended December 31, 2018, which were accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates as of March 31, 2019 would have reduced the aggregate fair value of our net payable by approximately $1.5 billion. A one percentage point decrease as of March 31, 2019 would have increased the aggregate fair value of our net payable by approximately $1.8 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Our business is largely dependent on the commercial success of REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, and VIDAZA®. REVLIMID® currently accounts for over half of our total revenue. As products, such as POMALYST®/IMNOVID® and OTEZLA®, have obtained regulatory approval and gained market acceptance, our dependence on REVLIMID® has decreased, a trend that we expect to continue. A significant decline in REVLIMID® net revenue, in the absence of offsetting increases in revenue from our other marketed products, would have a material adverse effect on our results of operations, cash flows and financial condition. The success of these products depends on acceptance by regulators, key opinion leaders, physicians, and patients as effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

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

•
Even if a product is approved, the scope of the approval may significantly limit the indicated uses or the patient population for which the product may be marketed and may impose significant limitations in the nature of warnings, precautions and contraindications that could materially affect the sales and profitability of the product;

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

The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies (such as our Risk Evaluation and Mitigation Strategy program (REMS)), marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and government regulations and policies. In addition, individual states, acting through their attorneys general, are increasingly seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with the laws and regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, off-label promotion and the promotion of unapproved products, government agencies may bring enforcement actions against us or private litigants may assert claims on behalf of the government against us that could inhibit our commercial capabilities and/or result in significant damage awards and penalties.

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

In the U.S. there have been and are likely to continue to be a number of legislative and regulatory proposals and enactments (e.g., the President's American Patients First Blueprint and related regulatory proposals) related to drug pricing and reimbursement at both the federal and state level that could impact our profitability. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the ACA, were signed into law in March 2010, and are referred to collectively as the Healthcare Reform Acts. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in December 2018, a U.S. district court held that the ACA was unconstitutional, although the ruling is stayed pending the appeals process. In addition, the Tax Cuts and Jobs Act of 2017 includes a provision that went into effect on January 1, 2019 that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year (commonly referred to as the “individual mandate”). Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the Trump Administration and Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Additionally, on February 6, 2019, the Office of Inspector General for the Department of Health and Human Services (OIG) issued a Proposed Rule that would revise certain of the Anti-Kickback Statute Safe Harbors, including removing Safe Harbor protection for rebates, while adding Safe Harbors for point-of-sale pharmacy discounts and flat (not percentage based) administrative fees. The OIG proposed making this effective on January 1, 2020. If finalized, and depending on how such a Proposed Rule might be implemented, the change could create potential market disruptions that could impact the sales and reimbursement of our products.

Further, the pricing and reimbursement of pharmaceutical products, in general and specialty drugs in particular, have received the attention of U.S. policymakers, state legislators and others. In January 2019, as part of an inquiry sent to twelve companies representing many of the most significant Part D drugs, we received a letter from the House Oversight and Government Reform Committee (“Committee”) inquiring into certain matters relating to the pricing and commercialization practices for REVLIMID®, as well as other information relating to company operations. We are cooperating with the Committee to respond; however, at this time, we cannot predict the impact of this request or the increased policy focus on the pricing or reimbursement of our products or pharmaceutical products generally. Other committees in the House or Senate have held hearings or announced plans to consider a variety of legislative initiatives relating to pricing and access for pharmaceutical products.

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

Furthermore, the Trump Administration continues to propose measures aimed at controlling drug prices that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs and, to, among other things, allow some states to exclude coverage for some prescription drugs under Medicaid. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures could be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical companies, including ours, can be uncertain and involve complex legal and factual questions. There can be no assurance that if claims of any of our owned or licensed patents are challenged by one or more third parties (through, for example, litigation or post grant review in the United States Patent and Trademark Office (USPTO) or European Patent Office (EPO)), a court or patent authority ruling on such challenge will ultimately determine, after all opportunities for appeal have been exhausted, that our patent claims are valid and enforceable. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using such products or processes, be subject to significant liabilities to such third party and/or be required to obtain license rights from such third party. Lawsuits involving patent claims are costly and could affect our results of operations, result in significant expense and divert the attention of managerial and scientific personnel. For more information on challenges to certain of our patents and settlement of certain of these challenges, see Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

In addition, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if patents are issued, whether they will be dominated by third-party patent rights, provide significant proprietary protection or commercial advantage or be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.

Our intellectual property rights may be affected by certain provisions of the America Invents Act (AIA) enacted in 2011. For example, under the AIA, members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant proceeding, such as a Post Grant Review (PGR) or Inter Partes Review (IPR). Once a post grant proceeding is instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. For more information with respect to IPRs, see Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report. A similar procedure (known as a patent opposition) has existed in Europe for many years and we have defended our European patents in certain of those proceedings. We cannot predict whether any other Celgene patents will ever become the subject of a post grant proceeding or patent opposition. If a significant product patent is successfully challenged in a post grant proceeding or patent opposition, it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

Manufacturers of generic drugs are seeking to compete with our drugs and present a significant challenge to us. Those manufacturers may challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. If any of our owned or licensed patents are infringed or challenged, we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on our sales of that product. In addition, manufacturers of innovative drugs as well as generic drug manufacturers may be able to design their products around our owned or licensed patents and compete with us using the resulting alternative technology. For more information concerning certain pending proceedings relating to our intellectual property rights and settlements of certain challenges, see Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch by a manufacturer of a generic version of one of our products, we can quickly lose a significant portion of our sales of that product. In addition, as additional competitors enter the market, our patented products may face increased competition or pricing pressure.

Orphan exclusivity and regulatory data protection for REVLIMID®’s multiple myeloma indication in Europe expired in June 2017. The regulatory marketing protection for REVLIMID® in Europe expired in June 2018. Notwithstanding that our intellectual property rights for REVLIMID® in the major European markets are due to remain in force through at least 2022, we expect that some generic drug companies may attempt to market a generic version of REVLIMID® in such European markets before this time, in particular, we expect generic entry for REVLIMID® in the United Kingdom beginning on January 18, 2022, and in various other European countries where our Supplemental Protection Certificate (SPC) is in force beginning on February 18, 2022. We have recently been made aware of various generic drug manufacturers receiving regulatory clearance for generic versions of REVLIMID® in some European countries. Although we are confident in the strength of our intellectual property rights, it may be possible for generic drug companies to successfully challenge our rights and launch their generic versions of REVLIMID® into the market prior to the expiration of our intellectual property rights in Europe for REVLIMID®.

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
For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

We have limited experience manufacturing CAR T cell immunotherapies, and our processes may be more difficult or more expensive than the approaches taken by our current and future competitors. We cannot be sure that the manufacturing processes employed by us will result in CAR T cell immunotherapies that will be safe and effective. Our ability to source supplies for materials used to manufacture our CAR T cell immunotherapies and to develop consistent and reliable manufacturing processes and distribution networks with an attractive cost of goods could impact future anticipated revenue and gross profit for our CAR T cell immunotherapies. In addition, we may face challenges with sourcing supplies for clinical and, if approved, commercial manufacturing. Logistical and shipment delays and other factors not in our control could prevent or delay the delivery of our product candidates to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material moves through the manufacturing process, and failure to maintain such chain of identity and custody could result in adverse patient outcomes, loss of product or regulatory remedial action, which could adversely affect our future anticipated revenues and/or profitability related to this therapeutic program.

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

We and certain of our subsidiaries are involved in various legal proceedings that include patent, product liability, consumer, commercial, antitrust and other claims that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable. Although we believe we have substantial defenses in these matters, we could in the future be subject to adverse judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which such judgments are received or settlements occur. For more information regarding settlement of certain legal proceedings, see Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the False Claims Act, the Foreign Corrupt Practices Act and other federal and state statutes, including those discussed elsewhere in this report, as well as anti-kickback and false claims laws, and similar laws in international jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers, third-party payers, stockholders and others. There can be no assurance that existing or future proceedings will not result in significant expense, civil payments, fines or other adverse consequences. For more information relating to governmental investigations and other legal proceedings and recent settlements of legal proceedings, see Note 17 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. See ‘Liquidity and Capital Resources’ within Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 13 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

Risks Related to our Proposed Acquisition by Bristol-Myers Squibb

Our proposed acquisition by Bristol-Myers Squibb is subject to various closing conditions, including regulatory approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
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
Completion of the merger is subject to customary closing conditions, a number of which are not within our or Bristol-Myers Squibb’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the merger. These conditions include, among other things: (i) adoption of the merger agreement by our stockholders, which occurred on April 12, 2019, (ii) approval of the stock issuance by the stockholders of Bristol-Myers Squibb, which occurred on April 12, 2019, (iii) approval for the listing on the New York Stock Exchange (NYSE) of the shares of Bristol-Myers Squibb common stock and Bristol-Myers Squibb CVRs to be issued in the merger, (iv) absence of any injunction or order that prohibits completion of the transaction, (v) accuracy of the representations and warranties made in the merger agreement by the other party, subject to certain materiality qualifications, (vi) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the merger and (vii) no stop order suspending the effectiveness of the registration statement and no proceedings for such purpose are pending before the SEC.
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
If the merger is not completed for any reason, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

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

As of April 4, 2019, eleven complaints had been filed by Celgene stockholders seeking to enjoin the Merger. Sam B. Gerold v. Celgene Corporation, et al., No. 1:19-cv-00233, Karen Sbriglio v. Celgene Corporation, et al., No. 1:19-cv-00277, Bette Grayson v. Celgene Corporation, et al., No. 1:19-cv-00332, Scott Rowinski v. Celgene Corporation, et al., No. 1:19-cv-00382 and LR Trust v. Celgene Corporation, et al., No. 1:19-cv-00459 were filed in the United States District Court for the District of Delaware. Robert Lowinger v. Celgene Corporation, et al., No. 2:19-cv-04752, Michael A. Bernstein v. Celgene Corporation, et al., No. 2:19-cv-04804 and Elaine Wang v. Celgene Corporation, et al., 2:19-cv-04865 and David Goldstein v. Celgene Corporation, et al., No. 2:19-cv-08087 were filed in the United States District Court for the District of New Jersey. Kristen Rogers v. Celgene Corporation, et al., No. 1:19-cv-01275 and Patricia Woods v. Celgene Corporation, et al., No. 1:19-cv-01597 were filed in the United States District Court for the Southern District of New York.

The eleven federal complaints named as defendants Celgene and the members of its board of directors and sought to state claims under the federal securities laws in connection with either the joint proxy statement/prospectus filed by Bristol-Myers Squibb on February 1, 2019, as amended on February 1, 2019 and February 20, 2019 and declared effective on February 22, 2019, or the Definitive Proxy Statement on Schedule 14A filed by Celgene on February 22, 2019, alleging that the applicable document contains materially incomplete and misleading information. The plaintiffs in the Sam B. Gerold, Karen Sbriglio, and Bette Grayson actions named Bristol-Myers Squibb and Merger Sub as defendants as well. The federal complaints sought, among other relief, injunctive relief to prevent consummation of the merger until the alleged disclosure violations are cured, damages in the event the merger is consummated, and an award of attorney’s fees.

Also, as of April 4, 2019, two complaints, Ciavarella v. Alles, No. 2019-0133-AGB and Mager Paruas, LLC v. Alles, No. 2019-0195-AGB had been filed in the Court of Chancery of the State of Delaware, and named as defendants Celgene, the members of Celgene’s board of directors and Bristol-Myers Squibb. These state court complaints allege that Celgene’s directors breached their fiduciary duties by failing to maximize the value of Celgene and that Bristol-Myers Squibb aided and abetted those breaches. They sought, among other things, monetary damages in the event the merger is consummated and an award of attorney’s fees.

The defendants believe that these federal and state court actions were and are without merit, and that no further disclosure was or is required under applicable law. Nonetheless, to specifically moot the plaintiffs’ claims and to avoid the risk of the litigation delaying or adversely affecting the Merger, Celgene and the plaintiffs agreed to resolve these litigation matters. Pursuant to such agreement, the plaintiffs in the federal and state court actions agreed to dismiss their claims after defendants made supplemental disclosures related to the Merger, as set forth in the current report on Form 8-K filed by Celgene on April 4, 2019.

In addition, a complaint, Landers, et al. v. Caforio, et al., No. 2019-0125-AGB, was filed in the Court of Chancery of the State of Delaware. Landers is styled as a putative class action on behalf of Bristol-Myers Squibb stockholders and names members of the Bristol-Myers Squibb board of directors as defendants, alleging that they breached their fiduciary duties by failing to disclose material information about the merger. On April 4, 2019, Bristol-Myers Squibb and the plaintiff entered into a memorandum of understanding (the “memorandum of understanding”) in which the plaintiff agreed to dismiss her claims with prejudice, and to dismiss claims asserted on behalf of the putative class without prejudice, in return for Bristol-Myers Squibb’s agreement to make the supplemental disclosures set forth in the current report on Form 8-K filed by Bristol-Myers Squibb on April 4, 2019.

Additional lawsuits arising out of or relating to the definitive merger agreement, the registration statement and/or the proposed acquisition of us by Bristol-Myers Squibb may be filed in the future. There can be no assurances that we will be successful in the outcome of any potential future lawsuits challenging the merger.

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

Additional information on these risks
Additional information concerning these risks, uncertainties and assumptions can be found in the section entitled “Risk Factors” beginning on page 39 of our Definitive Proxy Statement on Schedule 14A filed February 22, 2019 with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

From April 2009 through March 2019, our Board of Directors approved purchases of up to $28.5 billion of our common stock. Approved amounts exclude share purchase transaction fees.

As of March 31, 2019, we had a remaining purchase authorization of approximately $2.8 billion. We did not repurchase any shares of our common stock during the three-month period ended March 31, 2019.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger by and among Bristol-Myers Squibb Company, Burgundy Merger Sub, Inc. and Celgene Corporation, dated as of January 2, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 4, 2019).

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	April 25, 2019	By:	/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)