Form 10-Q
period 2019-06-30
CELGENE CORP /DE/
filed 2019-07-30
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-34912
CELGENE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware		22-2711928
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

86 Morris Avenue
Summit,	NJ	07901
Address of Principal Executive Offices		Zip Code

(908)	637-9000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	CELG	NASDAQ Global Select Market
Contingent Value Rights	CELGZ	NASDAQ Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

As of July 26, 2019, 708,741,260 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Revenue:
Net product sales	$4,399	$3,808	$8,423	$7,339
Other revenue	1	6	2	13
Total revenue	4,400	3,814	8,425	7,352
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	151	126	291	261
Research and development	1,100	1,251	2,316	3,454
Selling, general and administrative	793	790	1,566	1,654
Amortization of acquired intangible assets	109	127	218	214
Acquisition/integration related charges and restructuring, net	136	34	213	65
Total costs and expenses	2,289	2,328	4,604	5,648
Operating income	2,111	1,486	3,821	1,704
Other income and (expense):
Interest and investment income, net	38	9	72	22
Interest (expense)	(192)	(192)	(384)	(358)
Other (expense) income, net	(136)	4	126	969
Income before income taxes	1,821	1,307	3,635	2,337
Income tax provision	250	262	519	446
Net income	$1,571	$1,045	$3,116	$1,891
Net income per common share:
Basic	$2.22	$1.46	$4.42	$2.58
Diluted	$2.16	$1.43	$4.31	$2.52
Weighted average shares:
Basic	706.7	716.1	704.6	732.1
Diluted	726.7	732.6	723.7	750.6

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Net income	$1,571	$1,045	$3,116	$1,891
Other comprehensive (loss) income:
Foreign currency translation adjustments	9	(28)	(1)	(12)

Net unrealized (losses) gains related to cash flow hedges:
Unrealized holding (losses) gains	(12)	226	39	127
Tax benefit	—	—	—	1
Unrealized holding (losses) gains, net of tax	(12)	226	39	128

Reclassification adjustment for (gains) losses included in net income	(21)	13	(44)	40
Tax (benefit)	—	(1)	—	(1)
Reclassification adjustment for (gains) losses included in net income, net of tax	(21)	12	(44)	39

Excluded component related to cash flow hedges:
Amortization of excluded component (gains)	(2)	(7)	(3)	(15)
Reclassification of realized excluded component losses to net income	2	6	3	17
Net reclassification adjustment included in net income	—	(1)	—	2

Net unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses)	1	—	1	(9)
Tax benefit	—	—	—	2
Unrealized holding gains (losses), net of tax	1	—	1	(7)

Reclassification adjustment for (gains) losses included in net income	(1)	—	(1)	18
Tax (benefit)	—	—	—	(4)
Reclassification adjustment for (gains) losses included in net income, net of tax	(1)	—	(1)	14
Total other comprehensive (loss) income	(24)	209	(6)	164
Comprehensive income	$1,547	$1,254	$3,110	$2,055

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$7,214	$4,234
Debt securities available-for-sale	613	496
Equity investments with readily determinable fair values	1,496	1,312
Accounts receivable, net of allowances of $48 and $38 as of June 30, 2019 and December 31, 2018, respectively	2,451	2,066
Inventory	464	458
Other current assets	445	501
Total current assets	12,683	9,067
Property, plant and equipment, net	1,400	1,367
Intangible assets, net	15,991	16,213
Goodwill	8,003	8,003
Other non-current assets	1,106	830
Total assets	$39,183	$35,480
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$—	$501
Accounts payable	327	418
Accrued expenses and other current liabilities	3,035	2,987
Income taxes payable	280	78
Current portion of deferred revenue	43	73
Total current liabilities	3,685	4,057
Deferred revenue, net of current portion	40	73
Income taxes payable	2,256	2,190
Deferred income tax liabilities	2,676	2,753
Other non-current liabilities	685	477
Long-term debt, net of discount	19,790	19,769
Total liabilities	29,132	29,319
Commitments and Contingencies (See Note 15)
Stockholders’ Equity
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 989.7 million and 981.5 million shares as of June 30, 2019 and December 31, 2018, respectively	10	10
Common stock in treasury, at cost; 281.2 million and 281.3 million shares as of June 30, 2019 and December 31, 2018, respectively	(26,331)	(26,336)
Additional paid-in capital	15,753	14,978
Retained earnings	20,675	17,559
Accumulated other comprehensive (loss)	(56)	(50)
Total stockholders’ equity	10,051	6,161
Total liabilities and stockholders’ equity	$39,183	$35,480

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,116	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94	79
Amortization	221	217
Impairment charges	—	27
Deferred income taxes	(79)	(43)
Change in value of contingent consideration and success payments	(17)	(23)
Net loss on sales of debt securities available-for-sale	—	18
Fair value adjustments on equity investments	(122)	(954)
Share-based compensation expense	482	492
Share-based employee benefit plan expense	—	20
Derivative instruments	31	8
Other, net	(38)	(10)
Change in current assets and liabilities, excluding the effect of acquisitions and disposals:
Accounts receivable	(385)	(157)
Inventory	(5)	(14)
Other operating assets	71	(323)
Accounts payable and other operating liabilities	71	(144)
Income tax payable	269	(178)
Payment of contingent consideration	(29)	(22)
Deferred revenue	(37)	20
Net cash provided by operating activities	3,643	904
Cash flows from investing activities:
Proceeds from sales of debt securities available-for-sale	374	3,240
Purchases of debt securities available-for-sale	(490)	(110)
Capital expenditures	(129)	(168)
Proceeds from sales of equity investment securities	3	55
Purchases of equity investment securities	(96)	(155)
Payments for acquisition of business, net of cash acquired	—	(8,648)
Net cash (used in) investing activities	(338)	(5,786)
Cash flows from financing activities:
Payment for treasury shares	—	(6,096)
Proceeds from short-term borrowing	—	4,929
Principal repayments on short-term borrowing	—	(3,934)
Proceeds from issuance of long-term debt	—	4,452
Principal repayments on current portion of long-term debt	(500)	—
Payment of contingent consideration	(82)	(40)
Net proceeds from share-based compensation arrangements	261	46
Net cash (used in) financing activities	(321)	(643)
Effect of currency rate changes on cash and cash equivalents	(4)	15
Net increase (decrease) in cash and cash equivalents	2,980	(5,510)
Cash and cash equivalents at beginning of period	4,234	7,013
Cash and cash equivalents at end of period	$7,214	$1,503

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2019	2018
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on debt securities available-for-sale	$(1)	$9
Supplemental disclosure of cash flow information:
Interest paid	390	300
Income taxes paid	331	786

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balances as of December 31, 2018	$10	$(26,336)	$14,978	$17,559	$(50)	$6,161
Net income	—	—	—	1,545	—	1,545
Other comprehensive income	—	—	—	—	18	18
Exercise of stock options and conversion of restricted stock units	—	(12)	164	—	—	152
Issuance of common stock for employee benefit plans	—	50	(18)	—	—	32
Expense related to share-based compensation	—	—	257	—	—	257
Balances as of March 31, 2019	$10	$(26,298)	$15,381	$19,104	$(32)	$8,165
Net income	—	—	—	1,571	—	1,571
Other comprehensive income	—	—	—	—	(24)	(24)
Exercise of stock options and conversion of restricted stock units	—	(33)	147	—	—	114
Expense related to share-based compensation	—	—	225	—	—	225
Balances as of June 30, 2019	$10	$(26,331)	$15,753	$20,675	$(56)	$10,051

Balances as of December 31, 2017	$10	$(20,243)	$13,806	$13,061	$287	$6,921
Net income	—	—	—	846	—	846
Other comprehensive (loss)	—	—	—	—	(45)	(45)
Exercise of stock options and conversion of restricted stock units	—	(9)	60	—	—	51
Shares purchased under share repurchase program	—	(2,725)	—	—	—	(2,725)
Issuance of common stock for employee benefit plans	—	31	3	—	—	34
Expense related to share-based compensation	—	—	208	—	—	208
Adoption of ASU 2014-09, ASU 2016-01, ASU 2018-03, ASU 2018-02, ASU 2016-16 (Note 1)	—	—	—	452	(570)	(118)
Balances as of March 31, 2018	$10	$(22,946)	$14,077	$14,359	$(328)	$5,172
Net income	—	—	—	1,045	—	1,045
Other comprehensive income	—	—	—	—	209	209
Exercise of stock options and conversion of restricted stock units	—	(59)	75	—	—	16
Shares purchased under share repurchase program	—	(2,695)	(600)	—	—	(3,295)
Expense related to share-based compensation	—	—	283	—	—	283
Balances as of June 30, 2018	$10	$(25,700)	$13,835	$15,404	$(119)	$3,430
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

Merger Agreement with Bristol-Myers Squibb Company

On January 2, 2019, we entered into a definitive merger agreement with Bristol-Myers Squibb Company (Bristol-Myers Squibb) under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion, based on the closing price of Bristol-Myers Squibb shares of $52.43 on January 2, 2019 (Bristol-Myers Squibb - Celgene Merger). On April 12, 2019, the stockholders of each of Bristol-Myers Squibb and Celgene approved the Bristol-Myers Squibb - Celgene Merger. On July 29, 2019, Bristol-Myers Squibb announced that the European Commission (EC) has granted unconditional approval of the pending Bristol-Myers Squibb - Celgene Merger. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals.

Bristol-Myers Squibb and Celgene remain actively engaged in discussions with the U.S. Federal Trade Commission (FTC) on the FTC’s continued regulatory review of the pending Bristol-Myers Squibb - Celgene Merger. To allow the transaction to close on a timely basis in light of concerns raised by the FTC, Bristol-Myers Squibb is planning the divestiture of OTEZLA® (OTEZLA® Divestiture), which would be conditioned upon the closing of the pending Bristol-Myers Squibb - Celgene Merger. The OTEZLA® Divestiture is subject to further review by the FTC and requires that the parties enter into a consent decree with the FTC. Once the FTC accepts the consent order and the other customary closing conditions are satisfied, it is expected that the Bristol-Myers Squibb - Celgene Merger will close at the earliest possible date. This is currently expected to be at the end of 2019 or the beginning of 2020.

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

Based on the closing price of Bristol-Myers Squibb stock of $52.43 on January 2, 2019, the cash and stock consideration to be received by Celgene stockholders at closing is valued at $102.43 per Celgene share and one Contingent Value Right (Bristol-Myers Squibb CVR). The Bristol-Myers Squibb CVR will entitle its holder to receive a one-time potential payment of $9.00 in cash upon U.S. Food and Drug Administration (FDA) approval of all three of ozanimod (by December 31, 2020), liso-cel (JCAR017) (by December 31, 2020) and ide-cel (bb2121) (by March 31, 2021), in each case for a specified indication. When completed, Bristol-Myers Squibb stockholders are expected to own approximately 69% of the combined company, and Celgene stockholders are expected to own approximately 31% of the combined company.

The transaction is not subject to a financing condition. The cash portion will be funded through a combination of cash on hand and proceeds from Bristol-Myers Squibb's debt financing.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 17, 2019, in connection with the Bristol-Myers Squibb - Celgene Merger, Bristol-Myers Squibb commenced an exchange offer for any and all outstanding notes issued by us (the “Celgene Notes”) for up to $19,850,000,000 aggregate principal amount of new notes to be issued by Bristol-Myers Squibb and cash. In conjunction with the exchange offer, Bristol-Myers Squibb concurrently solicited consents to adopt certain proposed amendments to each of the indentures governing the Celgene Notes to eliminate substantially all of the restrictive covenants in such indentures. On May 1, 2019, Bristol-Myers Squibb announced that the requisite number of consents had been received in order to adopt the proposed amendments with respect to the Celgene Notes. The amendments will only become operative upon closing of the exchange offers. The closing of the exchange offers is conditioned upon, among other things, the closing of the Bristol-Myers Squibb - Celgene Merger. The exchange offers are expected to close on or about the closing date for the Bristol-Myers Squibb - Celgene Merger.

In connection with the Bristol-Myers Squibb - Celgene Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $182 million and $229 million of such costs during the three- and six-month periods ended June 30, 2019, respectively, which were recorded as a component of Acquisition/integration related charges and restructuring, net, within the Consolidated Statement of Income. We expect to incur approximately $171 million of professional fees due upon closing of the Bristol-Myers Squibb - Celgene Merger and approximately $205 million of employee-related costs, a portion of which is due upon closing with the remainder subject to satisfaction of a specified service period.

In addition, certain significant provisions of our contractual arrangements will be triggered in connection with the closing of the Bristol-Myers Squibb - Celgene Merger. In particular, we had a collaboration agreement with BeiGene Limited (BeiGene) to develop and commercialize BeiGene's investigational anti-programmed cell death protein-1 (PD-1) inhibitor, tislelizumab (BGB-A317). The terms of such agreement provided for a termination payment in the event Celgene were to terminate the agreement under certain circumstances. In June 2019, we mutually agreed with BeiGene to terminate the collaboration agreement with BeiGene regaining full global rights to BGB-A317 and Celgene agreeing to pay $150 million to BeiGene in connection with the termination. See Note 14 for additional details related to our collaboration arrangement with BeiGene.

In accordance with the terms of our acquisition of Impact Biomedicines, Inc. (Impact) in February 2018, certain not yet achieved regulatory and net sales related contingent consideration payments may be accelerated and payable to Impact within 45 days upon the closing of the Bristol-Myers Squibb - Celgene Merger. We expect that such accelerated contingent consideration payments would range from $0 to $300 million. See Note 3 for additional details related to our acquisition of Impact.

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
(1) As of June 30, 2019, Celgene did not have any leases classified as finance leases.
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

The New Lease Accounting Standard had an impact on our Consolidated Balance Sheets as of January 1, 2019 and June 30, 2019, with the recognition of ROU assets in the amount of $293 million and $280 million, respectively, and the recognition of operating lease liabilities of $323 million and $307 million, respectively. However, the New Lease Accounting Standard did not have any significant impact on our Consolidated Statements of Income for any period. There was no material tax impact of adopting the New Lease Accounting Standard.

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

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying our performance obligations, we consider all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. Generally, our contracts with customers require us to transfer an individual distinct product, which would represent a single performance obligation. In limited situations, our contracts with customers will require us to transfer two or more distinct products, which would represent multiple performance obligations for each distinct product. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. In determining our standalone selling prices for our products, we utilize observable prices for our goods sold separately in similar circumstances and to customers in the same geographical region or market. Our performance obligations with respect to our product sales are satisfied at a point in time, which transfer control upon delivery of product to our customers. We consider control to have transferred upon delivery because the customer has legal title to the asset, we have transferred physical possession of the asset, the customer has significant risks and rewards of ownership of the asset, and in most instances we have a present right to payment at that time. The aggregate dollar value of unfulfilled orders as of June 30, 2019 was not material.

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

Contract Balances

When the timing of our delivery of product is different from the timing of payments made by the customers, we recognize either a contract asset (performance precedes the contractual due date) or a contract liability (customer payment precedes performance). There were no significant changes in our contract asset or liability balances during the three- and six-month periods ended June 30, 2019 and June 30, 2018 other than from transactions in the ordinary course of operating activities as described above.

Contract Assets

In limited situations, certain customer contractual payment terms require us to bill in arrears; thus, we satisfy some or all of our performance obligations before we are contractually entitled to bill the customer. In these situations, billing occurs subsequent to revenue recognition, which results in a contract asset. We reflect these contract assets as a component of Other current assets on the Consolidated Balance Sheet. For example, certain of our contractual arrangements do not permit us to bill until the product is sold through to the end-customer. As of June 30, 2019 and December 31, 2018, such contract assets were $40 million and $36 million, respectively.

Contract Liabilities

In other limited situations, certain customer contractual payment terms allow us to bill in advance; thus, we receive customer cash payment before satisfying some or all of its performance obligations. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. We reflect these contract liabilities as Deferred revenue on our Consolidated Balance Sheet. For example, certain of our contractual arrangements provide the customer with free product after the customer has purchased a contractual minimum amount of product. We concluded the free product represents a future performance obligation in the form of a contractual material right. As such, we defer a portion of the transaction price as a contract liability upon each sale of product until the contractual minimum volume is achieved. As we satisfy our remaining performance obligations, we release a portion of the deferred revenue balance. As of June 30, 2019 and December 31, 2018, such contract liabilities were $73 million and $137 million, respectively. Revenue recognized for the six-month period ended June 30, 2019 that was reflected in the deferred revenue balance as of December 31, 2018 was $46 million. Revenue recognized for the six-month period ended June 30, 2018 that was reflected in the deferred revenue balance at the beginning of 2018 was $28 million.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Gross Product Sales	$5,308	$4,530	$10,336	$8,777
Gross-to-Net Adjustments:
Government Rebates	(303)	(269)	(686)	(560)
Chargebacks and Distributor Services Fees	(516)	(390)	(1,059)	(757)
Sales Discounts	(81)	(59)	(149)	(115)
Sales Returns and Allowances	(9)	(4)	(19)	(6)
Total Gross-to-Net Adjustments	(909)	(722)	(1,913)	(1,438)
Net Product Sales	$4,399	$3,808	$8,423	$7,339

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenues from external customers by our franchises (Hematology / Oncology and Inflammation & Immunology), product and geography for the three- and six-month periods ended June 30, 2019 and 2018 were as follows:

		Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2019	2018	2019	2018
Hematology / Oncology:
REVLIMID®
	U.S.	$1,810	$1,586	$3,496	$3,073
	International	922	867	1,813	1,614
	Worldwide	2,732	2,453	5,309	4,687
POMALYST®/IMNOVID®
	U.S.	447	341	837	641
	International	172	166	339	319
	Worldwide	619	507	1,176	960
ABRAXANE®
	U.S.	207	152	403	311
	International	109	91	199	194
	Worldwide	316	243	602	505
VIDAZA®
	U.S.	2	3	5	5
	International	162	159	310	314
	Worldwide	164	162	315	319
All Other
	U.S.	55	52	100	107
	International	20	16	39	33
	Worldwide	75	68	139	140
Total Hematology / Oncology:
	U.S.	2,521	2,134	4,841	4,137
	International	1,385	1,299	2,700	2,474
	Worldwide	3,906	3,433	7,541	6,611

Inflammation & Immunology:
OTEZLA®
	U.S.	399	291	700	567
	International	94	84	182	161
	Worldwide	493	375	882	728

Total net product sales
	U.S.	2,920	2,425	5,541	4,704
	International	1,479	1,383	2,882	2,635
	Worldwide	4,399	3,808	8,423	7,339

Other revenue		1	6	2	13

Total revenue		$4,400	$3,814	$8,425	$7,352

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

In accordance with the terms of our acquisition of Impact, certain not yet achieved regulatory and net sales related contingent consideration payments may be accelerated and payable to Impact within 45 days upon the closing of the Bristol-Myers Squibb - Celgene Merger. We expect that such accelerated contingent consideration payments would range from $0 to $300 million.

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

Total consideration for the acquisition was approximately $10.4 billion, consisting of $9.1 billion for common stock outstanding, $966 million for the fair value of our investment in Juno and $367 million for the portion of equity compensation attributable to the pre-combination service period. In addition, the fair value of the awards attributed to post-combination service period was $666 million, which will be recognized as compensation expense over the requisite service period in our post-combination financial statements. We recognized $20 million and $48 million of post combination share-based compensation for the three- and six-month periods ended June 30, 2019, respectively. We recognized $150 million and $400 million of post combination share-based compensation for the three- and six-month periods ended June 30, 2018, respectively.

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

Juno's actual operating results represent a partial period in fiscal 2018, from the acquisition date of March 6, 2018 through June 30, 2018. A net loss of $574 million was included in such period, including share-based compensation charges of $400 million and $49 million of acquisition related charges.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Financial Information for the Juno Acquisition:

The following table provides unaudited pro forma financial information for the six-month period ended June 30, 2018 as if the Juno Acquisition had occurred on January 1, 2017.

Six-Month Period Ended June 30, 2018
Total revenue	$7,362
Net income	1,805

Net income per common share: basic	$2.47
Net income per common share: diluted	$2.40

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Celgene and Juno. The supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•	Elimination of research related cost sharing transactions between Celgene and Juno;

•
The pro forma financial information assumes that the acquisition related transaction fees and costs, including post combination share-based compensation related to the acquisition, were removed from the six-month period ended June 30, 2018 and were assumed to have been incurred during the first quarter of 2017;

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

4. Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2019	2018	2019	2018
Net income	$1,571	$1,045	$3,116	$1,891
Weighted-average shares:
Basic	706.7	716.1	704.6	732.1
Effect of dilutive securities:
Options, restricted stock units, performance stock units and other	20.0	16.5	19.1	18.5
Diluted	726.7	732.6	723.7	750.6
Net income per share:
Basic	$2.22	$1.46	$4.42	$2.58
Diluted	$2.16	$1.43	$4.31	$2.52

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 36.7 million and 45.6 million shares for the three-month periods ended June 30, 2019 and 2018, respectively, and 37.4 million and 41.3 million shares for the six-month periods ended June 30, 2019 and 2018, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program: As of June 30, 2019, we had remaining availability under our authorized common stock share repurchase program of $2.8 billion. We did not repurchase any shares of our common stock during the six-month period ended June 30, 2019.

5. Accumulated Other Comprehensive (Loss)

The components of other comprehensive (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on debt securities available-for-sale, changes in net unrealized gains (losses) related to cash flow hedges, the amortization of the excluded component related to cash flow hedges and changes in foreign currency translation adjustments.

The accumulated balances related to each component of other comprehensive (loss), net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Debt Securities Available-for-Sale(1)	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Amortization of Excluded Component Related to Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$(28)	$3	$42	$(7)	$(60)	$(50)
Other comprehensive income (loss) before reclassifications, net of tax	—	1	39	(3)	(1)	36
Reclassified (gains) losses from accumulated other comprehensive income (loss), net of tax	—	(1)	(44)	3	—	(42)
Net current-period other comprehensive (loss), net of tax	—	—	(5)	—	(1)	(6)
Balance as of June 30, 2019	$(28)	$3	$37	$(7)	$(61)	$(56)

Balance as of December 31, 2017	$(22)	$562	$(206)	$(15)	$(32)	$287
Cumulative effect adjustment for the adoption of ASU 2016-01 and ASU 2018-02	—	(566)	(4)	—	—	(570)
Other comprehensive (loss) income before reclassifications, net of tax	—	(7)	128	(15)	(12)	94
Reclassified losses from accumulated other comprehensive income (loss), net of tax	—	14	39	17	—	70
Net current-period other comprehensive income (loss), net of tax	—	7	167	2	(12)	164
Balance as of June 30, 2018	$(22)	$3	$(43)	$(13)	$(44)	$(119)

(1) Balances as of December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, the net unrealized gains (losses) position as of June 30, 2018 solely relate to debt securities available-for-sale.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		2019	2018	2019	2018
Gains (losses) related to cash-flow hedges:
Foreign exchange contracts	Net product sales	$22	$(12)	$46	$(38)
Treasury rate lock agreements	Interest (expense)	(1)	(1)	(2)	(2)
Interest rate swap agreements	Interest (expense)	—	—	—	—
	Income tax provision - (expense) benefit	—	1	—	1

Excluded component related to cash-flow hedges:
Foreign exchange contracts	Net product sales	—	1	—	(2)

Gains (losses) on debt securities available-for-sale:
Realized gain (loss) on sales of debt securities available-for-sale	Interest and investment income, net(1)	1	—	1	(18)
	Income tax provision - (expense) benefit(1)	—	—	—	4
Total reclassification, net of tax		$22	$(11)	$45	$(55)

(1) We use a specific identification approach to release the realized gain (loss) on sales of debt securities available-for-sale and income tax effects into Accumulated other comprehensive (loss).

6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and the valuation techniques we utilized to determine such fair value.

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

•
Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. From time to time, our level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), global corporate debt securities, asset backed securities, ultra short income fund investments, time deposits and repurchase agreements with original maturities of greater than three months. We may also have derivative instruments including foreign currency forward contracts, purchased currency options, zero-cost collar currency contracts and interest rate swap contracts, which may be in an asset or liability position.

•
Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any level 3 assets. Our level 3 liabilities consist of contingent consideration related to undeveloped product rights and technology platforms resulting from the acquisitions of Gloucester Pharmaceuticals, Inc. (Gloucester), Nogra Pharma Limited (Nogra), Avila Therapeutics, Inc. (Avila) and Quanticel Pharmaceuticals, Inc. (Quanticel). In addition, in connection with the Juno Acquisition, we assumed Juno's contingent consideration and success payment liabilities.

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of June 30, 2019 and December 31, 2018 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	June 30, 2019	December 31, 2018
Discount rate	3.6% to 4.8% (4.3%)	3.6% to 4.8% (4.3%)
Probability of payment	0% to 68% (5%)	0% to 68% (5%)
Projected year of payment for development and regulatory milestones	2020 to 2029 (2024)	2020 to 2029 (2024)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A	N/A

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila, Quanticel and those assumed in the Juno Acquisition are estimated to be $120 million, $475 million, $214 million and $284 million, respectively, and $1.8 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

Success payment obligations assumed through the Juno Acquisition are also recorded at their estimated fair values and are revalued quarterly. Changes in the fair value of contingent consideration and success payment obligations are recognized in Acquisition/integration related charges and restructuring, net in the Consolidated Statements of Income. All success payment obligations assumed through the Juno Acquisition were settled and paid in full as of June 30, 2019.

The following tables present the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements as of June 30, 2019
	Balance as of June 30, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$613	$—	$613	$—
Equity investments with readily determinable fair values	1,496	1,496	—	—
Forward currency contracts	53	—	53	—
Zero-cost collar currency contracts	3	—	3	—
Total assets	$2,165	$1,496	$669	$—
Liabilities:
Contingent value rights	$(27)	$(27)	$—	$—
Other acquisition related contingent consideration	(98)	—	—	(98)
Total liabilities	$(125)	$(27)	$—	$(98)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements as of December 31, 2018
	Balance as of December 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$496	$—	$496	$—
Equity investments with readily determinable fair values	1,312	1,312	—	—
Forward currency contracts	78	—	78	—
Total assets	$1,886	$1,312	$574	$—
Liabilities:
Contingent value rights	$(19)	$(19)	$—	$—
Interest rate swaps	(10)	—	(10)	—
Zero-cost collar currency contracts	(1)	—	(1)	—
Other acquisition related contingent consideration and success payments	(163)	—	—	(163)
Total liabilities	$(193)	$(19)	$(11)	$(163)

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

Six-Month Period Ended June 30, 2019
Balance as of December 31, 2018	$545
Purchases	52
Upward adjustments	30
Sales	(15)
Downward adjustments and impairments	(42)
Transfer to readily determinable fair value	(18)
Balance as of June 30, 2019	$552

Six-Month Period Ended June 30, 2018
Balance as of December 31, 2017	$513
Cumulative effect adjustment for the adoption of ASU 2018-03	59
Purchases	46
Upward adjustments	32
Sales	(23)
Downward adjustments and impairments	(2)
Transfer to readily determinable fair value	(20)
Balance as of June 30, 2018	$605

For equity investments without a readily determinable fair value held as of June 30, 2019, cumulative upward adjustments and downward adjustments and impairments since the adoption of ASU 2016-01 for the period January 1, 2018 through June 30, 2019 were $96 million and $176 million, respectively.

For equity investments with and without readily determinable fair values held as of June 30, 2019, we recorded a net unrealized loss of $148 million and a net unrealized gain of $120 million within Other (expense) income, net on the Consolidated Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of Income for the three- and six-month periods ended June 30, 2019, respectively. For equity investments with and without readily determinable fair values held as of June 30, 2018, we recorded a net unrealized loss of $11 million and a net unrealized gain of $435 million within Other (expense) income, net on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2018, respectively.

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended June 30, 2019 and 2018. The following tables represent a roll-forward of the fair value of level 3 instruments:

Three-Month Period Ended June 30, 2019
Liabilities:
Balance as of March 31, 2019	$(163)
Net change in fair value	25
Settlements, including transfers to Accrued expenses and other current liabilities	40
Balance as of June 30, 2019	$(98)

Three-Month Period Ended June 30, 2018
Liabilities:
Balance as of March 31, 2018	$(201)
Amounts acquired from Juno	6
Settlements, including transfers to Accrued expenses and other current liabilities	2
Balance as of June 30, 2018	$(193)

There were no security transfers between levels 1, 2 and 3 during the six-month periods ended June 30, 2019 and 2018. The following table represents a roll-forward of the fair value of level 3 instruments:

Six-Month Period Ended June 30, 2019
Liabilities:
Balance as of December 31, 2018	$(163)
Net change in fair value	25
Settlements, including transfers to Accrued expenses and other current liabilities	40
Balance as of June 30, 2019	$(98)

Six-Month Period Ended June 30, 2018
Liabilities:
Balance as of December 31, 2017	$(80)
Amounts acquired from Juno, including measurement period adjustments	(116)
Net change in fair value	1
Settlements, including transfers to Accrued expenses and other current liabilities	2
Balance as of June 30, 2018	$(193)

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of June 30, 2019 and December 31, 2018 had settlement dates within 24 months and 30 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other Comprehensive Income (OCI) and reclassified to the Consolidated Statements of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of June 30, 2019 and December 31, 2018:

	Notional Amount
Foreign Currency	June 30, 2019	December 31, 2018
Australian Dollar	$17	$46
British Pound	22	82
Canadian Dollar	71	158
Euro	1,376	1,381
Japanese Yen	478	424
Total	$1,964	$2,091

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense) income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of June 30, 2019 and December 31, 2018 were $87 million and $347 million, respectively.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of June 30, 2019 and December 31, 2018 had settlement dates within 18 months and 24 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Outstanding foreign currency zero-cost collar contracts entered into to hedge forecasted revenue were as follows as of June 30, 2019 and December 31, 2018:

	Notional Amount (1)
	June 30, 2019	December 31, 2018
Foreign currency zero-cost collar contracts designated as hedging activity:
Purchased Put	$833	$1,933
Written Call	969	2,216
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We previously entered into foreign currency purchased put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such purchased put option contracts had a notional value of nil as of June 30, 2019 and December 31, 2018. We de-designated all of our purchased put option contracts prior to June 30, 2019.
Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of June 30, 2019 and December 31, 2018, we did not have any outstanding forward starting swaps or treasury rate locks.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in benchmark interest rates. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the carrying value of the notes recorded on the Consolidated Balance Sheets. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged all changes in fair value of the swap are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the derivative asset or liability on the Consolidated Balance Sheets. Consequently, there is no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense on the Consolidated Statements of Income. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations. We terminated all of our interest rate swap contracts prior to June 30, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of June 30, 2019 and December 31, 2018:

	Notional Amount
	June 30, 2019	December 31, 2018
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$—	$200
3.450% senior notes due 2027	—	450
3.900% senior notes due 2028	—	200
Total	$—	$850

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2019 and 2018, and also terminated the hedging relationship by settling certain of those swap contracts during 2019 and 2018. In 2019, we settled $850 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $13 million during the six-month period ended June 30, 2019, which are accounted for as a reduction of current and future interest expense associated with these notes. During 2018, we settled $250 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $2 million during the year ended December 31, 2018, which were accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2019 and December 31, 2018:

		June 30, 2019
	Balance Sheet Location	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$59	$15
	Other non-current assets	17	4
	Other non-current liabilities	3	3
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	11	3
	Accrued expenses and other current liabilities	2	11
Interest rate swap agreements	Other current assets	2	2
Total		$94	$38

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

As of June 30, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Consolidated Balance Sheet Classification in Which the Hedged Item Is Included	June 30, 2019 (1)	December 31, 2018 (1)	June 30, 2019 (2)	December 31, 2018 (2)
Current portion of long-term debt, net of discount	$—	$501	$—	$2
Long-term debt, net of discount	8,244	8,227	102	90

(1) The current portion of long-term debt, net of discount, includes nil and $501 million of carrying value with discontinued hedging relationships as of June 30, 2019 and December 31, 2018, respectively. The Long-term debt, net of discount includes approximately $8.2 billion and $3.3 billion of carrying value with discontinued hedging relationships as of June 30, 2019 and December 31, 2018, respectively.

(2) The current portion of long-term debt, net of discount, includes nil and $2 million of discontinued hedging relationships at June 30, 2019 and December 31, 2018, respectively. The Long-term debt, net of discount includes $102 million and $107 million of hedging adjustment on discontinued hedging relationships on long-term debt as of June 30, 2019 and December 31, 2018, respectively.

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in AOCI for the three-month periods ended June 30, 2019 and 2018:

	Three-Month Period Ended June 30, 2019
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$(12)	Net product sales	$22	Net product sales	$—
Treasury rate lock agreements	—	Interest (expense)	(1)	N/A	—

(1) Net gains of $33 million are expected to be reclassified from AOCI into income in the next 12 months.

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

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in AOCI for the six-month periods ended June 30, 2019 and 2018:

	Six-Month Period Ended June 30, 2019
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$39	Net product sales	$46	Net product sales	$—
Treasury rate lock agreements	—	Interest (expense)	(2)	N/A	—

(1) Net gains of $33 million are expected to be reclassified from AOCI into income in the next 12 months.

	Six-Month Period Ended June 30, 2018
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$131	Net product sales	$(38)	Net product sales	$(2)
Treasury rate lock agreements	(4)	Interest (expense)	(2)	N/A	—

The following table summarizes the effect of derivative instruments which were designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2019 and 2018:

		Amount of Gain/(Loss) Recognized in Income on Derivative
		Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	Classification of Gain/(Loss) Recognized in Income on Derivative	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Interest rate swap agreements	Interest (expense)	$12	$(2)	$31	$(7)

(1) The amounts include a benefit of $8 million and $8 million for the three-month periods ending June 30, 2019 and 2018, respectively, and a benefit of $16 million and $16 million for the six-months ending June 30, 2019 and 2018, relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2019 and 2018:

		Classification of Gain/(Loss) Recognized in Income on Derivative
		Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	Classification of Gain/(Loss) Recognized in Income on Derivative	2019	2018	2019	2018
Foreign exchange contracts	Other (expense) income, net	$(4)	$22	$5	$9

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

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended June 30, 2019
	Net product sales	Interest (expense)	Other (expense) income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$4,399	$(192)	$(136)

The effects of fair value and cash flow hedging:
(Loss) gain on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	(5)	—
Derivatives designated as hedging instruments (1)	—	12	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	22	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	2	—	—
Reclassification adjustment for excluded component (loss)	(2)	—	—
Treasury rate lock agreements:
Amount of (loss) reclassified from AOCI into income	—	(1)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

(1) The amounts include a benefit of $8 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending June 30, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended June 30, 2018
	Net product sales	Interest (expense)	Other (expense) income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$3,808	$(192)	$4

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	11	—
Derivatives designated as hedging instruments (1)	—	(2)	—

(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of (loss) reclassified from AOCI into income	(12)	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	7	—	—
Reclassification adjustment for excluded component (loss)	(6)
Treasury rate lock agreements:
Amount of (loss) reclassified from AOCI into income	—	(1)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

(1) The amounts include a benefit of $8 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending June 30, 2018.

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six-Month Period Ended June 30, 2019
	Net product sales	Interest (expense)	Other (expense) income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$8,423	$(384)	$126

The effects of fair value and cash flow hedging:
(Loss) gain on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	(17)	—
Derivatives designated as hedging instruments (1)	—	31	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	46	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	3	—	—
Reclassification adjustment for excluded component (loss) gain	(3)	—	—
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(2)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

(1) The amounts include a benefit of $16 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the six-month period ending June 30, 2019.

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

8. Cash, Cash Equivalents and Debt Securities Available-for-Sale

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents. As of June 30, 2019, the carrying value of our time deposits and repurchase agreements was $941 million and money market funds was approximately $4.8 billion, all of which are included in Cash and cash equivalents. As of December 31, 2018, the carrying value of our time deposits and repurchase agreements was $276 million, and money market funds was approximately $2.9 billion, all of which were included in Cash and cash equivalents. The carrying values approximated fair value as of June 30, 2019 and December 31, 2018.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of debt securities available-for-sale by major security type and class of security as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Ultra short income fund	$579	$—	$—	$579
Time deposits (1) and Repurchase agreements (1)	34	—	—	34
Total debt securities available-for-sale	$613	$—	$—	$613
(1) Have original maturities of greater than three months.

December 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Ultra short income fund	$450	$—	$—	$450
Time deposits (1) and Repurchase agreements (1)	46	—	—	46
Total debt securities available-for-sale	$496	$—	$—	$496

(1) Have original maturities of greater than three months.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of June 30, 2019, all of our time deposits and repurchase agreements had original maturities less than one year.

Duration periods of debt securities available-for-sale as of June 30, 2019 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$613	$613

9. Inventory

Inventories as of June 30, 2019 and December 31, 2018 are summarized by major category as follows:

	June 30, 2019	December 31, 2018
Raw materials	$264	$252
Work in process	93	79
Finished goods	107	127
Total inventory	$464	$458

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the acquisitions of Abraxis BioScience, Inc. (Abraxis) and Juno. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 8.7 years. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the acquisitions of Receptos Inc. (Receptos), Gloucester and Juno.

The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2019 and December 31, 2018 are summarized as follows:

June 30, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,414	$(2,436)	$978
Technology	1,743	(594)	1,149
Licenses	66	(37)	29
Other	43	(39)	4
	5,266	(3,106)	2,160
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,097	$(3,106)	$15,991

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(2,261)	$1,145
Technology	1,743	(552)	1,191
Licenses	66	(35)	31
Other	54	(39)	15
	5,269	(2,887)	2,382
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,100	$(2,887)	$16,213

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense related to intangible assets was $110 million and $129 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $220 million and $217 million for the six-month periods ended June 30, 2019 and 2018, respectively. Assuming no changes in the gross carrying amount of finite-lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $441 million in 2019, $440 million in 2020, $437 million in 2021, $178 million in 2022 and $92 million in 2023.

Goodwill: There was no change in the carrying value of the Company's goodwill from December 31, 2018 to June 30, 2019.

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of June 30, 2019 and December 31, 2018. The carrying value of the current portion of long-term debt as of June 30, 2019 and December 31, 2018 includes:

	June 30, 2019	December 31, 2018
2.250% senior notes due 2019	$—	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after June 30, 2019 have an aggregate principal amount of $19.850 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of June 30, 2019 and December 31, 2018 includes:

	June 30, 2019	December 31, 2018
2.875% senior notes due 2020	$1,498	$1,497
3.950% senior notes due 2020	506	509
2.250% senior notes due 2021	498	498
2.875% senior notes due 2021	499	498
3.250% senior notes due 2022	1,030	1,034
3.550% senior notes due 2022	996	996
2.750% senior notes due 2023	747	747
3.250% senior notes due 2023	995	994
4.000% senior notes due 2023	727	730
3.625% senior notes due 2024	1,000	1,000
3.875% senior notes due 2025	2,486	2,478
3.450% senior notes due 2027	1,004	986
3.900% senior notes due 2028	1,490	1,490
5.700% senior notes due 2040	247	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	988	987
5.000% senior notes due 2045	1,976	1,975
4.350% senior notes due 2047	1,234	1,234
4.550% senior notes due 2048	1,476	1,476
Total long-term debt	$19,790	$19,769

As of June 30, 2019 and December 31, 2018, the fair value of our outstanding Senior Notes was approximately $21.4 billion and $19.3 billion, respectively, and represented a level 2 measurement within the fair value measurement hierarchy.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Debt Repayment: In May 2019, we repaid the 2.250% senior notes with a principal amount of $500 million upon maturity.

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of June 30, 2019, and December 31, 2018 a balance of $28 million and $31 million, respectively, in net losses remained in AOCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of June 30, 2019, we were not a party to any pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of June 30, 2019 and December 31, 2018, we had balances of $102 million and $109 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: As of June 30, 2019 and December 31, 2018, we had available capacity to issue up to $2.0 billion of commercial paper. As of June 30, 2019 and December 31, 2018, there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings and expires on April 25, 2023. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2019.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2019 and 2018:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$13	$9	$25	$18
Research and development (1)	112	157	238	356
Selling, general and administrative (2)	100	118	219	311
Total share-based compensation expense	225	284	482	685
Tax benefit related to share-based compensation expense (3)	42	37	91	74
Reduction in net income	$183	$247	$391	$611

(1) The three- and six-month periods ended June 30, 2019 include Juno related share-based compensation expense related to the post-combination service period of $17 million and $34 million, respectively. The three- and six-month periods ended June 30, 2018 include Juno related share-based compensation expense related to the post-combination service period of $100 million and $233 million, respectively.

(2) The three- and six-month periods ended June 30, 2019 include Juno related share-based compensation expense related to the post-combination service period of $3 million and $14 million, respectively. The three- and six-month periods ended June 30, 2018 include Juno related share-based compensation expense related to the post-combination service period of $50 million and $167 million, respectively.

(3) The tax benefit related to share-based compensation expense above excludes excess tax benefits of $11 million and $5 million from share-based compensation awards that vested or were exercised during the three-month periods ended June 30, 2019 and 2018, respectively, and $27 million and $16 million for the six-month periods ended June 30, 2019, and 2018, respectively.

The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2019 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2018	71.1	11.7	660
Changes during the Year:
Granted	—	8.4	200
Exercised / Released	(6.6)	(1.4)	(160)
Forfeited	(1.6)	(0.6)	(42)
Outstanding as of June 30, 2019	62.9	18.1	658

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of June 30, 2019 were as follows:

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$326	$908	$29
Expected weighted-average period in years of compensation cost to be recognized	1.9	1.8	1.4

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the six-month period ended June 30, 2019 gross unrecognized tax benefits increased by $51 million, including interest, primarily due to current year tax positions. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approval. Milestone payments made to third parties upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 18 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. The following is a brief description for notable new collaborations and for those collaborations which we have described in detail in our 2018 Annual Report on Form 10-K if there has been significant activity during the six-month period ended June 30, 2019. Amounts related to collaborations that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.

BeiGene, Limited. (BeiGene):

We entered into a collaboration agreement with BeiGene in August 2017 (BeiGene Collaboration Agreement) to develop and commercialize BeiGene's investigational anti-programmed cell PD-1 inhibitor, BGB-A317. The BeiGene Collaboration Agreement also provided for a termination payment in the event Celgene were to terminate the BeiGene Collaboration Agreement under certain circumstances. In June 2019, we mutually agreed with BeiGene to terminate the BeiGene Collaboration Agreement with BeiGene regaining full global rights to BGB-A317 and Celgene agreeing to pay $150 million to BeiGene in full satisfaction of any and all amounts that had accrued or that may otherwise have been payable at any time by Celgene to BeiGene under the BeiGene Collaboration Agreement, except for customary indemnification obligations. Such amount has been classified as a component of Acquisition/integration related charges and restructuring, net within the Consolidated Statement of Income. The termination of the BeiGene Collaboration Agreement has no effect on our License and Supply Agreement with BeiGene dated July 5, 2017, granting BeiGene the right to distribute certain Celgene products in China.

Other Collaboration Arrangements in 2019:

A financial summary of certain period activity and the period-end balances related to our other collaboration arrangements is presented below (1):

	Three-Month Periods Ended June 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2019	$53	$46	$—	$1	$24
2018	146	15	4	2	20

	Six-Month Periods Ended June 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2019	$269	$57	$—	$3	$76
2018	391	15	4	4	121

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
June 30, 2019	$9	$1,070	N/A
December 31, 2018	13	1,280	N/A

(1) In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also acquired research and development assets or rights to products and technologies from third parties that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. See Note 3 and Note 14 for additional details related to our acquisitions and collaboration arrangements, respectively.

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

The components of lease expense were as follows:

	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
Operating lease cost	$24	$47
Short-term lease cost	—	—
Variable lease cost	9	17
Sublease income	—	—
Total lease cost	$33	$64

Supplemental cash flow information related to leases was as follows:

	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$23	$50

Supplemental noncash information related to leases was as follows:

	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
ROU assets obtained in exchange for new operating liabilities	$11	$29

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Other non-current assets	$280
Accrued expenses and other current liabilities	82
Other non-current liabilities	225

Weighted-average remaining lease term (years) - operating leases	4.33
Weighted-average discount rate - operating leases	3.98%

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating Leases
2019 (excluding the six-month period ended June 30, 2019)	$49
2020	89
2021	68
2022	57
2023	43
2024	17
Thereafter	12
Total undiscounted lease payments	$335

Less: imputed interest	(28)
Total discounted lease payments	$307

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were:

Operating Leases
2019	$92
2020	89
2021	70
2022	59
2023	45
Thereafter	68
Total minimum lease payments	$423

As of June 30, 2019, we have $280 million of aggregate ROU assets and $307 million of related lease liabilities. Additionally, we have an operating lease which has not yet commenced with total undiscounted lease obligations of $66 million. The agreement was entered into during the fourth quarter of 2018 to lease a portion of a building which will be used primarily for office and research facilities. The lessor is currently building this space and we do not have access to the building until construction is complete. The lease is expected to commence in early- to mid-2020 when construction of the asset is completed.

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

Among the principal matters pending are the following:

Patent-Related Proceedings:

REVLIMID®: In 2012, our European patent EP 1 667 682 (the ’682 patent) relating to certain polymorphic forms of lenalidomide expiring in 2024 was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined that the ’682 patent was not valid. We appealed the EPO ruling to the EPO Board of Appeal, thereby staying any revocation of the patent until the appeal is finally adjudicated. The appeal is scheduled to be heard on March 5, 2020.

We believe that our patent portfolio for lenalidomide in the major markets in Europe, including the composition of matter patent including its supplementary protection certificate, which expires in 2022, is strong, and we still expect that we will have protection in the major markets in the EU for lenalidomide until at least 2022.

In February 2019, Synthon B.V. (Synthon) commenced a lawsuit against us in the Netherlands seeking to revoke our Netherlands patent protecting REVLIMID®. On June 19, 2019, Synthon terminated the lawsuit.

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

We received a Notice Letter dated September 9, 2016 from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) notifying us of its Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the U.S. Food and Drug Administration (FDA) list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book (Orange Book), for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on October 20, 2016. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) March 12, 2019. On November 18, 2016, DRL filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. On December 27, 2016, we filed our answer to DRL’s counterclaims. Fact discovery is closed. Expert discovery is scheduled to close on September 27, 2019. The court has not yet entered a schedule for trial.

We received an additional Notice Letter from DRL dated June 8, 2017 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to that Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on July 20, 2017. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 9, 2019. On October 18, 2017, DRL filed an amended answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to DRL’s counterclaims on November 15, 2017. Fact discovery is set to close on September 2, 2019. The court has not yet entered a schedule for expert discovery or trial.

We received an additional Notice Letter from DRL dated February 26, 2018 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 8,315,886 and 8,626,531 that are listed in the Orange Book for REVLIMID®. In response to the Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on April 12, 2018. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) August 27, 2020. DRL filed an amended answer and counterclaims on May 31, 2018 asserting that each of the patents is invalid and/or not infringed. We filed our answer to DRL’s counterclaims on June 28, 2018. The case is stayed until January 9, 2020, subject to renewal by agreement of the parties and the court’s approval of same. The court has not yet entered a schedule for expert discovery or trial.

We received a Notice Letter dated February 27, 2017 from Zydus Pharmaceuticals (USA) Inc. (Zydus) notifying us of Zydus’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the Orange Book for REVLIMID®. Zydus is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Zydus in the U.S. District Court for the District of New Jersey on April 12, 2017. As a result of the filing of our action, the FDA cannot grant final approval of Zydus’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) August 28, 2019. On August 7, 2017, Zydus filed an answer and counterclaims asserting that each of the patents is invalid and/

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or not infringed. On September 11, 2017, we filed our answer to Zydus’s counterclaims. Fact discovery is set to close on August 30, 2019. The court has yet to enter a schedule for expert discovery and trial.

On April 27, 2018, we filed another infringement action against Zydus in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Zydus filed its answer on July 9, 2018 asserting that each of the patents is invalid and/or not infringed. Fact discovery is set to close on August 30, 2019. The court has yet to enter a schedule for expert discovery and trial.

We received a Notice Letter dated June 30, 2017 from Cipla Ltd., India (Cipla) notifying us of Cipla’s ANDA No. 210435, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the Orange Book for REVLIMID®. Cipla is seeking to manufacture and market a generic version of 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, on August 15, 2017, we timely filed an infringement action against Cipla in the U.S. District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA No. 210435 until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) January 5, 2020. On October 13, 2017, Cipla filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to Cipla’s counterclaims on November 17, 2017. Fact discovery is set to close on September 30, 2019. Expert discovery is set to close on May 14, 2020. The court has yet to enter a schedule for trial.

On May 8, 2018, we filed another infringement action against Cipla in the U.S. District Court for the District of New Jersey. The infringement action concerns Cipla’s ANDA No. 210435. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Cipla filed its answer and counterclaims on July 16, 2018 asserting that each of the patents is invalid and/or not infringed. We filed our answer to Cipla’s counterclaims on August 20, 2018. Fact discovery is set to close on September 30, 2019. Expert discovery is set to close on May 14, 2020. The court has yet to enter a schedule for trial.

We received a Notice Letter dated May 30, 2019 from Cipla Ltd., India (Cipla) notifying us of another Cipla ANDA, No. 213165, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; 9,101,622; 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. Cipla is seeking to manufacture and market a generic version of 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, on July 3, 2019, we timely filed an infringement action against Cipla in the U.S. District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA No. 213165 until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) November 30, 2021. Cipla has not yet responded to this complaint. The court has not yet entered a schedule for fact discovery, expert discovery, or trial.

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

We received an additional Notice Letter from Apotex dated January 14, 2019 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to that Notice Letter, we timely filed an infringement action against Apotex in the U.S. District Court for the District of New Jersey on February 26, 2019. As a result of the filing of our action, the FDA cannot grant final approval of Apotex’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) July 15, 2021. Apotex filed its answer on April 2, 2019. Fact discovery is scheduled to close on April 1, 2020. The court has yet to enter a schedule for expert discovery and trial.

On June 19, 2019, we filed another infringement action against Apotex in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Book. Apotex has not yet responded to this complaint. The court has yet to enter a schedule for fact discovery, expert discovery, or trial.

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

On April 16, 2019, we filed another infringement action against Sun in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Sun has not yet responded to this complaint. The court has yet to enter a schedule for fact discovery, expert discovery, and trial.

We received a Notice Letter dated November 9, 2018 from Hetero USA Inc. (Hetero) notifying us of Hetero’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,468,363; and 8,741,929 that are listed in the Orange Book for REVLIMID®. Hetero is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg, and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Hetero in the U.S. District Court for the District of New Jersey on December 20, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Hetero’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) May 12, 2021. On March 11, 2019, Hetero filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to Hetero’s counterclaims on April 15, 2019. Fact discovery is scheduled to close on August 28, 2020. The court has yet to enter a schedule for expert discovery and trial.

We received an additional Notice Letter from Hetero dated June 3, 2019 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,968,569; 8,530,498; 8,648,095; 9,101,621; 9,101,622; 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to the Notice Letter, we timely filed an infringement action against Hetero in the U.S. District Court for the District of New Jersey on July 16, 2019. As a result of the filing of our action, the FDA cannot grant final approval of Hetero’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 3, 2021. The court has not yet entered a schedule for fact discovery, expert discovery and trial.

POMALYST®: We received a Notice Letter dated March 30, 2017 from Teva Pharmaceuticals USA, Inc. (Teva) (the Teva Notice Letter) notifying us of Teva’s ANDA submitted to the FDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,316,471; 8,198,262; 8,673,939; 8,735,428 and 8,828,427 that are listed in the Orange Book for POMALYST®. Teva is seeking to manufacture and market a generic version of 1 mg, 2 mg, 3 mg, and 4 mg POMALYST® (pomalidomide) capsules in the United States. We later received similar Notice Letters (together with the Teva Notice Letter, the Pomalidomide Notice Letters) from other generic drug manufacturers-Apotex; Hetero USA, Inc. (Hetero); Aurobindo Pharma Ltd. (Aurobindo); Mylan Pharmaceuticals Inc. (Mylan); and Breckenridge Pharmaceutical, Inc. (Breckenridge)-relating to these and other POMALYST® patents listed in the Orange Book. In May 2018, we received a similar Notice Letter from Synthon Pharmaceuticals Inc. (the Synthon Notice Letter). In June 2019, we received a similar Notice Letter from DRL.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On August 9, 2017, Mylan filed a motion to dismiss the complaint, and on March 2, 2018, the court denied Mylan’s motion to dismiss without prejudice and granted our request for venue-related discovery. Mylan filed an answer on March 16, 2018.

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

In response to the Synthon Notice Letter, we timely filed an infringement action against Synthon in the U.S. District Court for the District of New Jersey on June 19, 2018. As a result of the filing of our actions, the FDA cannot grant final approval of Synthon’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) November 7, 2020. On July 16, 2018, Synthon filed an answer and counterclaims asserting that each of the patents asserted in the complaint is invalid and/or not infringed. On August 20, 2018, we filed our answer to Synthon’s counterclaims. We received a notice letter dated October 5, 2018 from Synthon notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an amended complaint against Synthon on November 20, 2018. On December 4, 2018, Synthon filed an answer and counterclaims asserting that each of the patents in the amended complaint is invalid and/or not infringed. On January 2, 2019, we filed our answer to Synthon’s counterclaims. In May of 2019, the parties entered into a confidential settlement agreement. Pursuant to terms of the confidential settlement agreement, on May 13, 2019, the Court enjoined Synthon from infringing the asserted patents, unless and to the extent otherwise specifically authorized by Celgene, and dismissed these proceedings.

We received a Notice Letter dated August 7, 2018 from Hetero notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Hetero in the U.S. District Court for the District of New Jersey on September 20, 2018 (“the Hetero ’467 Action”). On November 30, 2018, Hetero filed an answer and counterclaims. We filed our answer to Hetero’s counterclaims on January 4, 2019.

We received a Notice Letter dated August 13, 2018 from Teva notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Teva in the U.S. District Court for the District of New Jersey on September 27, 2018 (“the Teva ’467 Action”). On November 14, 2018, Teva filed an answer and counterclaims. We filed our answer to Teva’s counterclaims on December 18, 2018.

We received a Notice Letter dated August 22, 2018 from Breckenridge notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Breckenridge in the U.S. District Court for the District of New Jersey on October 5, 2018 (“the Breckenridge ’467 Action”). On November 7, 2018, Breckenridge filed an answer and counterclaims. We filed our answer to Breckenridge’s counterclaims on December 12, 2018.

We received a Notice Letter dated September 28, 2018 from Mylan notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Mylan in the U.S. District Court for the District of New Jersey on November 9, 2018 (“the Mylan ’467 Action”). On January 22, 2019, Mylan filed an answer.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We received a Notice Letter dated October 9, 2018 from Apotex notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Apotex in the U.S. District Court for the District of New Jersey on November 21, 2018 (“the Apotex ’467 Action”). On December 12, 2018, Apotex filed an answer and counterclaims. We filed our answer to Apotex’s counterclaims on January 16, 2019.

We received a Notice Letter dated November 30, 2018 from Aurobindo notifying us of an additional Paragraph IV certification against U.S. Patent No. 9,993,467 that is listed in the Orange Book for POMALYST®. In response to the Notice Letter, we timely filed an infringement action against Aurobindo in the U.S. District Court for the District of New Jersey on January 4, 2019 (“the Aurobindo ’467 Action”). On January 18, 2019, Aurobindo filed an answer and counterclaims. We filed our answer to Aurobindo's counterclaims on February 22, 2019.

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

On February 14, 2019, we filed additional infringement actions in the U.S. District Court for the District of New Jersey against each of Apotex, Aurobindo, Breckenridge, Hetero, and Mylan. On March 19, 2019, we filed an additional infringement action in the U.S. District Court for the District of New Jersey against Teva. The patents-in-suit in each of these six actions are 10,093,647; 10,093,648 and 10,093,649, which patents are not listed in the Orange Book. In the Apotex action, Apotex filed an answer and counterclaims on April 26, 2019. We filed our answer to Apotex’s counterclaims on May 31, 2019. In the Aurobindo action, Aurobindo filed an answer and counterclaims on July 1, 2019. In the Breckenridge action, Breckenridge filed an answer and counterclaims on June 4, 2019. We filed our answer to Breckenridge’s counterclaims on July 9, 2019. In the Hetero action, Hetero filed an answer and counterclaims on June 24, 2019. We filed our answer to Hetero’s counterclaims on July 29, 2019. In the Mylan action, Mylan filed an answer on April 23, 2019. In the Teva action, Teva filed an answer and counterclaims on June 17, 2019. We filed our answer to Teva’s counterclaims on July 22, 2019. The court has yet to enter a schedule for fact discovery, expert discovery, or trial in any of these actions.

In response to the DRL Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on July 12, 2019. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 3, 2021. The court has yet to enter a schedule for fact discovery, expert discovery, or trial.

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

We received a Notice Letter dated November 5, 2018 from HBT Labs, Inc. (HBT) notifying us of HBT’s 505(b)(2) NDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,758,891; 7,820,788; 7,923,536; 8,034,375; 8,138,229; 8,268,348; 8,314,156; 8,853,260; 9,101,543; 9,393,318; 9,511,046 and 9,597,409 that are listed in the Orange Book for ABRAXANE®. HBT is seeking to manufacture and market Paclitaxel Protein-Bound Particles for Injectable Suspension (Albumin-Bound), 100 mg/vial in the United States. In response to the Notice letter, we timely filed infringement actions against HBT in the U.S. District Court for the District of New Jersey on December 17, 2018, and in the U.S. District Court for the District of Delaware on December 19, 2018. As a result of these filings, the FDA cannot grant final approval of HBT’s 505(b)(2) NDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) May 6, 2021. On February 5, 2019, we filed an amended complaint in the U.S. District Court for the District of Delaware. On February 5, 2019, we filed a notice of voluntary dismissal without prejudice in the United States District Court for the District of New Jersey. The court ordered the notice of voluntary dismissal on February 7, 2019. On February 11, 2019, HBT filed a motion to dismiss and transfer in the United States District Court for the District of Delaware. We filed our opposition on March 4, 2019, and HBT filed its reply on March 11, 2019. On May 28, 2019, the Court denied HBT’s motion to dismiss and transfer. On June 11, 2019, HBT answered the amended

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

complaint and filed counterclaims. On July 2, 2019, we answered HBT’s counterclaims. The court has not yet entered a schedule for fact discovery, expert discovery, or trial.

OTEZLA®: We received Notice Letters from each of the following company groups (individual or joint) between May 14, 2018 and June 1, 2018: Alkem Laboratories Ltd. (Alkem); Amneal Pharmaceuticals LLC (Amneal); Annora Pharma Private Ltd. (Annora) and Hetero USA Inc. (Hetero); Aurobindo Pharma Ltd. and Aurobindo Pharma U.S.A. Inc. (Aurobindo); Cipla Ltd. (Cipla); DRL; Emcure Pharmaceuticals Ltd. (Emcure) and Heritage Pharmaceuticals Inc. (Heritage); Glenmark Pharmaceuticals Ltd. (Glenmark); Macleods Pharmaceuticals Ltd. (Macleods); Mankind Pharma Ltd. (Mankind); MSN Laboratories Private Ltd. (MSN); Pharmascience Inc. (Pharmascience); Prinston Pharmaceutical Inc. (Prinston); Sandoz Inc. (Sandoz); Shilpa Medicare Ltd. (Shilpa); Teva Pharmaceuticals USA, Inc. (Teva) and Actavis LLC (Actavis); Torrent Pharmaceuticals Ltd. (Torrent); Unichem Laboratories, Ltd. (Unichem); and Zydus Pharmaceuticals (USA) Inc. (Zydus) notifying us of their ANDAs, which contain Paragraph IV certifications against one or more of the following patents: U.S. Patent Nos. 6,962,940; 7,208,516; 7,427,638; 7,659,302; 7,893,101; 8,455,536; 8,802,717; 9,018,243 and 9,872,854, which are listed in the Orange Book for OTEZLA®. Each of the companies is seeking to market a generic version of OTEZLA®. In response to the Notice Letters, we timely filed infringement actions in the U.S. District Court for the District of New Jersey. As a result of the filing of our actions, the FDA cannot grant final approval of any of these companies’ ANDAs until at least the earlier of (i) a final decision that each of the asserted patents is invalid, unenforceable, and/or not infringed, and (ii) September 21, 2021.

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

Each defendant has filed an Answer disputing infringement and/or validity of the patents asserted against it. Along with their Answers, each of Alkem, Annora and Hetero, Cipla, DRL, Emcure and Heritage, Glenmark, Macleods, Mankind, Pharmascience, Sandoz, Shilpa, Teva and Actavis, Torrent, and Unichem filed declaratory judgment counterclaims asserting that some or all of the patents are not infringed and/or are invalid. The court has consolidated all OTEZLA® litigations for discovery and case management purposes, and entered a schedule for fact discovery. The court has not yet entered a schedule for expert discovery and trial in any of the OTEZLA® litigations.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 8, 2018, the court granted Juno’s motion to dismiss and strike, and ordered Kite to file an amended answer and counterclaims. On the same day, the court denied Kite’s motion to stay. On March 29, 2018, Kite filed an amended answer and counterclaims, asserting that the ’190 Patent is invalid and/or not infringed. On April 9, 2018, we filed an answer to Kite’s counterclaims. The court held a claim construction hearing on September 18, 2018, and issued a claim construction order on October 9, 2018. On November 12, 2018, Kite filed a motion to dismiss Plaintiffs Memorial Sloan Kettering Cancer Center and Juno Therapeutics based on an alleged lack of standing. Plaintiffs filed their opposition on November 26, 2018, and Kite filed its reply on December 3, 2018. The Court did not hold a hearing and has taken the motion under submission. Kite filed a motion for summary judgment of non-infringement on January 22, 2019. We filed our opposition to Kite’s summary judgment motion on February 19, 2019. Kite’s reply was filed on March 11, 2019. The Court did not hold a hearing and took the matter under submission. Expert discovery is ongoing. Trial is scheduled to begin on December 3, 2019.

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

We timely appealed to the U.S. Court of Appeals for the Federal Circuit the PTAB’s determinations regarding certain claims of the ’720 patent and the ’501 patent on November 6, 2017 and on November 9, 2017, respectively. On February 26, 2018, the USPTO intervened in our appeal. Oral argument occurred on June 3, 2019. On July 30, 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the PTAB's prior ruling. We retain other patents covering certain aspects of our REMS program, as well as patents that cover our products that use our REMS system.

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

On December 22, 2014, the court granted our motion to dismiss (i) Mylan’s claims based on Section 1 of the Sherman Act (without prejudice), and (ii) Mylan’s related claims arising under the New Jersey Antitrust Act. The court denied our motion to dismiss the remaining claims which primarily relate to Section 2 of the Sherman Act. On January 6, 2015, we filed a motion to certify for interlocutory appeal the order denying our motion to dismiss with respect to the claims relating to Section 2 of the Sherman Act, which appeal was denied by the U.S. Court of Appeals for the Third Circuit on March 5, 2015. On January 20, 2015, we filed an answer to Mylan’s complaint. Fact discovery closed in June 2016 and expert discovery closed in November 2016. On December 16, 2016, we moved for summary judgment, seeking a ruling that judgment be granted in our favor on all claims. The motion for summary judgment was argued on December 13, 2017. Supplemental briefing on the motion for summary judgment was filed on February 1, 2018. On October 3, 2018, the Court granted in part and denied in part our motion for summary judgment. In July

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019, the parties reached a confidential settlement under which Mylan's claims are to be dismissed with prejudice. The settlement amount was not materially different than the amount we had previously accrued for this matter as of June 30, 2019.

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

On October 2, 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. On February 26, 2018, we filed our opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. The plaintiffs filed their opposition to our motion for judgment on the pleadings on April 2, 2018, and we filed our reply on April 13, 2018. The plaintiffs filed their reply in support of their class certification motion on May 18, 2018. Fact discovery in these cases closed on May 17, 2018 and expert discovery closed on December 11, 2018. On October 30, 2018, the Court denied Plaintiffs’ Motion for Class Certification and Celgene’s motion for judgment on the pleadings. On December 14, 2018, the plaintiffs filed a new motion for class certification. Our opposition to Plaintiff’s new motion for class certification was filed on January 25, 2019 and the plaintiffs’ reply in support of their new motion for class certification was filed on February 15, 2019. In July 2019, the parties reached a settlement under which all the putative class plaintiff claims would be dismissed with prejudice; plaintiffs’ motion for preliminary approval of that settlement is currently pending before the Court. The settlement amount was not materially different than the amount we had previously accrued for this matter as of June 30, 2019.

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

HUMANA, INC (HUMANA): On May 16, 2018, Humana filed a lawsuit against us in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges we engage in unlawful off-label marketing in connection with sales of THALOMID® and REVLIMID® and asserts claims against us for fraud, breach of contract, negligent misrepresentation, unjust enrichment, and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. On June 13, 2018, we removed Humana’s lawsuit to the U.S. District Court for the Eastern District of Kentucky and, on July 11, 2018, filed a motion to dismiss Humana’s complaint in full. On July 12, 2018, Humana moved to remand the case to state court. On March 29, 2019, the lawsuit was remanded to Pike County Circuit Court of the Commonwealth of Kentucky. On April 25, 2019, Celgene filed a motion to transfer or dismiss Humana’s complaint, as well as a motion to transfer on forum non conveniens grounds. Humana filed its oppositions to the motions on May 28, 2019, and Celgene filed its replies on June 14, 2019. A hearing on the motions is scheduled for September 12, 2019.

On March 1, 2019, Humana filed a separate lawsuit against us in the United States District Court for the District of New Jersey. Humana’s complaint alleges that we violated various antitrust, consumer protection, and unfair competition laws to delay or prevent generic competition for our THALOMID® and REVLIMID® brand drugs, including (a) allegedly refusing to sell samples of our products to generic manufacturers for purposes of bioequivalence testing intended to be included in ANDAs for approval to market generic versions of these products; (b) allegedly bringing unjustified patent infringement lawsuits, procuring invalid patents, and/or entering into anticompetitive patent settlements; (c) allegedly securing an exclusive supply contract for supply of thalidomide active pharmaceutical ingredient. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. We filed a motion to dismiss Humana’s complaint on May 22, 2019. Humana filed its opposition to our motion to dismiss on July 1, 2019.

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

Merger Agreement with Bristol-Myers Squibb Company

On January 2, 2019, we entered into a definitive merger agreement with Bristol-Myers Squibb Company (Bristol-Myers Squibb) under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion, based on the closing price of Bristol-Myers Squibb shares of $52.43 on January 2, 2019 (Bristol-Myers Squibb - Celgene Merger). On April 12, 2019, the stockholders of each of Bristol-Myers Squibb and Celgene approved the Bristol-Myers Squibb - Celgene Merger. On July 29, 2019, Bristol-Myers Squibb announced that the European Commission (EC) has granted unconditional approval of the pending Bristol-Myers Squibb - Celgene Merger. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals.

Bristol-Myers Squibb and Celgene remain actively engaged in discussions with the U.S. Federal Trade Commission (FTC) on the FTC’s continued regulatory review of the pending Bristol-Myers Squibb - Celgene Merger. To allow the transaction to close on a timely basis in light of concerns raised by the FTC, Bristol-Myers Squibb is planning the divestiture of OTEZLA® (OTEZLA® Divestiture), which would be conditioned upon the closing of the pending Bristol-Myers Squibb - Celgene Merger. The OTEZLA® Divestiture is subject to further review by the FTC and requires that the parties enter into a consent decree with the FTC. Once the FTC accepts the consent order and the other customary closing conditions are satisfied, it is expected that the Bristol-Myers

Squibb - Celgene Merger will close at the earliest possible date. This is currently expected to be at the end of 2019 or the beginning of 2020.

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

Based on the closing price of Bristol-Myers Squibb stock of $52.43 on January 2, 2019, the cash and stock consideration to be received by Celgene stockholders at closing is valued at $102.43 per Celgene share and one Contingent Value Right (Bristol-Myers Squibb CVR). The Bristol-Myers Squibb CVR will entitle its holder to receive a one-time potential payment of $9.00 in cash upon U.S. Food and Drug Administration (FDA) approval of all three of ozanimod (by December 31, 2020), liso-cel (JCAR017) (by December 31, 2020) and ide-cel (bb2121) (by March 31, 2021), in each case for a specified indication. When completed, Bristol-Myers Squibb stockholders are expected to own approximately 69% of the combined company, and Celgene stockholders are expected to own approximately 31% of the combined company.

The transaction is not subject to a financing condition. The cash portion will be funded through a combination of cash on hand and proceeds from Bristol-Myers Squibb's debt financing.

On April 17, 2019, in connection with the Bristol-Myers Squibb - Celgene Merger, Bristol-Myers Squibb commenced an exchange offer for any and all outstanding notes issued by us (the “Celgene Notes”) for up to $19,850,000,000 aggregate principal amount of new notes to be issued by Bristol-Myers Squibb and cash. In conjunction with the exchange offer, Bristol-Myers Squibb concurrently solicited consents to adopt certain proposed amendments to each of the indentures governing the Celgene Notes to eliminate substantially all of the restrictive covenants in such indentures. On May 1, 2019, Bristol-Myers Squibb announced that the requisite number of consents had been received in order to adopt the proposed amendments with respect to the Celgene Notes. The amendments will only become operative upon closing of the exchange offers. The closing of the exchange offers is conditioned upon, among other things, the closing of the Bristol-Myers Squibb - Celgene Merger. The exchange offers are expected to close on or about the closing date for the Bristol-Myers Squibb - Celgene Merger.

In connection with the Bristol-Myers Squibb - Celgene Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $182 million and $229 million of such costs during the three- and six-month periods ended June 30, 2019, respectively, which were recorded as a component of Acquisition/integration related charges and restructuring, net, within the Consolidated Statement of Income. We expect to incur approximately $171 million of professional fees due upon closing of the Bristol-Myers Squibb - Celgene Merger and approximately $205 million of employee-related costs, a portion of which is due upon closing with the remainder subject to satisfaction of a specified service period.

In addition, certain significant provisions of our contractual arrangements will be triggered in connection with the closing of the Bristol-Myers Squibb - Celgene Merger. In particular, we had a collaboration agreement with BeiGene Limited (BeiGene) to develop and commercialize BeiGene's investigational anti-programmed cell death protein-1 (PD-1) inhibitor, tislelizumab (BGB-A317). The terms of such agreement provided for a termination payment in the event Celgene were to terminate the agreement under certain circumstances. In June 2019, we mutually agreed with BeiGene to terminate the collaboration agreement with BeiGene regaining full global rights to BGB-A317 and Celgene agreeing to pay $150 million to BeiGene in connection with the termination. See Note 14 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our collaboration arrangement with BeiGene.

In accordance with the terms of our acquisition of Impact Biomedicines, Inc. (Impact) in February 2018, certain not yet achieved regulatory and net sales related contingent consideration payments may be accelerated and payable to Impact within 45 days upon the closing of the Bristol-Myers Squibb - Celgene Merger. We expect that such accelerated contingent consideration payments would range from $0 to $300 million. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Impact.

Business Update

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, and VIDAZA®.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new product candidates. Our clinical trial activity includes trials across the disease areas of hematology, oncology, and inflammation and immunology. REVLIMID® is being evaluated in phase III trials covering a range of hematological malignancies. In May 2019, the FDA granted approval for REVLIMID® in combination with a rituximab product (R2) for the treatment of relapsed and/or refractory follicular or marginal zone lymphoma. We also submitted a supplemental New Drug Application (sNDA) to the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan for an additional indication and dosage/administration updates for R2 for relapsed and/or refractory indolent B-cell non-Hodgkin lymphoma (NHL). In January 2019 we also submitted an application with the European Medicines Agency (EMA) for approval in Europe. In May 2019, we announced that the EC approved REVLIMID® in combination with bortezomib and dexamethasone (RVd) in adult patients with previously untreated multiple myeloma who are not eligible for transplant and for POMALYST®/IMNOVID® in combination with bortezomib and dexamethasone (PVd) in adult patients with multiple myeloma who have received at least one prior treatment regimen including REVLIMID®. Within hematological malignancies, POMALYST® is in phase III and post-approval trials for relapsed and/or refractory multiple myeloma (RRMM). In May 2019, POMALYST® was granted Breakthrough Therapy Designation (BTD) from the FDA for the treatment of patients with human immunodeficiency virus (HIV)-positive and negative Kaposi sarcoma. In solid tumors, ABRAXANE® is being evaluated in combination with immuno-oncology (IO) agents in patients with non-small cell lung cancer (NSCLC) and triple-negative breast cancer (TNBC). In inflammation and immunology, in June 2019, we submitted a sNDA to the FDA for an OTEZLA® label update for the treatment of adult patients with moderate to severe scalp psoriasis. During July 2019, we announced that the FDA approved OTEZLA® for the treatment of oral ulcers associated with Behçet’s disease. We have also submitted a sNDA to the PMDA in Japan for OTEZLA® in Behçet’s disease. OTEZLA® is also being evaluated in phase III trials in pediatric psoriasis (SPROUT®) and mild to moderate psoriasis (ADVANCE™) and a Phase IIIb trial in genital psoriasis (DISCREET™) while continuing to be studied in psoriatic arthritis and plaque psoriasis.

We also have a growing number of potential products in phase III trials or that have completed phase III across multiple diseases. In the inflammation and immunology therapeutic area, in June 2019, we announced that the U.S. FDA accepted the New Drug Application (NDA) for ozanimod for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and set a Prescription Drug User Fee Act (PDUFA) date of March 25, 2020. In addition, the EMA also validated the Marketing Authorization Application (MAA) for ozanimod in relapsing-remitting multiple sclerosis (RRMS). A regulatory decision from the EMA is expected in the first half of 2020. Enrollment was completed for the phase III TRUE NORTHTM trial in ulcerative colitis (UC) in 2019 and is ongoing for the phase III YELLOWSTONETM trial in Crohn’s Disease (CD). In hematology, in March 2019, we announced that the U.S. FDA granted Priority Review designation for the NDA for fedratinib in patients with myelofibrosis. The PDUFA date for the submission is September 3, 2019. In June 2019, our Biologics License Application (BLA) was accepted by the FDA for luspatercept, which we are developing in collaboration with Acceleron Pharma, Inc. (Acceleron), in adult patients with very low to intermediate-risk myelodysplastic syndromes (MDS) associated anemia who have ring sideroblasts (RS+) and require red blood cell (RBC) transfusions and in adult patients with beta-thalassemia anemia who require RBC transfusions. The FDA granted Priority Review for the evaluation of the beta-thalassemia indication with a PDUFA date of December 4, 2019. The FDA also set a PDUFA date of April 4, 2020 for the MDS indication. In addition, the MAA has been accepted for review by the EMA.

The pivotal TRANSCEND NHL-001 and TRANSCEND WORLD trials evaluating liso-cel (lisocabtagene maraleucel) (JCAR017) in patients with 3L+ diffuse large B-cell lymphoma (DLBCL) and the pivotal PILOT trial in 2L transplant ineligible DLBCL are ongoing. The pivotal phase III TRANSFORMTM trial in 2L transplant eligible DLBCL and the pivotal phase II TRANSCEND CLL-004 trial in relapsed/refractory chronic lymphocytic leukemia (CLL) both initiated in the first half of 2019. In collaboration with bluebird bio, the pivotal study (KarMMaTM) evaluating ide-cel (bb2121) in RRMM is ongoing. The clinical program evaluating ide-cel (bb2121) in earlier lines of multiple myeloma (MM) is advancing, including the pivotal KarMMa-2TM trial in 2L MM and the phase III KarMMa-3TM trial in 3L+ MM. Phase III trials are also underway for CC-486 in MDS, acute myeloid leukemia (AML), and angioimmunoblastic T-Cell lymphoma (AITL). In solid tumors, we are supporting a phase III study of marizomib in newly diagnosed glioblastoma, sponsored by the European Organization for Research and the Treatment of Cancer (EORTC) in collaboration with the Canadian Cancer Trials Group (CCTG).

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2018 Annual Report on Form 10-K filed with the SEC. The following tables present significant developments in our pivotal and phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2019, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Pivotal and Phase III Trials:

Product Candidate	Trial	Disease Indication	Action
liso-cel (JCAR017)	TRANSFORMTM	2L TE DLBCL	Initiated
ide-cel (bb2121)	KarMMa-3TM	RRMM	Initiated

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
ozanimod	Relapsing multiple sclerosis	U.S.	FDA	Filed
ozanimod	Relapsing-remitting multiple sclerosis	Europe	EMA	Filed
luspatercept	Very low to intermediate-risk MDS-associated anemia with RS+ and require RBC transfusions	U.S.	FDA	Filed
luspatercept	Transfusion dependent beta-thalassemia-associated anemia	U.S.	FDA	Filed
luspatercept	Very low to intermediate-risk MDS-associated anemia with RS+, requiring RBC transfusions, and have received or are not eligible for erythropoiesis-stimulating agents	Europe	EMA	Filed
luspatercept	Transfusion dependent beta-thalassemia-associated anemia	Europe	EMA	Filed
OTEZLA®	Scalp psoriasis (label update)	U.S.	FDA	Filed
OTEZLA®	Oral ulcers associated with Behçet’s disease	U.S.	FDA	Approved
REVLIMID® in combination with a rituximab product (R2)	Previously treated follicular lymphoma or marginal zone lymphoma	U.S.	FDA	Approved

Financial Update

The following table summarizes Net product sales, Total revenue and earnings for the three-month periods ended June 30, 2019 and 2018 (dollar amounts in millions, except per share amounts):

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Net product sales	$4,399	$3,808	$591	15.5%
Total revenue	4,400	3,814	586	15.4%
Net income	1,571	1,045	526	50.3%
Diluted earnings per share	$2.16	$1.43	$0.73	51.0%

Total Net product sales for the three-month period ended June 30, 2019 increased by $591 million, or 15.5%, to approximately $4.4 billion compared to the three-month period ended June 30, 2018. The increase was comprised of net volume increases of $455 million, or 11.9%, and net price increases of $186 million, or 4.9%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, OTEZLA®, POMALYST®/IMNOVID® and ABRAXANE®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by net price decreases across international markets. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted Net product sales by $50 million, or (1.3)%.

Total revenue increased by $586 million, or 15.4%, to approximately $4.4 billion for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018, reflecting increases of $493 million, or 20.3%, in the United States and $93 million, or 6.7%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting Net income and diluted earnings per share for the three-month periods ended June 30, 2019 and 2018 are as follows:

	Income Statement Classification	Three-Month Periods Ended June 30,		Change
		2019	2018
Collaboration arrangements (see Note 14*)	Research and development	$100	$167	$(67)
Bristol-Myers Squibb - Celgene Merger Costs (see Note 1*)	Acquisition/integration related charges and restructuring, net	182	—	182
Juno acquisition costs (see Note 3*)	Acquisition/integration related charges and restructuring, net	—	27	(27)
Fair value adjustments on equity investments	Other (expense) income, net	(147)	(6)	(141)
Share-based compensation expense (see Notes 3 and 12*) (1)	Cost of goods sold, Research and development, and Selling, general and administrative	225	284	(59)

(1) Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $17 million and $3 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-month period ended June 30, 2019. Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $100 million and $50 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-month period ended June 30, 2018.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

The following table summarizes Net product sales, Total revenue and earnings for six-month periods ended June 30, 2019 and 2018 (dollar amounts in millions, except per share amounts):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Net product sales	$8,423	$7,339	$1,084	14.8%
Total revenue	8,425	7,352	1,073	14.6%
Net income	3,116	1,891	1,225	64.8%
Diluted earnings per share	$4.31	$2.52	$1.79	71.0%

Total Net product sales for the six-month period ended June 30, 2019 increased by approximately $1.1 billion, or 14.8%, to approximately $8.4 billion compared to the six-month period ended June 30, 2018. The increase was comprised of net volume increases of $963 million, or 13.1%, and net price increases of $219 million, or 3.0%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID®, OTEZLA® and ABRAXANE®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by net price decreases across international markets. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted Net product sales by $98 million, or (1.3)%.

Total revenue increased by approximately $1.1 billion, or 14.6%, to approximately $8.4 billion for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, reflecting increases of $834 million, or 17.7%, in the United States and $239 million, or 9.0%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting Net income and diluted earnings per share for the six-month periods ended June 30, 2019 and 2018 are as follows:

	Income Statement Classification	Six-Month Periods Ended June 30,		Change
		2019	2018
Collaboration arrangements (see Note 14*)	Research and development	$329	$414	$(85)
Research and development asset acquisition expenses (see Note 3*)	Research and development	—	1,125	(1,125)
Adjustment of clinical trial and development activity wind-down costs	Research and development	—	(60)	60
Bristol-Myers Squibb - Celgene Merger Costs (see Note 1*)	Acquisition/integration related charges and restructuring, net	229	—	229
Juno acquisition costs (see Note 3*)	Acquisition/integration related charges and restructuring, net	—	88	(88)
Fair value adjustments on equity investments	Other (expense) income, net	122	953	(831)
Share-based compensation expense (see Notes 3 and 12*) (1)	Cost of goods sold, Research and development, and Selling, general and administrative	482	685	(203)

(1) Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $34 million and $14 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the six-month period ended June 30, 2019. Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $233 million and $167 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the six-month period ended June 30, 2018.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Three-Month Periods Ended June 30, 2019 and 2018

Net Product Sales and Other Revenues

Net product sales and Other revenues for the three-month periods ended June 30, 2019 and 2018 were as follows:

REVLIMID®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$1,810	$1,586	$224	14.1%
International	922	867	55	6.3%
Worldwide	$2,732	$2,453	$279	11.4%

REVLIMID® net sales increased by $279 million, or 11.4%, to approximately $2.7 billion for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. Sales growth was primarily volume-driven due to increased global treatment duration and increased international market share. In the U.S., sales growth increased due to both price increases and unit sales. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$447	$341	$106	31.1%
International	172	166	6	3.6%
Worldwide	$619	$507	$112	22.1%

POMALYST®/IMNOVID® net sales increased by $112 million, or 22.1%, to $619 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to increased treatment duration in Europe and Japan. International volume growth was partially offset by net price decreases.

OTEZLA®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$399	$291	$108	37.1%
International	94	84	10	11.9%
Worldwide	$493	$375	$118	31.5%

OTEZLA® net sales increased by $118 million, or 31.5%, to $493 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. In the U.S., sales growth increased primarily due to unit sales increases as a result of the continuing impact of managed care contracts executed in 2018, which contributed to higher gross-to-net charges partially offsetting the increase in gross sales. Sales growth in international markets was primarily due to volume growth, led by Japan.

ABRAXANE®

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$207	$152	$55	36.2%
International	109	91	18	19.8%
Worldwide	$316	$243	$73	30.0%

ABRAXANE® net sales increased by $73 million, or 30.0%, to $316 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 primarily due to increases in global unit sales. In the U.S., sales growth increased due to both unit sales and price increases, driven by underlying demand. International volume growth was partially offset by net price decreases.

OTHER PRODUCT SALES

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$57	$55	$2	3.6%
International	182	175	7	4.0%
Worldwide	$239	$230	$9	3.9%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, and ISTODAX®, increased by $9 million primarily due to increases in IDHIFA®, generic azacitidine for injection and VIDAZA® net sales partially offset by decreased THALOMID® and ISTODAX® net sales.

Other Revenue: Other revenue decreased by $5 million to $1 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018.

Gross-to-Net Sales Accruals: We record gross-to-net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross-to-net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2018 Annual Report on Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2019 and 2018 were as follows:

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of March 31, 2019	$851	$444	$27	$29	$1,351
Allowances for sales during prior periods	(19)	(8)	—	1	(26)
Allowances for sales during 2019	322	524	81	8	935
Credits/deductions issued for sales during prior periods	(40)	(42)	(1)	(3)	(86)
Credits/deductions issued for sales during 2019	(234)	(494)	(74)	(2)	(804)
Balance as of June 30, 2019	$880	$424	$33	$33	$1,370

Balance as of March 31, 2018	$659	$316	$19	$15	$1,009
Allowances for sales during prior periods	(12)	—	—	—	(12)
Allowances for sales during 2018	281	390	59	4	734
Credits/deductions issued for sales during prior periods	(41)	(27)	—	(2)	(70)
Credits/deductions issued for sales during 2018	(207)	(373)	(57)	(1)	(638)
Balance as of June 30, 2018	$680	$306	$21	$16	$1,023

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2019 and 2018 are as follows:

Government rebate provisions increased by $34 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018, due to a $23 million increase in the U.S. market and an $11 million increase in international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $29 million due to an increase in Medicaid rebates (mostly in the managed care channel). This increase was partially offset by a $6 million decrease in the Medicare Part D Coverage Gap due to favorable adjustments recorded during the second quarter of 2019 due to the actual increase in the Medicare Part D Coverage Gap recorded during the first quarter of 2019 being less than anticipated. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $126 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. Chargebacks increased by $60 million and distributor service fees increased by $66 million. The increase in chargebacks was primarily due to higher sales volumes and higher rebate rates resulting from price increases. The distributor service fees increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $35 million of the increase, as well as an $8 million increase in commercial copayment program expense and a $5 million increase in the distributor service fees expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $22 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $16 million related to REVLIMID® as well as increases of $4 million and $2 million related to OTEZLA® and POMALYST®, respectively.

Provisions for Sales Returns and Allowances increased by $5 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 due to increased returns activity.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended June 30, 2019 and 2018 were as follows:

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$151	$126	$25	19.8%
Percent of Net product sales	3.4%	3.3%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $25 million to $151 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) remained virtually unchanged for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018.

Research and Development

	Three-Month Periods Ended June 30,		(Decrease)	Percent Change
	2019	2018
Research and development	$1,100	$1,251	$(151)	(12.1)%
Percent of Total revenue	25.0%	32.8%

Research and development expenses decreased by $151 million to approximately $1.1 billion for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. The decrease was primarily due to reduced expenses related to submission-related work on multiple programs as well as a $67 million reduction in expenses related to collaboration arrangements. Also contributing to the decrease in Research and development expenses was a decrease in share-based compensation expense of $45 million, primarily related to incremental expense recorded during the three-month period ended June 30, 2018 related to the acquisition of Juno. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing collaboration arrangements and asset acquisitions and associated obligations pursuant to such arrangements.

The following table provides a breakdown of Research and development expenses:

	Three-Month Periods Ended June 30,		Increase/(Decrease)	Percent Change
	2019	2018
Human pharmaceutical clinical programs	$564	$508	$56	11.0%
Other pharmaceutical programs	185	368	(183)	(49.7)%
Drug discovery and development	251	208	43	20.7%
Collaboration arrangements (See Note 14*)	100	167	(67)	(40.1)%
Total	$1,100	$1,251	$(151)	(12.1)%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Selling, general and administrative	$793	$790	$3	0.4%
Percent of Total revenue	18.0%	20.7%

Selling, general and administrative expenses increased by $3 million to $793 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. The increase in Selling, general and administrative expenses was primarily due an increase of $24 million in marketing related expenses. This increase was partially offset by a decrease in share-based compensation expense of $18 million, primarily related to incremental expense recorded in the second quarter of 2018 related to the acquisition of Juno, as well as a decrease of approximately $15 million in donations to independent non-profit patient assistance organizations in the U.S. recorded during the current period. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended June 30,		(Decrease)	Percent Change
	2019	2018
Amortization of acquired intangible assets	$109	$127	$(18)	(14.2)%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2019 and 2018:

	Three-Month Periods Ended June 30,		(Decrease)
Acquisitions	2019	2018
Abraxis	$88	$88	$—
Juno	21	21	—
Quanticel	—	18	(18)
Total amortization	$109	$127	$(18)

The $18 million reduction in amortization expense was due to the Quanticel intangible assets being fully amortized in the fourth quarter of 2018.

Acquisition/Integration Related Charges and Restructuring, Net

	Three-Month Periods Ended June 30,		(Decrease)/Increase	Percent Change
	2019	2018
Acquisition charges, net	$(38)	$34	$(72)	(211.8)%
Integration charges, net	174	—	174	N/A
Acquisition/integration related charges and restructuring, net	$136	$34	$102	300.0%

Acquisition/integration related charges and restructuring, net was a net charge of $136 million for the three-month period ended June 30, 2019, compared to a net charge of $34 million for the three-month period ended June 30, 2018. The net charge in 2019 primarily relates to $182 million of acquisition and integration preparation costs associated with the Bristol-Myers Squibb - Celgene Merger, which includes a $150 million charge associated with the termination of our collaboration agreement with BeiGene related to BGB-A317 in the second quarter of 2019. This charge was partially offset by benefits related to the decreases in the fair value of our contingent consideration and success payment liabilities of $25 million, primarily associated with the acquisition of Juno, and our liability related to publicly traded Abraxis contingent value rights (Abraxis CVRs) of $21 million that were issued as part of the acquisition of Abraxis BioScience, Inc (Abraxis). The net charge in 2018 primarily related to $27 million of acquisition and restructuring costs associated with the acquisition of Juno. See Note 1, Note 14, Note 6 and Note 3 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Bristol-Myers Squibb -

Celgene Merger, collaboration arrangements, contingent consideration and success payment liabilities, and our acquisition of Juno, respectively.

Other Income and Expenses

Other income and expense for the three-month periods ended June 30, 2019 and 2018 were as follows:

Interest and Investment Income, Net:

	Three-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Interest and investment income, net	$38	$9	$29	322.2%

Interest and investment income, net increased by $29 million to $38 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018 primarily due to higher investment balances as compared to the prior year period.

Interest (Expense):

	Three-Month Periods Ended June 30,		Increase/(Decrease)	Percent Change
	2019	2018
Interest (expense)	$(192)	$(192)	$—	—%

Interest (expense) remained unchanged for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt.

Other (Expense) Income, Net:

	Three-Month Periods Ended June 30,		Increase/(Decrease)
	2019	2018
Foreign exchange (losses), including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$—	$(4)	$4
Fair value adjustments on equity investments	(147)	(6)	(141)
Other	11	14	(3)
Total Other (expense) income, net	$(136)	$4	$(140)
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The Income tax provision decreased by $12 million to $250 million for the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018, primarily due to a decrease in our estimated effective tax rate, partially offset by an increase in income before taxes. The effective tax rate for the three-month period ended June 30, 2019 was 13.7%, a decrease of 6.3 percentage points from our effective tax rate of 20.0% for the three-month period ended June 30, 2018. The decrease in our effective tax rate was primarily due to non-recurring 2018 non-deductible research expenses incurred in our acquisition of Impact.

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

Six-Month Periods Ended June 30, 2019 and 2018

Net Product Sales and Other Revenues

Net product sales and Other revenues for the six-month periods ended June 30, 2019 and 2018 were as follows:

REVLIMID®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$3,496	$3,073	$423	13.8%
International	1,813	1,614	199	12.3%
Worldwide	$5,309	$4,687	$622	13.3%

REVLIMID® net sales increased by $622 million, or 13.3%, to approximately $5.3 billion for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. Sales growth was primarily volume-driven due to increased global treatment duration and increased international market share. In the U.S., sales growth increased due to both price increases and unit sales. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$837	$641	$196	30.6%
International	339	319	20	6.3%
Worldwide	$1,176	$960	$216	22.5%

POMALYST®/IMNOVID® net sales increased by $216 million, or 22.5%, to approximately $1.2 billion for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to increased treatment duration in Europe and Japan. International volume growth was partially offset by net price decreases.

OTEZLA®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$700	$567	$133	23.5%
International	182	161	21	13.0%
Worldwide	$882	$728	$154	21.2%

OTEZLA® net sales increased by $154 million, or 21.2%, to $882 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. In the U.S., sales growth increased primarily due to unit sales increases as a result of the continuing impact of managed care contracts executed in 2018, which contributed to higher gross-to-net charges partially offsetting the increase in gross sales. Sales growth in international markets was primarily due to volume growth, led by Japan. International volume growth was partially offset by net price decreases.

ABRAXANE®

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
U.S.	$403	$311	$92	29.6%
International	199	194	5	2.6%
Worldwide	$602	$505	$97	19.2%

ABRAXANE® net sales increased by $97 million, or 19.2%, to $602 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, primarily due to increases in global unit sales. In the U.S., sales growth increased due to both unit sales and price increases, driven by underlying demand. International volume growth was partially offset by net price decreases.

OTHER PRODUCT SALES

	Six-Month Periods Ended June 30,		(Decrease)/ Increase	Percent Change
	2019	2018
U.S.	$105	$112	$(7)	(6.3)%
International	349	347	2	0.6%
Worldwide	$454	$459	$(5)	(1.1)%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, and ISTODAX® decreased by $5 million primarily due to decreases in ISTODAX®, THALOMID® and VIDAZA® net sales partially offset by increased IDHIFA® and generic azacitidine for injection net sales.

Other Revenue: Other revenue decreased by $11 million to $2 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018.

Gross-to-Net Sales Accruals: We record gross-to-net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross-to-net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2018 Annual Report on Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2019 and 2018 were as follows:

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2018	$678	$429	$22	$47	$1,176
Allowances for sales during prior periods	(8)	(12)	—	9	(11)
Allowances for sales during 2019	694	1,071	149	10	1,924
Credits/deductions issued for sales during prior periods	(226)	(269)	(23)	(30)	(548)
Credits/deductions issued for sales during 2019	(258)	(795)	(115)	(3)	(1,171)
Balance as of June 30, 2019	$880	$424	$33	$33	$1,370

Balance as of December 31, 2017	$544	$270	$20	$15	$849
Allowances for sales during prior periods	(18)	(3)	—	—	(21)
Allowances for sales during 2018	578	760	115	6	1,459
Credits/deductions issued for sales during prior periods	(188)	(163)	(19)	(3)	(373)
Credits/deductions issued for sales during 2018	(236)	(558)	(95)	(2)	(891)
Balance as of June 30, 2018	$680	$306	$21	$16	$1,023

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2019 and 2018 are as follows:

Government rebate provisions increased by $126 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, due to a $90 million increase in the U.S. market and a $36 million increase in international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $58 million due to an increase in Medicaid rebates (mostly in the managed care channel) and $32 million due to an increase in the Medicare Part D Coverage Gap in 2019 to 70% effective during the first quarter of 2019, an increase of 20 percentage points compared to 2018. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $302 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. Chargebacks increased by $133 million and distributor service fees increased by $169 million. The increase in chargebacks was primarily due to higher sales volumes and higher rebate rates resulting from price increases. The distributor service fees increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $108 million of the increase, as well as a $30 million increase in commercial copayment program expense and a $9 million increase in the distributor service fees expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $34 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $22 million related to REVLIMID® as well as increases of $7 million and $5 million related to OTEZLA® and POMALYST®, respectively.

Provisions for sales returns and allowances increased by $13 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 as the current period included a $7 million increase in the OTEZLA® returns reserve allowance related to sales of shorter-dated inventory in early- to mid-2018.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the six-month periods ended June 30, 2019 and 2018 were as follows:

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$291	$261	$30	11.5%
Percent of Net product sales	3.5%	3.6%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $30 million to $291 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. As a percent of Net product sales, Cost of goods sold (excluding amortization of acquired intangible assets) remained virtually unchanged for the six-month period ended June 30, 2019 as compared to six-month period ended June 30, 2018.

Research and Development

	Six-Month Periods Ended June 30,		(Decrease)	Percent Change
	2019	2018
Research and development	$2,316	$3,454	$(1,138)	(32.9)%
Percent of Total revenue	27.5%	47.0%

Research and development expenses decreased by approximately $1.1 billion to approximately $2.3 billion for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The decrease was primarily due to $1.1 billion of research and development asset acquisition expense related to our purchase of Impact during the first quarter of 2018. Also contributing to the decrease in Research and development expense was a decrease in share-based compensation expense of $118 million, primarily related to incremental expense recorded during the six-month period ended June 30, 2018 related to the acquisition of Juno, as well as an $85 million reduction in expenses related to collaboration arrangements. These decreases were partially offset by a favorable adjustment of $60 million, which was recorded in the first quarter of 2018, related to the clinical trial and development activity wind-down costs associated with the discontinuation of the GED-0301 clinical trials in Crohn’s disease in the fourth quarter of 2017. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing collaboration arrangements and asset acquisitions and associated obligations pursuant to such arrangements.

The following table provides a breakdown of Research and development expenses:

	Six-Month Periods Ended June 30,		Increase/(Decrease)	Percent Change
	2019	2018
Human pharmaceutical clinical programs	$1,143	$976	$167	17.1%
Other pharmaceutical programs	362	618	(256)	(41.4)%
(Benefit) related to GED-0301 Trials	—	(60)	60	(100.0)%
Drug discovery and development	482	381	101	26.5%
Collaboration arrangements (See Note 14*)	329	414	(85)	(20.5)%
Research and development asset acquisition expenses (See Note 3*)	—	1,125	(1,125)	(100.0)%
Total	$2,316	$3,454	$(1,138)	(32.9)%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Six-Month Periods Ended June 30,		(Decrease)	Percent Change
	2019	2018
Selling, general and administrative	$1,566	$1,654	$(88)	(5.3)%
Percent of Total revenue	18.6%	22.5%

Selling, general and administrative expenses decreased by $88 million to approximately $1.6 billion for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The decrease in Selling, general and administrative expenses was primarily due to a decrease in share-based compensation expense of $92 million, primarily related to incremental expense recorded during the six-month period ended June 30, 2018 related to the acquisition of Juno, as well as a decrease of approximately $75 million in donations to independent non-profit patient assistance organizations in the U.S. recorded during the current period. These decreases were partially offset by an increase of $67 million in marketing related expenses. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Amortization of acquired intangible assets	$218	$214	$4	1.9%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2019 and 2018:

	Six-Month Periods Ended June 30,		Increase/(Decrease)
Acquisitions	2019	2018
Abraxis	$176	$126	$50
Gloucester	—	23	(23)
Juno	42	28	14
Pharmion	—	1	(1)
Quanticel	—	36	(36)
Total amortization	$218	$214	$4

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

Acquisition/Integration Related Charges and Restructuring, Net

	Six-Month Periods Ended June 30,		(Decrease)/Increase	Percent Change
	2019	2018
Acquisition charges, net	$36	$65	$(29)	(44.6)%
Integration charges, net	177	—	177	N/A
Acquisition/integration related charges and restructuring, net	$213	$65	$148	227.7%

Acquisition/integration related charges and restructuring, net was a net charge of $213 million for the six-month period ended June 30, 2019, compared to a net charge of $65 million for the six-month period ended June 30, 2018. The net charge in 2019 primarily relates to $229 million of acquisition and integration preparation costs associated with the Bristol-Myers Squibb - Celgene Merger, which includes a $150 million charge associated with the termination of our collaboration agreement with BeiGene related to BGB-A317 in the second quarter of 2019. This charge was partially offset by a benefit related to the decrease in the fair value of our contingent consideration and success payment liabilities of $25 million, primarily associated with the acquisition of Juno. The net charge in 2018 primarily related to $88 million of acquisition and restructuring costs associated with the acquisition of Juno, which were partially offset by a benefit related to the decrease in the fair value of our liability related to publicly traded Abraxis CVRs of $24 million that were issued as part of the acquisition of Abraxis. See Note 1, Note 14, Note 6 and Note 3 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Bristol-Myers Squibb - Celgene Merger, collaboration arrangements, contingent consideration and success payment liabilities, and our acquisition of Juno, respectively.

Other Income and Expenses

Other income and expense for the six-month periods ended June 30, 2019 and 2018 were as follows:

Interest and Investment Income, Net:

	Six-Month Periods Ended June 30,		Increase
	2019	2018		Percent Change
Interest and investment income, net	$72	$22	$50	227.3%

Interest and investment income, net increased by $50 million to $72 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 primarily due to higher investment balances as compared to the prior year period.

Interest (Expense):

	Six-Month Periods Ended June 30,		Increase	Percent Change
	2019	2018
Interest (expense)	$(384)	$(358)	$(26)	7.3%

Interest (expense) increased by $26 million to $384 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018 primarily due to the interest expense associated with the issuance of $4.5 billion of senior notes during February of 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt.

Other (Expense) Income, Net:

	Six-Month Periods Ended June 30,		(Decrease)
	2019	2018
Foreign exchange gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$1	$3	$(2)
Fair value adjustments on equity investments	122	953	(831)
Other	3	13	(10)
Total Other (expense) income, net	$126	$969	$(843)
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The Income tax provision increased by $73 million to $519 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, primarily due to an increase in income before income taxes, partially offset by a decrease in our estimated effective tax rate. The effective tax rate for the six-month period ended June 30, 2019 was 14.3%, a decrease of 4.8 percentage points from our effective tax rate of 19.1% for the six-month period ended June 30, 2018. The decrease in our effective tax rate was primarily due to non-recurring 2018 non-deductible research expenses incurred in our acquisition of Impact.

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

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of:

	June 30, 2019	December 31, 2018	Increase/(Decrease)
Financial assets:
Cash and cash equivalents	$7,214	$4,234	$2,980
Debt securities available-for-sale	613	496	117
Equity investments with readily determinable fair values	1,496	1,312	184
Total financial assets	$9,323	$6,042	$3,281
Debt:
Short-term borrowings and current portion of long-term debt	$—	$501	$(501)
Long-term debt, net of discount	19,790	19,769	21
Total debt	$19,790	$20,270	$(480)

Working capital (1)	$9,041	$5,083	$3,958

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2019, we held approximately $2.7 billion of these short-term funds in foreign tax jurisdictions. We expect to have access to this cash with minimal to no additional U.S. tax impact. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities, restrictions on distributions out of foreign tax jurisdictions and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Under the 2017 Tax Act, a company’s post-1986 previously untaxed foreign Earnings and Profits (E&P) was mandatorily deemed to be repatriated and taxed, which is also referred to as the toll charge. We have elected to pay the toll charge in annual installments over eight years through 2025.

Share Repurchase Program: As of June 30, 2019, we had remaining availability under our authorized common stock share repurchase program of $2.8 billion. We did not repurchase any shares of our common stock during the six-month period ended June 30, 2019.

Components of Working Capital

Cash and Cash Equivalents, Debt Securities Available-for-Sale and Equity Investments with Readily Determinable Fair Values: From time to time, we invest our excess cash primarily in money market funds, repurchase agreements, time deposits, commercial paper, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), ultra-short income fund investments, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as Debt securities available-for-sale. See Note 8 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report. The approximate $3.3 billion increase in Cash and cash equivalents, Debt securities available-for-sale and Equity investments with readily determinable fair values as of June 30, 2019 compared to December 31, 2018 was primarily due to approximately $3.6 billion of cash from operating activities for the six-month period ended June 30, 2019 partially offset by a $500 million repayment on the current portion of our long-term debt.

Accounts Receivable, Net: Accounts receivable, net increased by $385 million to approximately $2.5 billion as of June 30, 2019 compared to December 31, 2018. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

Inventory: Inventory balances increased by $6 million to $464 million as of June 30, 2019 compared to December 31, 2018.

Other Current Assets: Other current assets decreased by $56 million to $445 million as of June 30, 2019 compared to December 31, 2018 primarily due to a decrease of $50 million in prepaid taxes, $48 million in tax receivable and $15 million in the fair value of derivative instruments, partially offset by increases of $32 million in prepaid expense and $25 million of net other increases.

Commercial Paper: We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. As of June 30, 2019, we had available capacity to issue up to $2.0 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings and expires on April 25, 2023. As of June 30, 2019, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of June 30, 2019.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable and Accrued expenses and other current liabilities decreased by $43 million to approximately $3.4 billion as of June 30, 2019 compared to December 31, 2018. The decrease was primarily due to decreases of $94 million for compensation related accruals, $91 million for accounts payable, $74 million collaboration agreement accruals, $70 million related to success payment liabilities assumed through our acquisition of Juno, $60 million for contingent consideration accruals, which includes the net change in fair value (See Note 14, Note 6 and Note 3 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to collaboration arrangements, contingent consideration and success payment liabilities, and our acquisition of Juno, respectively). These decreases were partially offset by increases of $183 million for sales adjustments accruals, $82 million for current portion of operating leases obligations, $67 million for accrued legal expenses, and $14 million for net other increases.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $268 million to approximately $2.5 billion as of June 30, 2019 compared to December 31, 2018, primarily due to the current provision for income taxes of $598 million, which was partially offset by income tax payments of $331 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2019 and 2018 were as follows:

	Six-Month Periods Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$3,643	$904	$2,739
Net cash (used in) investing activities	(338)	(5,786)	5,448
Net cash (used in) financing activities	(321)	(643)	322

Operating Activities: Net cash provided by operating activities increased by approximately $2.7 billion to approximately $3.6 billion for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The increase in net cash provided by operating activities was primarily attributable to the approximate $1.1 billion initial payment made in 2018 for the acquisition of Impact and decreased working capital requirements in 2019 compared to 2018. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Impact acquisition.

Investing Activities: Net cash used in investing activities decreased by approximately $5.4 billion to $338 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The decrease in net cash used in investing activities was primarily due to approximately $8.6 billion of payments for the acquisition of Juno, net of cash acquired in 2018, partially offset by $116 million of net purchases of debt securities available-for-sale in 2019 compared to approximately $3.1 billion of net sales of debt securities available-for-sale in 2018. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Juno acquisition.

Financing Activities: Net cash used in financing activities decreased by $322 million to $321 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The decrease in net cash used in financing activities was primarily attributable to not repurchasing any shares of our common stock under our share repurchase program during 2019 compared to 2018 where we had payments of approximately $6.1 billion under our share repurchase program. See Note 4 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details. This decrease in net cash used in financing activities was partially offset by proceeds from the February 2018 debt issuance, which provided approximately $4.5 billion, as well as $995 million of net commercial paper borrowings under the Program in 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of June 30, 2019, our market risk sensitive instruments consisted of debt securities available-for-sale, equity investments with readily determinable fair values, our long-term debt and certain derivative contracts (See Notes 8, 6, 11 and 7 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details, respectively).

Debt Securities Available-for-Sale: As of June 30, 2019, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as Debt securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$613	$—	$—	$613
Fair value	613	—	—	613
Weighted average interest rate	2.6%	—%	—%	2.6%

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

Debt Obligations

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of June 30, 2019 and December 31, 2018. The carrying value of the current portion of long-term debt as of June 30, 2019 and December 31, 2018 includes:

	June 30, 2019	December 31, 2018
2.250% senior notes due 2019	$—	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after June 30, 2019 have an aggregate principal amount of $19.850 billion with varying maturity dates and interest rates. The principal amounts and carrying values of the long-term portion of these senior notes as of June 30, 2019 are summarized below:

	Principal Amount	Carrying Value
2.875% senior notes due 2020	$1,500	$1,498
3.950% senior notes due 2020	500	506
2.250% senior notes due 2021	500	498
2.875% senior notes due 2021	500	499
3.250% senior notes due 2022	1,000	1,030
3.550% senior notes due 2022	1,000	996
2.750% senior notes due 2023	750	747
3.250% senior notes due 2023	1,000	995
4.000% senior notes due 2023	700	727
3.625% senior notes due 2024	1,000	1,000
3.875% senior notes due 2025	2,500	2,486
3.450% senior notes due 2027	1,000	1,004
3.900% senior notes due 2028	1,500	1,490
5.700% senior notes due 2040	250	247
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	988
5.000% senior notes due 2045	2,000	1,976
4.350% senior notes due 2047	1,250	1,234
4.550% senior notes due 2048	1,500	1,476
Total long-term debt	$19,850	$19,790

As of June 30, 2019, the fair value of our outstanding debt was $21.352 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of June 30, 2019 and December 31, 2018 had settlement dates within 24 months and 30 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other comprehensive income (OCI) and reclassified to the Consolidated Statements of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of June 30, 2019 and December 31, 2018:

	Notional Amount
Foreign Currency	June 30, 2019	December 31, 2018
Australian Dollar	$17	$46
British Pound	22	82
Canadian Dollar	71	158
Euro	1,376	1,381
Japanese Yen	478	424
Total	$1,964	$2,091

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense) income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of June 30, 2019 and December 31, 2018 were $87 million and $347 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2019 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $185 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of June 30, 2019 and December 31, 2018 had settlement dates within 18 months and 24 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.
Outstanding foreign currency zero-cost collar contracts entered into to hedge forecasted revenue were as follows as of June 30, 2019 and December 31, 2018:

	Notional Amount (1)
	June 30, 2019	December 31, 2018
Foreign currency zero-cost collar contracts designated as hedging activity:
Purchased Put	$833	$1,933
Written Call	969	2,216
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.

We previously entered into foreign currency purchased put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such purchased put option contracts had a notional value of nil as of June 30, 2019 and December 31, 2018. We de-designated all of our purchased put option contracts prior to June 30, 2019.

Assuming that the June 30, 2019 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $49 million if the U.S. Dollar were to strengthen and decrease by approximately $39 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

Interest Rate Risk Management

Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of June 30, 2019 and December 31, 2018, we did not have any outstanding forward starting swaps or treasury rate locks.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in benchmark interest rates. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the carrying value of the notes recorded on the Consolidated Balance Sheets. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged all changes in fair value of the swap are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the derivative asset or liability on the Consolidated Balance Sheets. Consequently, there is no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense on the Consolidated Statements of Income. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations. We terminated all of our interest rate swap contracts prior to June 30, 2019.

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of June 30, 2019 and December 31, 2018:

	Notional Amount
	June 30, 2019	December 31, 2018
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$—	$200
3.450% senior notes due 2027	—	450
3.900% senior notes due 2028	—	200
Total	$—	$850

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2019 and 2018, and also terminated the hedging relationship by settling certain of those swap contracts during 2019 and 2018. In 2019, we settled $850 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $13 million during the six-month period ended June 30, 2019, which are accounted for as a reduction of current and future interest expense associated with these notes. During 2018, we settled $250 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $2 million during the year ended December 31, 2018, which were accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt from a change in interest rates indicated that a one percentage point increase in interest rates as of June 30, 2019 would have reduced the aggregate fair value of our net payable by approximately $1.6 billion. A one percentage point decrease as of June 30, 2019 would have increased the aggregate fair value of our net payable by approximately $1.9 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our product candidates are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. This process takes many years of effort without any assurance of ultimate success. Our product development efforts with respect to a product candidate may fail for many reasons, including:

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

Product liability claims could result in significant damage awards or settlements. Such claims can also be accompanied by consumer fraud claims or claims by third-party payers seeking reimbursement of the cost of our products. In addition, adverse determinations or settlements of product liability claims may result in suspension or withdrawal of a product marketing authorization or changes to our product labeling, including restrictions on therapeutic indications, inclusion of new contra-indications, warnings or precautions, which would have a material adverse effect on sales of such product. We have historically purchased product liability coverage from third-party carriers for a portion of our potential liability. Such insurance has become increasingly difficult and costly to obtain. In this context and in light of the strength of our balance sheet, we now self-insure these risks beginning in 2016. Product liability claims, regardless of their merits or ultimate outcome, are costly, divert management's attention, may harm our reputation and can impact the demand for our products. There can be no assurance that we will be able to recover under any existing third-party insurance policy or that such coverage will be adequate to fully cover all risks or damage awards or settlements. Additionally, if we are unable to meet our self-insurance obligations for claims that are more than we estimated or reserved for that require substantial expenditures, there could be a material adverse effect on our financial statements and results of operations.

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

The market for our shares of common stock may fluctuate significantly. The following key factors may have an adverse impact on the market price of our common stock:

•	results of our clinical trials or adverse events associated with our marketed products;

•	fluctuations in our commercial and operating results;

•	announcements of technical or product developments by us or our competitors;

•	market conditions for pharmaceutical and biotechnology stocks in particular;

•	changes or anticipated changes in laws and governmental regulations, including changes in tax, healthcare, environmental, competition and patent laws;

•	new accounting pronouncements or regulatory rulings;

•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

•	patent or proprietary rights developments;

•	changes in pricing and third-party reimbursement policies for our products;

•	the outcome of litigation involving our products, processes or intellectual property;

•	the existence and outcome of governmental investigations and proceedings;

•	regulatory actions that may impact our products or potential product candidates;

•	disruptions in our manufacturing processes or supply chain;

•	failure of our collaboration partners to successfully develop potential product candidates;

•	competition; and

•	investor reaction to announcements regarding business or product acquisitions.
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
In addition, completion of the merger is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under the antitrust laws of certain specified foreign jurisdictions. The governmental authorities from which these authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger, including other potential transactions in the health care industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger. As a condition to authorization of the merger or related transactions, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of Bristol-Myers Squibb’s business after completion of the merger. With respect to authorization of the merger in the U.S., Bristol-Myers Squibb and Celgene remain actively engaged in discussions with the U.S. Federal Trade Commission (FTC) on the FTC’s continued review of the proposed merger. To allow the transaction to close on a timely basis in light of concerns expressed by the FTC, Bristol-Myers Squibb is planning the divestiture of OTEZLA®, which would be conditioned upon the closing of the proposed merger. The divestiture is subject to further review by the FTC and requires that the parties enter into a consent decree with the FTC. Under the terms of the merger agreement, Bristol-Myers Squibb is not required, and we are not permitted without Bristol-Myers Squibb’s consent, to take any actions or agree to any terms or conditions that would have, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the financial condition, business or results of operations of Celgene, Bristol-Myers Squibb and their respective subsidiaries, taken as a whole, after giving effect to the completion of the merger.
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

•
the merger agreement places certain restrictions on the conduct of our business prior to completion of the merger, and such restrictions, the waiver of which is subject to the consent of Bristol-Myers Squibb, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger that we would have made, taken or pursued if these restrictions were not in place; and

•
matters relating to the merger (including integration planning and the planned divestiture of OTEZLA®) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From April 2009 through June 2019, our Board of Directors approved purchases of up to $28.5 billion of our common stock. Approved amounts exclude share purchase transaction fees.

As of June 30, 2019, we had a remaining purchase authorization of approximately $2.8 billion. We did not repurchase any shares of our common stock during the three-month period ended June 30, 2019.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Exhibit Description
4.1*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated October 7, 2010 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.2*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated August 9, 2012 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.3*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated August 6, 2013 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated May 15, 2014 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.5*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated August 12, 2015 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.6*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated August 10, 2017 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.7*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated November 9, 2017 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.8*	First Supplemental Indenture, dated May 1, 2019, to Indenture, dated February 20, 2018 by and between Celgene Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	July 30, 2019	By:	/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)