Form 10-Q
period 2019-09-30
CELGENE CORP /DE/
filed 2019-10-31
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-34912
CELGENE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware		22-2711928
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification No.

86 Morris Avenue
Summit,	NJ	07901
Address of Principal Executive Offices		Zip Code

(908)	673-9000
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

As of October 29, 2019, 711,714,480 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Revenue:
Net product sales	$4,518	$3,890	$12,941	$11,229
Other revenue	2	2	4	15
Total revenue	4,520	3,892	12,945	11,244
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	167	157	458	418
Research and development	1,167	1,081	3,483	4,535
Selling, general and administrative	781	746	2,347	2,400
Amortization of acquired intangible assets	109	127	327	341
Acquisition/integration related charges and restructuring, net	32	101	245	166
Total costs and expenses	2,256	2,212	6,860	7,860
Operating income	2,264	1,680	6,085	3,384
Other income and (expense):
Interest and investment income, net	45	8	117	30
Interest (expense)	(190)	(193)	(574)	(551)
Other (expense) income, net	(202)	(117)	(76)	852
Income before income taxes	1,917	1,378	5,552	3,715
Income tax provision	226	296	745	742
Net income	$1,691	$1,082	$4,807	$2,973
Net income per common share:
Basic	$2.38	$1.54	$6.81	$4.12
Diluted	$2.32	$1.50	$6.63	$4.02
Weighted average shares:
Basic	709.4	702.0	706.2	722.0
Diluted	729.5	719.7	725.5	740.4

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Net income	$1,691	$1,082	$4,807	$2,973
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33)	(2)	(34)	(14)

Net unrealized gains related to cash flow hedges:
Unrealized holding gains	80	54	119	181
Tax benefit	—	—	—	1
Unrealized holding gains, net of tax	80	54	119	182

Reclassification adjustment for (gains) losses included in net income	(18)	(13)	(62)	27
Tax (benefit)	(1)	—	(1)	(1)
Reclassification adjustment for (gains) losses included in net income, net of tax	(19)	(13)	(63)	26

Excluded component related to cash flow hedges:
Amortization of excluded component (gains)	(1)	(3)	(4)	(18)
Reclassification of realized excluded component losses to net income	2	6	5	23
Net reclassification adjustment included in net income	1	3	1	5

Net unrealized gains (losses) on debt securities available-for-sale:
Unrealized holding gains (losses)	—	—	1	(9)
Tax benefit	—	—	—	2
Unrealized holding gains (losses), net of tax	—	—	1	(7)

Reclassification adjustment for (gains) losses included in net income	—	—	(1)	18
Tax (benefit)	—	—	—	(4)
Reclassification adjustment for (gains) losses included in net income, net of tax	—	—	(1)	14
Total other comprehensive income	29	42	23	206
Comprehensive income	$1,720	$1,124	$4,830	$3,179

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,604	$4,234
Debt securities available-for-sale	14	496
Equity investments with readily determinable fair values	1,279	1,312
Accounts receivable, net of allowances of $52 and $38 as of September 30, 2019 and December 31, 2018, respectively	2,374	2,066
Inventory	451	458
Other current assets	732	501
Total current assets	14,454	9,067
Property, plant and equipment, net	1,415	1,367
Intangible assets, net	16,387	16,213
Goodwill	8,003	8,003
Other non-current assets	1,104	830
Total assets	$41,363	$35,480
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,498	$501
Accounts payable	421	418
Accrued expenses and other current liabilities	2,964	2,987
Income taxes payable	82	78
Current portion of deferred revenue	44	73
Total current liabilities	5,009	4,057
Deferred revenue, net of current portion	16	73
Income taxes payable	2,454	2,190
Deferred income tax liabilities	2,854	2,753
Other non-current liabilities	654	477
Long-term debt, net of discount	18,289	19,769
Total liabilities	29,276	29,319
Commitments and Contingencies (See Note 15)
Stockholders’ Equity
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value per share, 1,150.0 million shares authorized; issued 992.6 million and 981.5 million shares as of September 30, 2019 and December 31, 2018, respectively	10	10
Common stock in treasury, at cost; 281.2 million and 281.3 million shares as of September 30, 2019 and December 31, 2018, respectively	(26,334)	(26,336)
Additional paid-in capital	16,072	14,978
Retained earnings	22,366	17,559
Accumulated other comprehensive (loss)	(27)	(50)
Total stockholders’ equity	12,087	6,161
Total liabilities and stockholders’ equity	$41,363	$35,480

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine-Month Periods Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,807	$2,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	119
Amortization	344	346
Impairment charges	—	30
Deferred income taxes	(20)	(10)
Change in value of contingent consideration and success payments	(18)	74
Net loss on sales of debt securities available-for-sale	—	18
Fair value adjustments on equity investments	100	(830)
Share-based compensation expense	658	731
Share-based employee benefit plan expense	—	33
Derivative instruments	31	(11)
Other, net	(74)	(14)
Change in current assets and liabilities, excluding the effect of acquisitions and disposals:
Accounts receivable	(331)	(225)
Inventory	7	31
Other operating assets	(100)	(374)
Accounts payable and other operating liabilities	84	(66)
Income tax payable	265	(22)
Payment of contingent consideration	(29)	(22)
Deferred revenue	(51)	47
Net cash provided by operating activities	5,815	2,828
Cash flows from investing activities:
Proceeds from sales of debt securities available-for-sale	976	3,383
Purchases of debt securities available-for-sale	(493)	(240)
Capital expenditures	(197)	(232)
Proceeds from sales of equity investment securities	20	96
Purchases of equity investment securities	(107)	(176)
Payments for acquisition of business, net of cash acquired	—	(8,648)
Payment for acquisition of intangible asset	(400)	—
Net cash (used in) investing activities	(201)	(5,817)
Cash flows from financing activities:
Payment for treasury shares	—	(6,096)
Proceeds from short-term borrowing	—	5,709
Principal repayments on short-term borrowing	—	(5,710)
Proceeds from issuance of long-term debt	—	4,452
Principal repayments on current portion of long-term debt	(500)	—
Payment of contingent consideration	(82)	(40)
Net proceeds from share-based compensation arrangements	363	129
Net cash (used in) financing activities	(219)	(1,556)
Effect of currency rate changes on cash and cash equivalents	(25)	12
Net increase (decrease) in cash and cash equivalents	5,370	(4,533)
Cash and cash equivalents at beginning of period	4,234	7,013
Cash and cash equivalents at end of period	$9,604	$2,480

 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Nine-Month Periods Ended September 30,
	2019	2018
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on debt securities available-for-sale	$(1)	$9
Increase in acquired intangible asset relating to deferred taxes	119	—
Supplemental disclosure of cash flow information:
Interest paid	671	581
Income taxes paid	503	974

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balances as of December 31, 2018	$10	$(26,336)	$14,978	$17,559	$(50)	$6,161
Net income	—	—	—	1,545	—	1,545
Other comprehensive income	—	—	—	—	18	18
Exercise of stock options and conversion of restricted stock units	—	(12)	164	—	—	152
Issuance of common stock for employee benefit plans	—	50	(18)	—	—	32
Expense related to share-based compensation	—	—	257	—	—	257
Balances as of March 31, 2019	$10	$(26,298)	$15,381	$19,104	$(32)	$8,165
Net income	—	—	—	1,571	—	1,571
Other comprehensive (loss)	—	—	—	—	(24)	(24)
Exercise of stock options and conversion of restricted stock units	—	(33)	147	—	—	114
Expense related to share-based compensation	—	—	225	—	—	225
Balances as of June 30, 2019	$10	$(26,331)	$15,753	$20,675	$(56)	$10,051
Net income	—	—	—	1,691	—	1,691
Other comprehensive income	—	—	—	—	29	29
Exercise of stock options and conversion of restricted stock units	—	(3)	143	—	—	140
Expense related to share-based compensation	—	—	176	—	—	176
Balances as of September 30, 2019	$10	$(26,334)	$16,072	$22,366	$(27)	$12,087

Balances as of December 31, 2017	$10	$(20,243)	$13,806	$13,061	$287	$6,921
Net income	—	—	—	846	—	846
Other comprehensive (loss)	—	—	—	—	(45)	(45)
Exercise of stock options and conversion of restricted stock units	—	(9)	60	—	—	51
Shares purchased under share repurchase program	—	(2,725)	—	—	—	(2,725)
Issuance of common stock for employee benefit plans	—	31	3	—	—	34
Expense related to share-based compensation	—	—	208	—	—	208
Adoption of ASU 2014-09, ASU 2016-01, ASU 2018-03, ASU 2018-02, ASU 2016-16 (Note 1)	—	—	—	452	(570)	(118)
Balances as of March 31, 2018	$10	$(22,946)	$14,077	$14,359	$(328)	$5,172
Net income	—	—	—	1,045	—	1,045
Other comprehensive income	—	—	—	—	209	209
Exercise of stock options and conversion of restricted stock units	—	(59)	75	—	—	16
Shares purchased under share repurchase program	—	(2,695)	(600)	—	—	(3,295)
Expense related to share-based compensation	—	—	283	—	—	283
Balances as of June 30, 2018	$10	$(25,700)	$13,835	$15,404	$(119)	$3,430
Net income	—	—	—	1,082	—	1,082
Other comprehensive income	—	—	—	—	42	42
Exercise of stock options and conversion of restricted stock units	—	(15)	82	—	—	67
Shares purchased under share repurchase program	—	(600)	600	—	—	—
Expense related to share-based compensation	—	—	239	—	—	239
Balances as of September 30, 2018	$10	$(26,315)	$14,756	$16,486	$(77)	$4,860
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

Merger Agreement with Bristol-Myers Squibb Company

On January 2, 2019, we entered into a definitive merger agreement with Bristol-Myers Squibb Company (Bristol-Myers Squibb) under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion, based on the closing price of Bristol-Myers Squibb shares of $52.43 on January 2, 2019 (Bristol-Myers Squibb - Celgene Merger). On April 12, 2019, the stockholders of each of Bristol-Myers Squibb and Celgene approved the Bristol-Myers Squibb - Celgene Merger. On July 29, 2019, Bristol-Myers Squibb announced that the European Commission (EC) has granted unconditional approval of the pending Bristol-Myers Squibb - Celgene Merger. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals. Bristol-Myers Squibb and Celgene remain actively engaged in discussions with the U.S. Federal Trade Commission (FTC) on the FTC’s continued regulatory review of the pending Bristol-Myers Squibb - Celgene Merger. We expect the Bristol-Myers Squibb - Celgene Merger to close by the end of 2019.

The definitive merger agreement with Bristol-Myers Squibb includes restrictions on the conduct of our business prior to the completion of the merger or termination of the merger agreement, generally requiring us to conduct our business in the ordinary course consistent with past practice. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Bristol-Myers Squibb’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as required or expressly contemplated by the merger agreement, (ii) as required by applicable law or (iii) as set forth in the confidential disclosure schedule delivered by Celgene to Bristol-Myers Squibb, we may not, among other things, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property (subject to certain exceptions, including without limitation, acquisitions up to a specified individual amount and an aggregate limitation), dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

upon, among other things, the closing of the Bristol-Myers Squibb - Celgene Merger. The exchange offers are expected to close on or about the closing date for the Bristol-Myers Squibb - Celgene Merger.

In connection with the Bristol-Myers Squibb - Celgene Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $34 million and $263 million of such costs during the three- and nine-month periods ended September 30, 2019, respectively, which were recorded as a component of Acquisition/integration related charges and restructuring, net, within the Consolidated Statement of Income. We expect to incur approximately $163 million of professional fees due upon closing of the Bristol-Myers Squibb - Celgene Merger and approximately $205 million of employee-related costs, a portion of which is due upon closing with the remainder subject to satisfaction of a specified service period.

In addition, certain significant provisions of our contractual arrangements will be triggered in connection with the closing of the Bristol-Myers Squibb - Celgene Merger. In particular, we had a collaboration agreement with BeiGene Limited (BeiGene) to develop and commercialize BeiGene's investigational anti-programmed cell death protein-1 (PD-1) inhibitor, tislelizumab (BGB-A317). The terms of such agreement provided for a termination payment in the event Celgene were to terminate the agreement under certain circumstances. In June 2019, we and BeiGene mutually terminated the collaboration agreement with BeiGene regaining full global rights to BGB-A317 and Celgene paying $150 million to BeiGene in connection with the termination. See Note 14 for additional details related to our collaboration arrangement with BeiGene.

In accordance with the terms of our acquisition of Impact Biomedicines, Inc. (Impact) in February 2018, certain not yet achieved regulatory and net sales related contingent consideration payments may be accelerated and payable to the former shareholders of Impact within 45 days upon the closing of the Bristol-Myers Squibb - Celgene Merger. We expect that such accelerated contingent consideration payments would range from $0 to $300 million. See Note 3 for additional details related to our acquisition of Impact.

OTEZLA® Divestiture

To allow the Bristol-Myers Squibb - Celgene Merger to close on a timely basis in light of concerns raised by the FTC, Bristol-Myers Squibb announced on June 24, 2019, that it is planning to divest OTEZLA® subject to the closing of the Bristol-Myers Squibb - Celgene Merger. Accordingly, on August 25, 2019, Celgene entered into an agreement with Amgen Inc. (Amgen) under which Amgen would acquire the OTEZLA® (apremilast) product line and related intellectual property, including any patents that primarily cover apremilast, and other specified assets and liabilities related to the OTEZLA® (apremilast) product line for $13.4 billion in cash (OTEZLA® Divestiture). The closing of the OTEZLA® Divestiture is contingent upon Bristol-Myers Squibb and Celgene entering into a consent decree with the FTC, the closing of the Bristol-Myers Squibb - Celgene Merger, and the satisfaction of other customary closing conditions. See Note 2 for OTEZLA® net product sales for the three- and nine-month periods ended September 30, 2019 and 2018.

For periods subsequent to the closing of the OTEZLA® Divestiture, we have entered into a contract manufacturing agreement with Amgen (CMA) to provide OTEZLA® finished goods to Amgen (CMA Services). The CMA Services are being provided at cost for a period of up to 24 months, with additional extensions available. In addition, we have also entered into a transition services agreement with Amgen (TSA) to provide certain services (TSA Services) subsequent to the closing of the OTEZLA® Divestiture. The TSA Services primarily include information technology, finance and accounting, human resources, supply chain and other corporate support services. The TSA Services are being provided at cost for a period of up to 24 months, with additional extensions available.

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
(1) As of September 30, 2019, Celgene did not have any leases classified as finance leases.
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

The New Lease Accounting Standard had an impact on our Consolidated Balance Sheets as of January 1, 2019 and September 30, 2019, with the recognition of ROU assets in the amount of $293 million and $255 million, respectively, and the recognition of operating lease liabilities of $323 million and $282 million, respectively. However, the New Lease Accounting Standard did not have any significant impact on our Consolidated Statements of Income for any period. There was no material tax impact of adopting the New Lease Accounting Standard.

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

New accounting standards which have not yet been adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. We do not expect the guidance to have a material impact on our results of operations.

In November 2018, the FASB issued Accounting Standards Update No. 2018-18, “Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). The issuance of ASU 2014-09 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (1) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASU 2014-09 when the collaboration arrangement participant is a customer, (2) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer and (3) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. The new standard will be effective for us on January 1, 2020. We do not expect the guidance to have a material impact on our results of operations.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying our performance obligations, we consider all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. Generally, our contracts with customers require us to transfer an individual distinct product, which would represent a single performance obligation. In limited situations, our contracts with customers will require us to transfer two or more distinct products, which would represent multiple performance obligations for each distinct product. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. In determining our standalone selling prices for our products, we utilize observable prices for our goods sold separately in similar circumstances and to customers in the same geographical region or market. Our performance obligations with respect to our product sales are satisfied at a point in time, which transfer control upon delivery of product to our customers. We consider control to have transferred upon delivery because the customer has legal title to the asset, we have transferred physical possession of the asset, the customer has significant risks and rewards of ownership of the asset, and in most instances we have a present right to payment at that time. The aggregate dollar value of unfulfilled orders as of September 30, 2019 was not material.

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

Contract Balances

When the timing of our delivery of product is different from the timing of payments made by the customers, we recognize either a contract asset (performance precedes the contractual due date) or a contract liability (customer payment precedes performance). There were no significant changes in our contract asset or liability balances during the three- and nine-month periods ended September 30, 2019 and September 30, 2018 other than from transactions in the ordinary course of operating activities as described above.

Contract Assets

In limited situations, certain customer contractual payment terms require us to bill in arrears; thus, we satisfy some or all of our performance obligations before we are contractually entitled to bill the customer. In these situations, billing occurs subsequent to revenue recognition, which results in a contract asset. We reflect these contract assets as a component of Other current assets on the Consolidated Balance Sheet. For example, certain of our contractual arrangements do not permit us to bill until the product is sold through to the end-customer. As of September 30, 2019 and December 31, 2018, such contract assets were $47 million and $36 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Liabilities

In other limited situations, certain customer contractual payment terms allow us to bill in advance; thus, we receive customer cash payment before satisfying some or all of its performance obligations. In these situations, billing occurs in advance of revenue recognition, which results in contract liabilities. We reflect these contract liabilities as Deferred revenue on our Consolidated Balance Sheet. For example, certain of our contractual arrangements provide the customer with free product after the customer has purchased a contractual minimum amount of product. We concluded the free product represents a future performance obligation in the form of a contractual material right. As such, we defer a portion of the transaction price as a contract liability upon each sale of product until the contractual minimum volume is achieved. As we satisfy our remaining performance obligations, we release a portion of the deferred revenue balance. As of September 30, 2019 and December 31, 2018, such contract liabilities were $56 million and $137 million, respectively. Revenue recognized for the nine-month period ended September 30, 2019 that was reflected in the deferred revenue balance as of December 31, 2018 was $62 million. Revenue recognized for the nine-month period ended September 30, 2018 that was reflected in the deferred revenue balance at the beginning of 2018 was $35 million.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Gross Product Sales	$5,476	$4,654	$15,812	$13,431
Gross-to-Net Adjustments:
Government Rebates	(329)	(249)	(1,015)	(809)
Chargebacks and Distributor Services Fees	(552)	(449)	(1,611)	(1,206)
Sales Discounts	(87)	(62)	(236)	(177)
Sales Returns and Allowances	10	(4)	(9)	(10)
Total Gross-to-Net Adjustments	(958)	(764)	(2,871)	(2,202)
Net Product Sales	$4,518	$3,890	$12,941	$11,229

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenues from external customers by our franchises (Hematology / Oncology and Inflammation & Immunology), product and geography for the three- and nine-month periods ended September 30, 2019 and 2018 were as follows:

		Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
		2019	2018	2019	2018
Hematology / Oncology:
REVLIMID®
	U.S.	$1,902	$1,667	$5,398	$4,740
	International	868	782	2,681	2,396
	Worldwide	2,770	2,449	8,079	7,136
POMALYST®/IMNOVID®
	U.S.	469	357	1,306	998
	International	195	156	534	475
	Worldwide	664	513	1,840	1,473
ABRAXANE®
	U.S.	206	174	609	485
	International	112	114	311	308
	Worldwide	318	288	920	793
VIDAZA®
	U.S.	2	2	7	7
	International	146	137	456	451
	Worldwide	148	139	463	458
All Other
	U.S.	55	52	155	159
	International	16	17	55	50
	Worldwide	71	69	210	209
Total Hematology / Oncology:
	U.S.	2,634	2,252	7,475	6,389
	International	1,337	1,206	4,037	3,680
	Worldwide	3,971	3,458	11,512	10,069

Inflammation & Immunology:
OTEZLA®
	U.S.	445	348	1,145	915
	International	102	84	284	245
	Worldwide	547	432	1,429	1,160

Total net product sales
	U.S.	3,079	2,600	8,620	7,304
	International	1,439	1,290	4,321	3,925
	Worldwide	4,518	3,890	12,941	11,229

Other revenue		2	2	4	15

Total revenue		$4,520	$3,892	$12,945	$11,244

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

The consideration included an initial payment of approximately $1.1 billion. In addition, the former shareholders of Impact were eligible to receive contingent consideration based upon regulatory approvals of up to $1.4 billion and contingent consideration of up to $4.5 billion based upon the achievement of sales in any four consecutive calendar quarters between $1.0 billion and $5.0 billion. The acquisition of Impact was concentrated in one single identifiable asset and thus, for accounting purposes, we have concluded that the acquired assets do not meet the accounting definition of a business. The initial payment was allocated primarily to fedratinib, resulting in a $1.1 billion research and development asset acquisition expense and the balance of approximately $7 million was allocated to the remaining net assets acquired.

In August 2019, the FDA approved INREBIC® (fedratinib) for the treatment of adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia) myelofibrosis (MF). As a result of the FDA approval, in accordance with the terms of our acquisition of Impact, we made a $400 million contingent consideration payment to the former shareholders of Impact, which has been capitalized as a definite lived intangible asset. See Note 10 for additional information regarding this asset. Further, in accordance with the terms of our acquisition of Impact, certain other not yet achieved regulatory and net sales related contingent consideration payments may be accelerated and payable to the former shareholders of Impact within 45 days upon the closing of the Bristol-Myers Squibb - Celgene Merger. We expect that such accelerated contingent consideration payments would range from $0 to $300 million.

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

Total consideration for the acquisition was approximately $10.4 billion, consisting of $9.1 billion for common stock outstanding, $966 million for the fair value of our investment in Juno and $367 million for the portion of equity compensation attributable to the pre-combination service period. In addition, the fair value of the awards attributed to post-combination service period was $666 million, which will be recognized as compensation expense over the requisite service period in our post-combination financial statements. We recognized $19 million and $67 million of post combination share-based compensation for the three- and nine-month periods ended September 30, 2019, respectively. We recognized $87 million and $487 million of post combination share-based compensation for the three- and nine-month periods ended September 30, 2018, respectively.

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

Juno's actual operating results represent a partial period in fiscal 2018, from the acquisition date of March 6, 2018 through September 30, 2018. A net loss of $790 million was included in such period, including share-based compensation charges of $487 million and $98 million of acquisition related charges.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Financial Information for the Juno Acquisition:

The following table provides unaudited pro forma financial information for the nine-month period ended September 30, 2018 as if the Juno Acquisition had occurred on January 1, 2017.

Nine-Month Period Ended September 30, 2018
Total revenue	$11,254
Net income	2,947

Net income per common share: basic	$4.08
Net income per common share: diluted	$3.98

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Celgene and Juno. The supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•	Elimination of research related cost sharing transactions between Celgene and Juno;

•
The pro forma financial information assumes that the acquisition related transaction fees and costs, including post combination share-based compensation related to the acquisition, were removed from the nine-month period ended September 30, 2018 and were assumed to have been incurred during the first quarter of 2017;

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

4. Earnings Per Share

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(Amounts in millions, except per share)	2019	2018	2019	2018
Net income	$1,691	$1,082	$4,807	$2,973
Weighted-average shares:
Basic	709.4	702.0	706.2	722.0
Effect of dilutive securities:
Options, restricted stock units, performance stock units and other	20.1	17.7	19.3	18.4
Diluted	729.5	719.7	725.5	740.4
Net income per share:
Basic	$2.38	$1.54	$6.81	$4.12
Diluted	$2.32	$1.50	$6.63	$4.02

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 35.8 million and 41.0 million shares for the three-month periods ended September 30, 2019 and 2018, respectively, and 36.3 million and 43.2 million shares for the nine-month periods ended September 30, 2019 and 2018, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program: As of September 30, 2019, we had remaining availability under our authorized common stock share repurchase program of $2.8 billion. We did not repurchase any shares of our common stock during the nine-month period ended September 30, 2019.

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

The accumulated balances related to each component of other comprehensive (loss), net of tax, are summarized as follows:

	Pension Liability Adjustment	Net Unrealized Gains (Losses) On Debt Securities Available-for-Sale(1)	Net Unrealized Gains (Losses) Related to Cash Flow Hedges	Amortization of Excluded Component Related to Cash Flow Hedges	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$(28)	$3	$42	$(7)	$(60)	$(50)
Other comprehensive income (loss) before reclassifications, net of tax	—	1	119	(4)	(34)	82
Reclassified (gains) losses from accumulated other comprehensive income (loss), net of tax	—	(1)	(63)	5	—	(59)
Net current-period other comprehensive income (loss), net of tax	—	—	56	1	(34)	23
Balance as of September 30, 2019	$(28)	$3	$98	$(6)	$(94)	$(27)

Balance as of December 31, 2017	$(22)	$562	$(206)	$(15)	$(32)	$287
Cumulative effect adjustment for the adoption of ASU 2016-01 and ASU 2018-02	—	(566)	(4)	—	—	(570)
Other comprehensive (loss) income before reclassifications, net of tax	—	(7)	182	(18)	(14)	143
Reclassified losses from accumulated other comprehensive income, net of tax	—	14	26	23	—	63
Net current-period other comprehensive income (loss), net of tax	—	7	208	5	(14)	206
Balance as of September 30, 2018	$(22)	$3	$(2)	$(10)	$(46)	$(77)

(1) Balances as of December 31, 2017 are prior to the adoption of ASU 2016-01 and, as such, include equity securities with readily determinable fair values. Upon adoption of ASU 2016-01, we recorded a cumulative effect adjustment for our net unrealized gains related to our equity securities with readily determinable fair values as of January 1, 2018. Therefore, the net unrealized gains (losses) position as of September 30, 2018 solely relate to debt securities available-for-sale.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income Components	Classification in the Consolidated Statements of Income	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
		2019	2018	2019	2018
Gains (losses) related to cash-flow hedges:
Foreign exchange contracts	Net product sales	$19	$14	$65	$(24)
Treasury rate lock agreements	Interest (expense)	(2)	(1)	(4)	(3)
Interest rate swap agreements	Interest (expense)	1	—	1	—
	Income tax provision - (expense) benefit	1	—	1	1

Excluded component related to cash-flow hedges:
Foreign exchange contracts	Net product sales	(1)	(3)	(1)	(5)

Gains (losses) on debt securities available-for-sale:
Realized gain (loss) on sales of debt securities available-for-sale	Interest and investment income, net(1)	—	—	1	(18)
	Income tax provision - (expense) benefit(1)	—	—	—	4
Total reclassification, net of tax		$18	$10	$63	$(45)

(1) We use a specific identification approach to release the realized gain (loss) on sales of debt securities available-for-sale and income tax effects into Accumulated other comprehensive (loss).
6. Financial Instruments and Fair Value Measurement

The tables below present information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and the valuation techniques we utilized to determine such fair value.

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

Our contingent consideration obligations are recorded at their estimated fair values and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements are estimated using probability-weighted discounted cash flow approaches that are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly. These inputs include, as applicable, estimated probabilities and timing of achieving specified development and regulatory milestones, estimated annual sales and the discount rate used to calculate the present value of estimated future payments. Significant changes which increase or decrease the probabilities of achieving the related development and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would result in corresponding increases or decreases in the fair values of these obligations. The fair value of our contingent consideration as of September 30, 2019 and December 31, 2018 was calculated using the following significant unobservable inputs:

Inputs	Ranges (weighted average) utilized as of:
	September 30, 2019	December 31, 2018
Discount rate	3.6% to 4.8% (4.2%)	3.6% to 4.8% (4.3%)
Probability of payment	0% to 68% (4%)	0% to 68% (5%)
Projected year of payment for development and regulatory milestones	2020 to 2029 (2024)	2020 to 2029 (2024)
Projected year of payment for sales-based milestones and other amounts calculated as a percentage of annual sales	N/A	N/A

The maximum remaining potential payments related to the contingent consideration from the acquisitions of Gloucester, Avila, Quanticel and those assumed in the Juno Acquisition are estimated to be $120 million, $475 million, $214 million and $280 million, respectively, and $1.8 billion plus other amounts calculated as a percentage of annual sales pursuant to the license agreement with Nogra.

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

The following tables present the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements as of September 30, 2019
	Balance as of September 30, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$14	$—	$14	$—
Equity investments with readily determinable fair values	1,279	1,279	—	—
Forward currency contracts	106	—	106	—
Zero-cost collar currency contracts	15	—	15	—
Total assets	$1,414	$1,279	$135	$—
Liabilities:
Contingent value rights	$(25)	$(25)	$—	$—
Other acquisition related contingent consideration	(98)	—	—	(98)
Total liabilities	$(123)	$(25)	$—	$(98)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements as of December 31, 2018
	Balance as of December 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities available-for-sale	$496	$—	$496	$—
Equity investments with readily determinable fair values	1,312	1,312	—	—
Forward currency contracts	78	—	78	—
Total assets	$1,886	$1,312	$574	$—
Liabilities:
Contingent value rights	$(19)	$(19)	$—	$—
Interest rate swaps	(10)	—	(10)	—
Zero-cost collar currency contracts	(1)	—	(1)	—
Other acquisition related contingent consideration and success payments	(163)	—	—	(163)
Total liabilities	$(193)	$(19)	$(11)	$(163)

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

Nine-Month Period Ended September 30, 2019
Balance as of December 31, 2018	$545
Purchases	58
Upward adjustments	35
Sales	(15)
Downward adjustments and impairments	(52)
Transfer to readily determinable fair value	(18)
Balance as of September 30, 2019	$553

Nine-Month Period Ended September 30, 2018
Balance as of December 31, 2017	$513
Cumulative effect adjustment for the adoption of ASU 2018-03	59
Purchases	55
Upward adjustments	41
Sales	(23)
Downward adjustments and impairments	(117)
Transfer to readily determinable fair value	(41)
Balance as of September 30, 2018	$487

For equity investments without a readily determinable fair value held as of September 30, 2019, cumulative upward adjustments and downward adjustments and impairments since the adoption of ASU 2016-01 for the period January 1, 2018 through September 30, 2019 were $101 million and $186 million, respectively.

For equity investments with and without readily determinable fair values held as of September 30, 2019, we recorded net unrealized losses of $221 million and $101 million within Other (expense) income, net on the Consolidated Statements of Income for the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

three- and nine-month periods ended September 30, 2019, respectively. For equity investments with and without readily determinable fair values held as of September 30, 2018, we recorded a net unrealized loss of $123 million and a net unrealized gain of $312 million within Other (expense) income, net on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2018, respectively.

There were no security transfers between levels 1, 2 and 3 during the three-month periods ended September 30, 2019 and 2018. The following tables represent a roll-forward of the fair value of level 3 instruments:

Three-Month Period Ended September 30, 2019
Liabilities:
Balance as of June 30, 2019	$(98)
Net change in fair value	—
Settlements, including transfers to Accrued expenses and other current liabilities	—
Balance as of September 30, 2019	$(98)

Three-Month Period Ended September 30, 2018
Liabilities:
Balance as of June 30, 2018	$(193)
Net change in fair value	(46)
Settlements, including transfers to Accrued expenses and other current liabilities	70
Balance as of September 30, 2018	$(169)

There were no security transfers between levels 1, 2 and 3 during the nine-month periods ended September 30, 2019 and 2018. The following table represents a roll-forward of the fair value of level 3 instruments:

Nine-Month Period Ended September 30, 2019
Liabilities:
Balance as of December 31, 2018	$(163)
Net change in fair value	25
Settlements, including transfers to Accrued expenses and other current liabilities	40
Balance as of September 30, 2019	$(98)

Nine-Month Period Ended September 30, 2018
Liabilities:
Balance as of December 31, 2017	$(80)
Amounts acquired from Juno, including measurement period adjustments	(116)
Net change in fair value	(45)
Settlements, including transfers to Accrued expenses and other current liabilities	72
Balance as of September 30, 2018	$(169)

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of September 30, 2019 and December 31, 2018 had settlement dates within 21 months and 30 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other Comprehensive Income (OCI) and reclassified to the Consolidated Statements of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of September 30, 2019 and December 31, 2018:

	Notional Amount
Foreign Currency	September 30, 2019	December 31, 2018
Australian Dollar	$22	$46
British Pound	5	82
Canadian Dollar	115	158
Euro	964	1,381
Japanese Yen	543	424
Total	$1,649	$2,091

 We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of September 30, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense) income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of September 30, 2019 and December 31, 2018 were $314 million and $347 million, respectively.

Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of September 30, 2019 and December 31, 2018 had settlement dates within 15 months and 24 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.

Outstanding foreign currency zero-cost collar contracts entered into to hedge forecasted revenue were as follows as of September 30, 2019 and December 31, 2018:

	Notional Amount (1)
	September 30, 2019	December 31, 2018
Foreign currency zero-cost collar contracts designated as hedging activity:
Purchased Put	$791	$1,933
Written Call	916	2,216
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We previously entered into foreign currency purchased put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such purchased put option contracts had a notional value of nil as of September 30, 2019 and December 31, 2018. We de-designated all of our purchased put option contracts prior to September 30, 2019.
Interest Rate Risk Management
Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of September 30, 2019 and December 31, 2018, we did not have any outstanding forward starting swaps or treasury rate locks.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in benchmark interest rates. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the carrying value of the notes recorded on the Consolidated Balance Sheets. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged all changes in fair value of the swap are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the derivative asset or liability on the Consolidated Balance Sheets. Consequently, there is no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense on the Consolidated Statements of Income. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations. We terminated all of our interest rate swap contracts prior to September 30, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of September 30, 2019 and December 31, 2018:

	Notional Amount
	September 30, 2019	December 31, 2018
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$—	$200
3.450% senior notes due 2027	—	450
3.900% senior notes due 2028	—	200
Total	$—	$850

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2019 and 2018, and also terminated the hedging relationship by settling certain of those swap contracts during 2019 and 2018. In 2019, we settled $850 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $13 million during the nine-month period ended September 30, 2019, which are accounted for as a reduction of current and future interest expense associated with these notes. During 2018, we settled $250 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $2 million during the year ended December 31, 2018, which were accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 for additional details related to reductions of current and future interest expense.

The following tables summarize the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2019 and December 31, 2018:

		September 30, 2019
	Balance Sheet Location	Fair Value
Instrument		Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	$114	$18
	Other non-current assets	19	2
	Other non-current liabilities	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	20	1
	Accrued expenses and other current liabilities	2	13
Interest rate swap agreements	Other current assets	—	—
Total		$155	$34

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

As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
Consolidated Balance Sheet Classification in Which the Hedged Item Is Included	September 30, 2019 (1)	December 31, 2018 (1)	September 30, 2019 (2)	December 31, 2018 (2)
Current portion of long-term debt, net of discount	$—	$501	$—	$2
Long-term debt, net of discount	8,239	8,227	95	90

(1) The current portion of long-term debt, net of discount, includes nil and $501 million of carrying value with discontinued hedging relationships as of September 30, 2019 and December 31, 2018, respectively. The Long-term debt, net of discount includes approximately $8.2 billion and $3.3 billion of carrying value with discontinued hedging relationships as of September 30, 2019 and December 31, 2018, respectively.

(2) The current portion of long-term debt, net of discount, includes nil and $2 million of discontinued hedging relationships at September 30, 2019 and December 31, 2018, respectively. The Long-term debt, net of discount includes $95 million and $107 million of hedging adjustment on discontinued hedging relationships on long-term debt as of September 30, 2019 and December 31, 2018, respectively.

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in AOCI for the three-month periods ended September 30, 2019 and 2018:

	Three-Month Period Ended September 30, 2019
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$80	Net product sales	$19	Net product sales	$(1)
Treasury rate lock agreements	—	Interest (expense)	(2)	N/A	—
Forward starting interest rate swaps	—	Interest (expense)	1	N/A	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) Net gains of $93 million are expected to be reclassified from AOCI into income in the next 12 months.

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

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments in AOCI for the nine-month periods ended September 30, 2019 and 2018:

	Nine-Month Period Ended September 30, 2019
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$119	Net product sales	$65	Net product sales	$(1)
Treasury rate lock agreements	—	Interest (expense)	(4)	N/A	—
Forward starting interest rate swaps	—	Interest (expense)	1	N/A	—

(1) Net gains of $93 million are expected to be reclassified from AOCI into income in the next 12 months.

	Nine-Month Period Ended September 30, 2018
Instrument	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Classification of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Classification of Gain/(Loss) Recognized in Income Related to Amount Excluded from Effectiveness Testing	Amount of Gain/(Loss) Recognized in Income on Derivative Related to Amount Excluded from Effectiveness Testing
Foreign exchange contracts	$185	Net product sales	$(24)	Net product sales	$(5)
Treasury rate lock agreements	(4)	Interest (expense)	(3)	N/A	—

The following table summarizes the effect of derivative instruments which were designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2019 and 2018:

		Amount of Gain/(Loss) Recognized in Income on Derivative
		Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument	Classification of Gain/(Loss) Recognized in Income on Derivative	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Interest rate swap agreements	Interest (expense)	$7	$(1)	$38	$(8)

(1) The amounts include a benefit of $7 million and $8 million for the three-month periods ending September 30, 2019 and 2018, respectively, and a benefit of $23 million and $24 million for the nine-months ending September 30, 2019 and 2018, relating to the amortization of the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships.

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2019 and 2018:

		Classification of Gain/(Loss) Recognized in Income on Derivative
		Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument	Classification of Gain/(Loss) Recognized in Income on Derivative	2019	2018	2019	2018
Foreign exchange contracts	Other (expense) income, net	$(8)	$9	$(3)	$18

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

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended September 30, 2019
	Net product sales	Interest (expense)	Other (expense) income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$4,518	$(190)	$(202)

The effects of fair value and cash flow hedging:
(Loss) gain on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	—	—
Derivatives designated as hedging instruments (1)	—	7	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	19	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	1	—	—
Reclassification adjustment for excluded component (loss)	(2)	—	—
Treasury rate lock agreements:
Amount of (loss) reclassified from AOCI into income	—	(2)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—
Interest rate swap agreements:
Amount of (loss) reclassified from AOCI into income	—	1	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

(1) The amounts include a benefit of $7 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the three-month period ending September 30, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended September 30, 2018
	Net product sales	Interest (expense)	Other (expense) income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$3,890	$(193)	$(117)

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	10	—
Derivatives designated as hedging instruments (1)	—	(1)	—

(Loss) gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	14	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	3	—	—
Reclassification adjustment for excluded component (loss)	(6)
Treasury rate lock agreements:
Amount of (loss) reclassified from AOCI into income	—	(1)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

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

	Classification and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine-Month Period Ended September 30, 2019
	Net product sales	Interest (expense)	Other (expense) income, net

Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$12,941	$(574)	$(76)

The effects of fair value and cash flow hedging:
(Loss) gain on fair value hedging relationships
Interest rate swap agreements:
Hedged items	—	(17)	—
Derivatives designated as hedging instruments (1)	—	38	—

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	65	—	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	4	—	—
Reclassification adjustment for excluded component (loss) gain	(5)	—	—
Treasury rate lock agreements:
Amount of gain or (loss) reclassified from AOCI into income	—	(4)	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—
Interest rate swap agreements:
Amount of (loss) reclassified from AOCI into income	—	1	—
Amount excluded from effectiveness testing recognized using a systematic and rational amortization approach / changes in fair value	—	—	—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1) The amounts include a benefit of $23 million relating to the amortization of the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged liability for discontinued hedging relationships for the nine-month period ending September 30, 2019.

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

8. Cash, Cash Equivalents and Debt Securities Available-for-Sale

Time deposits, repurchase agreements, and commercial paper instruments with original maturities less than three months and money market funds are included in Cash and cash equivalents. As of September 30, 2019, the carrying value of our time deposits and repurchase agreements was $764 million and money market funds was approximately $7.0 billion, all of which are included in Cash and cash equivalents. As of December 31, 2018, the carrying value of our time deposits and repurchase agreements was $276 million, and money market funds was approximately $2.9 billion, all of which were included in Cash and cash equivalents. The carrying values approximated fair value as of September 30, 2019 and December 31, 2018.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of debt securities available-for-sale by major security type and class of security as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Time deposits (1) and Repurchase agreements (1)	$14	$—	$—	$14
Total debt securities available-for-sale	$14	$—	$—	$14
(1) Have original maturities of greater than three months.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Ultra short income fund	$450	$—	$—	$450
Time deposits (1) and Repurchase agreements (1)	46	—	—	46
Total debt securities available-for-sale	$496	$—	$—	$496

(1) Have original maturities of greater than three months.

Ultra short income fund includes investments in certificates of deposit, repurchase agreements, commercial paper and corporate notes. Time deposits and repurchase agreements in the tables above have original maturities greater than three months. Our repurchase agreements are collateralized by U.S. government securities, cash, bonds, commercial paper and bank certificates of deposit. As of September 30, 2019, all of our time deposits and repurchase agreements had original maturities less than one year.

Duration periods of debt securities available-for-sale as of September 30, 2019 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$14	$14

9. Inventory

Inventories as of September 30, 2019 and December 31, 2018 are summarized by major category as follows:

	September 30, 2019	December 31, 2018
Raw materials	$230	$252
Work in process	103	79
Finished goods	118	127
Total inventory	$451	$458

10. Intangible Assets and Goodwill

Intangible Assets: Our finite-lived intangible assets primarily consist of developed product rights and technology obtained from the acquisitions of Abraxis BioScience, Inc. (Abraxis), Juno and Impact. The remaining weighted-average amortization period for finite-lived intangible assets not fully amortized is approximately 8.3 years. Our indefinite lived intangible assets consist of acquired IPR&D product rights from the acquisitions of Receptos Inc. (Receptos), Gloucester and Juno.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2019 and December 31, 2018 are summarized as follows:

September 30, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,933	$(2,536)	$1,397
Technology	1,743	(616)	1,127
Licenses	66	(37)	29
Other	43	(40)	3
	5,785	(3,229)	2,556
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,616	$(3,229)	$16,387

December 31, 2018	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Acquired developed product rights	$3,406	$(2,261)	$1,145
Technology	1,743	(552)	1,191
Licenses	66	(35)	31
Other	54	(39)	15
	5,269	(2,887)	2,382
Non-amortizable intangible assets:
Acquired IPR&D product rights	13,831	—	13,831
Total intangible assets	$19,100	$(2,887)	$16,213

The increase in acquired developed product rights during the nine-month period ended September 30, 2019 was primarily due to the $400 million contingent consideration payment we made to the former shareholders of Impact as a result of FDA approval of INREBIC® (fedratinib) in August 2019 and the corresponding deferred tax impact of $119 million. This asset will be amortized over its estimated useful life within Cost of goods sold on the Consolidated Statement of Income. See Note 3 for additional information on the acquisition of Impact in 2018.

Amortization expense related to intangible assets was $123 million and $129 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $343 million and $346 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Assuming no changes in the gross carrying amount of finite-lived intangible assets, the future annual amortization expense related to intangible assets is expected to be approximately $472 million in 2019, $514 million in 2020, $511 million in 2021, $252 million in 2022 and $166 million in 2023.

Goodwill: There was no change in the carrying value of the Company's goodwill from December 31, 2018 to September 30, 2019.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Debt

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of September 30, 2019 and December 31, 2018. The carrying value of the current portion of long-term debt as of September 30, 2019 and December 31, 2018 includes:

	September 30, 2019	December 31, 2018
2.250% senior notes due 2019	$—	$501
2.875% senior notes due 2020	1,498	—
	$1,498	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after September 30, 2019 have an aggregate principal amount of $18.350 billion with varying maturity dates and interest rates. The carrying values of the long-term portion of these senior notes as of September 30, 2019 and December 31, 2018 includes:

	September 30, 2019	December 31, 2018
2.875% senior notes due 2020	$—	$1,497
3.950% senior notes due 2020	505	509
2.250% senior notes due 2021	498	498
2.875% senior notes due 2021	499	498
3.250% senior notes due 2022	1,027	1,034
3.550% senior notes due 2022	997	996
2.750% senior notes due 2023	747	747
3.250% senior notes due 2023	995	994
4.000% senior notes due 2023	725	730
3.625% senior notes due 2024	1,000	1,000
3.875% senior notes due 2025	2,486	2,478
3.450% senior notes due 2027	1,004	986
3.900% senior notes due 2028	1,491	1,490
5.700% senior notes due 2040	248	247
5.250% senior notes due 2043	393	393
4.625% senior notes due 2044	988	987
5.000% senior notes due 2045	1,976	1,975
4.350% senior notes due 2047	1,234	1,234
4.550% senior notes due 2048	1,476	1,476
Total long-term debt	$18,289	$19,769

As of September 30, 2019 and December 31, 2018, the fair value of our outstanding Senior Notes was approximately $21.9 billion and $19.3 billion, respectively, and represented a level 2 measurement within the fair value measurement hierarchy.

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

From time to time, we have used treasury rate locks and forward starting interest rate swap contracts to hedge against changes in interest rates in anticipation of issuing fixed-rate notes. As of September 30, 2019, and December 31, 2018 a balance of $27 million and $31 million, respectively, in net losses remained in AOCI related to the settlement of these derivative instruments and will be recognized as interest expense over the life of the notes.

As of September 30, 2019, we were not a party to any pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7. From time to time, we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts. Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes. As of September 30, 2019 and December 31, 2018, we had balances of $95 million and $109 million, respectively, of unamortized gains recorded as a component of our debt as a result of past swap contract settlements. See Note 7 for additional details related to interest rate swap contract activity.

Commercial Paper: As of September 30, 2019 and December 31, 2018, we had available capacity to issue up to $2.0 billion of commercial paper. As of September 30, 2019 and December 31, 2018, there were no borrowings under the program.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings and expires on April 25, 2023. As of September 30, 2019 and December 31, 2018, there were no outstanding borrowings against the Credit Facility. The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of September 30, 2019.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-based compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$7	$9	$32	$27
Research and development (1)	88	125	326	481
Selling, general and administrative (2)	81	104	300	415
Total share-based compensation expense	176	238	658	923
Tax benefit related to share-based compensation expense (3)	32	53	123	127
Reduction in net income	$144	$185	$535	$796

(1) The three- and nine-month periods ended September 30, 2019 include Juno related share-based compensation expense related to the post-combination service period of $16 million and $50 million, respectively. The three- and nine-month periods ended September 30, 2018 include Juno related share-based compensation expense related to the post-combination service period of $58 million and $291 million, respectively.

(2) The three- and nine-month periods ended September 30, 2019 include Juno related share-based compensation expense related to the post-combination service period of $3 million and $17 million, respectively. The three- and nine-month periods ended September 30, 2018 include Juno related share-based compensation expense related to the post-combination service period of $29 million and $196 million, respectively.

(3) The tax benefit related to share-based compensation expense above excludes excess tax benefits of $9 million and $6 million from share-based compensation awards that vested or were exercised during the three-month periods ended September 30, 2019 and 2018, respectively, and $36 million and $22 million for the nine-month periods ended September 30, 2019, and 2018, respectively.

The following table summarizes the activity for stock options, RSUs and PSUs for the nine-month period ended September 30, 2019 (in millions unless otherwise noted):

	Stock Options	RSUs	PSUs (in thousands)
Outstanding as of December 31, 2018	71.1	11.7	660
Changes during the Year:
Granted	—	8.5	200
Exercised / Released	(9.4)	(1.5)	(165)
Forfeited	(2.4)	(1.0)	(46)
Outstanding as of September 30, 2019	59.3	17.7	649

Total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized as of September 30, 2019 were as follows:

	Stock Options	RSUs	PSUs
Unrecognized compensation cost	$273	$787	$23
Expected weighted-average period in years of compensation cost to be recognized	1.8	1.8	1.6

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

Unrecognized tax benefits, generally represented by liabilities on the Consolidated Balance Sheets and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. For the nine-month period ended September 30, 2019 gross unrecognized tax benefits increased by $77 million, including interest, primarily due to current year tax positions. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our liability for unrecognized tax benefits and a corresponding increase in taxes paid or payable and/or a decrease in income tax expense. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period as a result of settlements or statute of limitations expirations. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits. An estimate of the range of possible change cannot be made until issues are further developed or examinations close. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes and variation from such estimates could materially affect our consolidated financial statements in the period of settlement or when the statutes of limitations expire.

14. Collaboration Arrangements

We enter into collaborative arrangements for the research and development, license, manufacture and/or commercialization of products and/or product candidates. In addition, we also acquire product candidates and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, payments by us for options to acquire rights to products and product candidates and other rights, as well as contingent obligations by us for potential development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments, profit sharing and equity investments (including equity investments in the event of an initial public offering of equity by our partners). Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success. Although we do not consider any individual alliance to be material, certain of the more notable alliances are described in Note 18 of Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. The following is a brief description for notable new collaborations and for those collaborations which we have described in detail in our 2018 Annual Report on Form 10-K if there has been significant activity during the nine-month period ended

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2019. Amounts related to collaborations that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.

BeiGene, Limited. (BeiGene):

We entered into a collaboration agreement with BeiGene in August 2017 (BeiGene Collaboration Agreement) to develop and commercialize BeiGene's investigational anti-programmed cell PD-1 inhibitor, BGB-A317. The BeiGene Collaboration Agreement also provided for a termination payment in the event Celgene were to terminate the BeiGene Collaboration Agreement under certain circumstances. In June 2019, we and BeiGene mutually terminated the BeiGene Collaboration Agreement with BeiGene regaining full global rights to BGB-A317 and Celgene paying $150 million to BeiGene in full satisfaction of any and all amounts that had accrued or that may otherwise have been payable at any time by Celgene to BeiGene under the BeiGene Collaboration Agreement, except for customary indemnification obligations. Such amount has been classified as a component of Acquisition/integration related charges and restructuring, net within the Consolidated Statement of Income. The termination of the BeiGene Collaboration Agreement has no effect on our License and Supply Agreement with BeiGene dated July 5, 2017, granting BeiGene the right to distribute certain Celgene products in China.

Jounce Therapeutics, Inc. (Jounce):

In July 2016, we entered into a collaboration agreement with Jounce for the development and commercialization of immunotherapies for cancer, including Jounce’s lead product candidate, JTX-2011, targeting ICOS (the Inducible T cell CO-Stimulator), up to four early stage programs to be selected from a defined pool of B cell, T regulatory cell and tumor-associated macrophage targets emerging from Jounce’s research platform, and a Jounce checkpoint immune oncology program (2016 Collaboration Arrangement).

In July 2019, we and Jounce mutually terminated the 2016 Collaboration Arrangement resulting in the termination of all research and development programs conducted under the collaboration and concurrently entered into a worldwide license agreement for JTX-8064, a highly-selective, potential first-in-class antibody that targets the LILRB2 receptor on macrophages. Under the worldwide license agreement, Celgene paid Jounce a total of $50 million in cash. Jounce is eligible to receive up to an additional $480 million in potential payments and royalties based upon development, regulatory and sales objectives for the JTX-8064 program. Collaboration related Research and development expense and equity investment balances related to Jounce are included in the Financial Summary below.

Other Collaboration Arrangements in 2019:

In addition to the collaboration arrangements described above, we entered into collaboration arrangements for the nine-month period ended September 30, 2019 that include the potential for future milestone payments of $131 million related to the attainment of specified development, regulatory and sales milestones over a period of several years. Our obligation to fund these efforts is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Collaboration related Research and development expense and equity investment balances related to Other Collaboration Arrangements are included in the Financial Summary below.

Financial Summary

A financial summary of certain period activity and the period-end balances related to our collaboration arrangements is presented below (1):

	Three-Month Periods Ended September 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2019	$151	$7	$30	$2	$59
2018	8	—	3	1	2

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Periods Ended September 30,
	Research and Development Expense
	Upfront Fees	Milestones	Extension/Termination of Arrangements	Amortization of Prepaid Research and Development	Equity Investments Made During Period
2019	$420	$64	$30	$5	$135
2018	399	15	7	5	123

Balances as of:	Intangible Asset Balance	Equity Investment Balance	Percentage of Outstanding Equity
September 30, 2019	$7	$923	N/A
December 31, 2018	13	1,280	N/A

(1) In addition to the expenses noted in the table above, we may also incur expenses for collaboration agreement related activities that are managed or funded by us.

15. Commitments and Contingencies

Collaboration Arrangements and Acquired Research and Development Assets: We have entered into certain research and development collaboration arrangements with third parties that include our funding of certain development, manufacturing and commercialization efforts and the potential for making future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. In addition, we have also acquired research and development assets or rights to products and technologies from third parties that included potential future development, regulatory and commercial milestones. Our obligation to fund these efforts and make milestone payments is contingent upon our continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets in our accompanying Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. See Note 3 and Note 14 for additional details related to our acquisitions and collaboration arrangements, respectively.

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

The components of lease expense were as follows:

	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
Operating lease cost	$22	$69
Short-term lease cost	—	—
Variable lease cost	10	27
Sublease income	—	—
Total lease cost	$32	$96

Supplemental cash flow information related to leases was as follows:

	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$24	$74

Supplemental noncash information related to leases was as follows:

	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
ROU assets obtained in exchange for new operating liabilities	$3	$32

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Other non-current assets	$255
Accrued expenses and other current liabilities	78
Other non-current liabilities	204

Weighted-average remaining lease term (years) - operating leases	4.12
Weighted-average discount rate - operating leases	3.99%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of lease liabilities as of September 30, 2019 were as follows:

Operating Leases
2019 (excluding the nine-month period ended September 30, 2019)	$23
2020	89
2021	69
2022	57
2023	42
2024	16
Thereafter	11
Total undiscounted lease payments	$307

Less: imputed interest	(25)
Total discounted lease payments	$282

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were:

Operating Leases
2019	$92
2020	89
2021	70
2022	59
2023	45
Thereafter	68
Total minimum lease payments	$423

As of September 30, 2019, we have $255 million of aggregate ROU assets and $282 million of related lease liabilities. Additionally, we have an operating lease which has not yet commenced with total undiscounted lease obligations of $66 million. The agreement was entered into during the fourth quarter of 2018 to lease a portion of a building which will be used primarily for office and research facilities. The lessor is currently building this space and we do not have access to the building until construction is complete. The lease is expected to commence in early- to mid-2020 when construction of the asset is completed.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Among the principal matters pending are the following:

Patent-Related Proceedings:

REVLIMID®: In 2012, our European patent EP 1 667 682 (the ’682 patent) relating to certain polymorphic forms of lenalidomide, expiring in 2024, was opposed in a proceeding before the European Patent Office (EPO) by Generics (UK) Ltd. and Teva Pharmaceutical Industries Ltd. On July 21, 2015, the EPO determined that the ’682 patent was not valid. We appealed the EPO ruling to the EPO Board of Appeal, thereby staying any revocation of the patent until the appeal is finally adjudicated. The appeal is scheduled to be heard on March 5, 2020.

We believe that our patent portfolio for lenalidomide in the major markets in Europe, including the composition of matter patent including its supplementary protection certificate, which expires in 2022, is strong, and we still expect that we will have protection in the major markets in the EU for lenalidomide until at least 2022.

We received two Notices of Allegation on July 3, 2018 and July 6, 2018 from Natco Pharma (Canada) Inc. (Natco Canada) notifying us of the filing of Natco Canada’s two separate ANDSs with Canada’s Minister of Health, with respect to Canadian Letters Patent Nos. 2,476,983; 2,477,301; 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412 and 2,741,575. Natco Canada is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in Canada. We commenced infringement actions in the Federal Court of Canada on August 16, 2018, seeking a declaration of infringement and a permanent injunction. The trial with respect to certain of the patents is scheduled to start on March 30, 2020.

We received four Notices of Allegation on October 4, 2018 from Apotex Inc. (Apotex) notifying us of the filing of Apotex’s ANDS with Canada’s Minister of Health, with respect to Canadian Letters Patent Nos. 2,476,983; 2,477,301; 2,537,092; 2,687,924; 2,687,927; 2,688,694; 2,688,695; 2,688,708; 2,688,709; 2,741,412 and 2,741,575. Apotex is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in Canada. We commenced infringement actions in the Federal Court of Canada on November 15, 2018, seeking a declaration of infringement and a permanent injunction. The trial is scheduled to start on May 4, 2020.

We received a Notice Letter dated September 9, 2016 from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) notifying us of its Abbreviated New Drug Application (ANDA) which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the U.S. Food and Drug Administration (FDA) list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book (Orange Book), for REVLIMID®. DRL is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on October 20, 2016. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) March 12, 2019. On November 18, 2016, DRL filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. On December 27, 2016, we filed our answer to DRL’s counterclaims. Fact discovery is closed. Expert discovery is ongoing. The court has not yet entered a schedule for the close of expert discovery or trial.

We received an additional Notice Letter from DRL dated June 8, 2017 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to that Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on July 20, 2017. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 9, 2019. On October 18, 2017, DRL filed an amended answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to DRL’s counterclaims on November 15, 2017. Fact discovery closed on September 2, 2019. The court has not yet entered a schedule for expert discovery or trial.

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

We received a Notice Letter dated February 27, 2017 from Zydus Pharmaceuticals (USA) Inc. (Zydus) notifying us of Zydus’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the Orange Book for REVLIMID®. Zydus is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Zydus in the U.S. District Court for the District of New Jersey on April 12, 2017. As a result of the filing of our action, the FDA cannot grant final approval of Zydus’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) August 28, 2019. On August 7, 2017, Zydus filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. On September 11, 2017, we filed our answer to Zydus’s counterclaims. Fact discovery is ongoing. The court has yet to enter a schedule for expert discovery and trial.

On April 27, 2018, we filed another infringement action against Zydus in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Zydus filed its answer on July 9, 2018 asserting that each of the patents is invalid and/or not infringed. Fact discovery is ongoing. The court has yet to enter a schedule for expert discovery and trial.

We received a Notice Letter dated June 30, 2017 from Cipla Ltd., India (Cipla) notifying us of Cipla’s ANDA No. 210435, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621 and 9,101,622 that are listed in the Orange Book for REVLIMID®. Cipla is seeking to manufacture and market a generic version of 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, on August 15, 2017, we timely filed an infringement action against Cipla in the U.S. District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA No. 210435 until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) January 5, 2020. On October 13, 2017, Cipla filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to Cipla’s counterclaims on November 17, 2017. Fact discovery is closed. Expert discovery is set to close on May 14, 2020. The court has yet to enter a schedule for trial.

On May 8, 2018, we filed another infringement action against Cipla in the U.S. District Court for the District of New Jersey. The infringement action concerns Cipla’s ANDA No. 210435. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Cipla filed its answer and counterclaims on July 16, 2018 asserting that each of the patents is invalid and/or not infringed. We filed our answer to Cipla’s counterclaims on August 20, 2018. Fact discovery is closed. Expert discovery is set to close on May 14, 2020. The court has yet to enter a schedule for trial.

We received a Notice Letter dated May 30, 2019 from Cipla Ltd., India (Cipla) notifying us of another Cipla ANDA, No. 213165, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,968,569; 8,530,498; 8,648,095; 9,101,621; 9,101,622; 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. Cipla is seeking to manufacture and market a generic version of 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, on July 3, 2019, we timely filed an infringement action against Cipla in the U.S. District Court for the District of New Jersey. As a result of the filing of our action, the FDA cannot grant final approval of Cipla’s ANDA No. 213165 until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) November 30, 2021. Cipla filed its answer and counterclaims on August 26, 2019. The court has not yet entered a schedule for fact discovery, expert discovery or trial.

We received a Notice Letter dated November 28, 2017 from Apotex Inc. (Apotex) notifying us of Apotex’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 7,465,800; 7,468,363; 7,855,217; 8,315,886; 8,626,531 and 8,741,929 that are listed in the Orange Book for REVLIMID®. Apotex is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Apotex in the U.S. District Court for the District of New Jersey on January 11, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Apotex’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) May 29, 2020. Apotex filed its answer on August 30, 2018. Fact discovery is set to close on January 17, 2020. The court has yet to enter a schedule for expert discovery and trial.

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

On June 19, 2019, we filed another infringement action against Apotex in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Apotex filed its answer on July 25, 2019. Fact discovery is set to close on September 25, 2020. The court has not yet entered a schedule for expert discovery or trial.

We received a Notice Letter dated May 30, 2018 from Sun Pharmaceutical Industries Limited (Sun) notifying us of Sun’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217 and 7,968,569 that are listed in the Orange Book for REVLIMID®. Sun is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Sun in the U.S. District Court for the District of New Jersey on July 13, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Sun’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) November 30, 2020. On August 14, 2018, Sun filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to Sun’s counterclaims on September 18, 2018. Fact discovery is set to close on January 17, 2020. The court has yet to enter a schedule for expert discovery and trial.

On April 16, 2019, we filed another infringement action against Sun in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 7,977,357; 8,193,219 and 8,431,598, which are patents that are not listed in the Orange Book. Sun filed a motion to dismiss the complaint on September 16, 2019. We opposed Sun’s motion on October 21, 2019. The court has yet to enter a schedule for fact discovery, expert discovery and trial.

We received a Notice Letter dated November 9, 2018 from Hetero USA Inc. (Hetero) notifying us of Hetero’s ANDA, which contains Paragraph IV certifications against U.S. Patent Nos. 7,465,800; 7,855,217; 7,468,363; and 8,741,929 that are listed in the Orange Book for REVLIMID®. Hetero is seeking to manufacture and market a generic version of 2.5 mg, 5 mg, 10 mg, 15 mg, 20 mg and 25 mg REVLIMID® (lenalidomide) capsules in the United States. In response to the Notice Letter, we timely filed an infringement action against Hetero in the U.S. District Court for the District of New Jersey on December 20, 2018. As a result of the filing of our action, the FDA cannot grant final approval of Hetero’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) May 12, 2021. On March 11, 2019, Hetero filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. We filed our answer to Hetero’s counterclaims on April 15, 2019. Fact discovery is scheduled to close on August 28, 2020. The court has yet to enter a schedule for expert discovery and trial.

We received an additional Notice Letter from Hetero dated June 3, 2019 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 7,968,569; 8,530,498; 8,648,095; 9,101,621; 9,101,622; 7,189,740; 8,404,717 and 9,056,120 that are listed in the Orange Book for REVLIMID®. In response to the Notice Letter, we timely filed an infringement action against Hetero in the U.S. District Court for the District of New Jersey on July 16, 2019. As a result of the filing of our action, the FDA cannot grant final approval of Hetero’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 3, 2021. On October 11, 2019, Hetero filed an answer and counterclaims asserting that each of the patents is invalid and/or not infringed. The court has not yet entered a schedule for fact discovery, expert discovery and trial.

POMALYST®: We received a Notice Letter dated March 30, 2017 from Teva Pharmaceuticals USA, Inc. (Teva) (the Teva Notice Letter) notifying us of Teva’s ANDA submitted to the FDA, which contains Paragraph IV certifications against U.S. Patent Nos. 6,316,471; 8,198,262; 8,673,939; 8,735,428 and 8,828,427 that are listed in the Orange Book for POMALYST®. Teva is seeking to manufacture and market a generic version of 1 mg, 2 mg, 3 mg and 4 mg POMALYST® (pomalidomide) capsules in the United States. We later received similar Notice Letters (together with the Teva Notice Letter, the Pomalidomide Notice Letters) from other generic drug manufacturers-Apotex; Hetero USA, Inc. (Hetero); Aurobindo Pharma Ltd. (Aurobindo); Mylan Pharmaceuticals

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inc. (Mylan); and Breckenridge Pharmaceutical, Inc. (Breckenridge)-relating to these and other POMALYST® patents listed in the Orange Book. In June 2019, we received a similar Notice Letter from DRL.

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

On January 31, 2019, the above-referenced POMALYST® actions filed in May 2017 against (i) Teva and (ii) Apotex, Hetero, Aurobindo, Mylan, and Breckenridge were consolidated with the Hetero ’467 Action, the Teva ’467 Action, the Breckenridge ’467 Action, the Mylan ’467 Action, the Apotex ’467 Action, and the Aurobindo ’467 Action. In the consolidated case, fact discovery is ongoing, and expert discovery is set to close on March 13, 2020, although the parties have agreed to the need to extend this deadline. The court has yet to enter a schedule for trial.

On February 14, 2019, we filed additional infringement actions in the U.S. District Court for the District of New Jersey against each of Apotex, Aurobindo, Breckenridge, Hetero and Mylan. On March 19, 2019, we filed an additional infringement action in the U.S. District Court for the District of New Jersey against Teva. The patents-in-suit in each of these six actions are 10,093,647; 10,093,648 and 10,093,649, which patents are not listed in the Orange Book. In the Apotex action, Apotex filed an answer and counterclaims on April 26, 2019. We filed our answer to Apotex’s counterclaims on May 31, 2019. In the Aurobindo action, Aurobindo filed an answer and counterclaims on July 1, 2019. We filed our answer to Aurobindo’s counterclaims on August 5, 2019. In the Breckenridge action, Breckenridge filed an answer and counterclaims on June 4, 2019. We filed our answer to Breckenridge’s counterclaims on July 9, 2019. In the Hetero action, Hetero filed an answer and counterclaims on June 24, 2019. We filed our answer to Hetero’s counterclaims on July 29, 2019. In the Mylan action, Mylan filed an answer on April 23, 2019. In the Teva action, Teva filed an answer and counterclaims on June 17, 2019. We filed our answer to Teva’s counterclaims on July 22, 2019. In each of these actions, fact discovery is scheduled to close on November 6, 2020 and expert discovery is scheduled to close on February 22, 2021. The Court has ordered that the parties be ready for trial by April 15, 2021.

In response to the DRL Notice Letter, we timely filed an infringement action against DRL in the U.S. District Court for the District of New Jersey on July 12, 2019. As a result of the filing of our action, the FDA cannot grant final approval of DRL’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) December 3, 2021. DRL’s deadline to answer or otherwise respond to the complaint is November 12, 2019. The court has yet to enter a schedule for fact discovery, expert discovery or trial.

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

We received a Notice Letter dated November 5, 2018 from HBT Labs, Inc. (HBT) notifying us of HBT’s 505(b)(2) NDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,758,891; 7,820,788; 7,923,536; 8,034,375; 8,138,229; 8,268,348; 8,314,156; 8,853,260; 9,101,543; 9,393,318; 9,511,046 and 9,597,409 that are listed in the Orange Book for ABRAXANE®. HBT is seeking to manufacture and market Paclitaxel Protein-Bound Particles for Injectable Suspension (Albumin-Bound), 100 mg/vial in the United States. In response to the Notice letter, we timely filed infringement actions against HBT in the U.S. District Court for the District of New Jersey on December 17, 2018, and in the U.S. District Court for the District of Delaware on December 19, 2018. As a result of these filings, the FDA cannot grant final approval of HBT’s 505(b)(2) NDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) May 6, 2021. On February 5, 2019, we filed an amended complaint in the U.S. District Court for the District of Delaware. On February 5, 2019, we filed a notice of voluntary dismissal without prejudice in the United States District Court for the District of New Jersey. The court ordered the notice of voluntary dismissal on February 7, 2019. On February 11, 2019, HBT filed a motion to dismiss and transfer in the United States District Court for the District of Delaware. We filed our opposition on March 4, 2019, and HBT filed its reply on March 11, 2019. On May 28, 2019, the Court denied HBT’s motion to dismiss and transfer. On June 11, 2019, HBT answered the amended

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

complaint and filed counterclaims. On July 2, 2019, we answered HBT’s counterclaims. Fact discovery is currently set to close on May 15, 2020, and expert discovery is currently set to close on October 9, 2020. The Court has set trial to begin on January 11, 2021.

We received a Notice Letter dated June 26, 2019 from Sun Pharma Advanced Research Company, Ltd. (SPARC) notifying us of Sun’s 505(b)(2) NDA which contains Paragraph IV certifications against U.S. Patent Nos. 7,758,891; 7,820,788; 7,923,536; 8,034,375; 8,138,229; 8,268,348; 8,314,156; 8,853,260; 9,101,543; 9,393,318; 9,511,046 and 9,597,409 that are listed in the Orange Book for ABRAXANE®. SPARC is seeking to manufacture and market Paclitaxel Injection Concentrate for Suspension for Injection in the United States. In response to the Notice letter, we timely filed an infringement action against SPARC in the U.S. District Court for the District of New Jersey on August 8, 2019. As a result of this filing, the FDA cannot grant final approval of SPARC’s 505(b)(2) NDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, or (ii) December 28, 2021. SPARC has not yet responded to the complaint.

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

Between March 1, 2019 and April 4, 2019, we filed amended complaints against Annora and Hetero, MSN, Emcure and Heritage, in response to Notice Letters containing additional Paragraph IV certifications against one or more of the above-listed patents, which are listed in the Orange Book for OTEZLA®.

Each defendant has filed an Answer to the above-listed complaints and amended complaints disputing infringement and/or validity of the patents asserted against it. Along with their Answers, each of Alkem, Annora and Hetero, Cipla, DRL, Emcure and Heritage, Glenmark, Macleods, Mankind, Pharmascience, Sandoz, Shilpa, Teva and Actavis, Torrent and Unichem filed declaratory judgment counterclaims asserting that some or all of the patents are not infringed and/or are invalid.

We received an additional Notice Letter from Mankind dated September 6, 2019 notifying us of additional Paragraph IV certifications against U.S. Patent Nos. 6,962,940; 7,659,302; 8,455,536; 9,018,243 and 9,724,330 that are listed in the Orange Book for OTEZLA®. In response to that Notice Letter, we timely filed an amended complaint against Mankind in the U.S. District Court for the District of New Jersey on October 1, 2019. As a result of the filing of our amended complaint, the FDA cannot grant final approval of Mankind’s ANDA until at least the earlier of (i) a final decision that each of U.S. Patent Nos. 6,962,940; 7,659,302; 8,455,536 and 9,018,243 is invalid, unenforceable, and/or not infringed, and (ii) March 9, 2022. Mankind has not yet responded to this amended complaint.

The court has consolidated all the above-listed OTEZLA® litigations for discovery and case management purposes, and entered a schedule for fact discovery. The court has not yet entered a schedule for expert discovery and trial in any of the above-listed OTEZLA® litigations. In August 2019, we entered into a confidential settlement agreement with Glenmark.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 8, 2019, we filed another infringement action against Zydus in the U.S. District Court for the District of New Jersey. The patents-in-suit are U.S. Patent Nos. 8,093,283 and 8,629,173, which are patents that are not listed in the Orange Book. Zydus has not yet responded to this complaint. The court has yet to enter a schedule for fact discovery, expert discovery or trial.

THALOMID®: We received a Notice Letter dated July 19, 2018 from West-Ward Pharmaceuticals International Limited (West-Ward) notifying us of West-Ward’s ANDA which contains Paragraph IV certifications against U.S. Patent Nos. 6,315,720; 6,561,977; 6,755,784; 6,869,399; 7,141,018; 7,230,012; 7,959,566; 8,315,886 and 8,626,531 that are listed in the Orange Book for THALOMID®. West-Ward is seeking to manufacture and market a generic version of 50 mg, 100 mg, 150 mg and 200 mg THALOMID® (thalidomide) capsules in the United States. In response to the Notice letter, we timely filed an infringement action against West-Ward in the U.S. District Court for the District of New Jersey on August 31, 2018. As a result of the filing of our action, the FDA cannot grant final approval of West-Ward’s ANDA until at least the earlier of (i) a final decision that each of the patents is invalid, unenforceable, and/or not infringed, and (ii) January 20, 2021. On February 11, 2019, West-Ward filed its answer and counterclaims, asserting that each of the patents is invalid and/or not infringed. We filed our answer to West-Ward’s counterclaims on March 18, 2019. In September 2019, the parties entered into a confidential settlement agreement. Pursuant to the terms of the confidential settlement agreement, on September 18, 2019, the Court dismissed these proceedings.

Juno Patent-Related Proceedings:

KITE: On October 18, 2017, the day on which the FDA approved Kite Pharma, Inc.’s (Kite) Yescarta™ KTE-C19 product, Juno filed a complaint against Kite in the U.S. District Court for the Central District of California. The complaint alleged that Yescarta™ infringes claims 1-3, 5, 7-9 and 11 of U.S. Patent No. 7,446,190 (the ’190 Patent). Kite answered the complaint on November 28, 2017, and filed counterclaims of non-infringement and invalidity against Juno. Juno filed a motion to dismiss Kite’s counterclaims and to strike certain affirmative defenses on December 19, 2017.

On March 8, 2018, the court granted Juno’s motion to dismiss and strike, and ordered Kite to file an amended answer and counterclaims. On the same day, the court denied Kite’s motion to stay. On March 29, 2018, Kite filed an amended answer and counterclaims, asserting that the ’190 Patent is invalid and/or not infringed. On April 9, 2018, we filed an answer to Kite’s counterclaims. The court held a claim construction hearing on September 18, 2018, and issued a claim construction order on October 9, 2018. Fact discovery and expert discovery are closed. Trial is scheduled to begin on December 3, 2019.

Proceedings Involving the U.S. Patent and Trademark Office (USPTO):

REMS IPRs: Under the America Invents Act (AIA), any person may seek to challenge an issued patent by petitioning the USPTO to institute an inter partes review (IPR). On April 23, 2015, we were informed that the Coalition for Affordable Drugs VI LLC filed petitions for IPR challenging the validity of our U.S. Patent Nos. 6,045,501 (the ’501 patent) and 6,315,720 (the ’720 patent) covering certain aspects of our REMS program. On October 27, 2015, the USPTO Patent Trial and Appeal Board (PTAB) instituted IPR proceedings relating to these patents. An oral hearing was held on July 21, 2016. The PTAB’s decisions, rendered on October 26, 2016, held that the ’501 and ’720 patents are invalid, primarily due to obviousness in view of certain publications. On November 25, 2016, we requested a rehearing with respect to certain claims of these patents. On September 8, 2017, the PTAB denied our rehearing request for the ’501 patent, but granted our rehearing request pertaining to a certain claim of the ’720 patent.

We timely appealed to the U.S. Court of Appeals for the Federal Circuit the PTAB’s determinations regarding certain claims of the ’720 patent and the ’501 patent on November 6, 2017 and on November 9, 2017, respectively. On February 26, 2018, the USPTO intervened in our appeal. Oral argument occurred on June 3, 2019. On July 30, 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the PTAB’s prior rulings. On September 27, 2019, we petitioned for rehearing by the full Federal Circuit en banc on our constitutional challenge to the retroactive application of IPR to the ‘720 and ‘501 patents, both of which issued before the AIA. Our petition remains pending. Meanwhile, we retain other patents covering certain aspects of our REMS program, as well as patents that cover our products that use our REMS system.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We filed our answers to the IUB and Providence complaints in January 2016. On June 14, 2017, a new complaint was filed by the same counsel representing the plaintiffs in the IUB case, making similar allegations and adding three new plaintiffs - International Union of Operating Engineers Stationary Engineers Local 39 Health and Welfare Trust Fund (Local 39), The Detectives’ Endowment Association, Inc. (DEA) and David Mitchell. Plaintiffs added allegations that our settlements of patent infringement lawsuits against certain generic manufacturers have had anticompetitive effects. Counsel identified the new complaint as related to the IUB and Providence cases and, on August 1, 2017, filed a consolidated amended complaint on behalf of IUB, Providence, Local 39, DEA and Mitchell. On September 28, 2017, the same counsel filed another complaint, which it identified as related to the consolidated case, and which made similar allegations on behalf of an additional asserted class representative, New England Carpenters Health Benefits Fund (NEC). The NEC action has been consolidated with the original action involving IUB, Providence, DEA, Local 39 and Mitchell into a master action for all purposes.

On October 2, 2017, the plaintiffs filed a motion for certification of two damages classes under the laws of thirteen states and the District of Columbia and a nationwide injunction class. On February 26, 2018, we filed our opposition to the plaintiffs’ motion and a motion for judgment on the pleadings dismissing all state law claims where the plaintiffs no longer seek to represent a class. The plaintiffs filed their opposition to our motion for judgment on the pleadings on April 2, 2018, and we filed our reply on April 13, 2018. The plaintiffs filed their reply in support of their class certification motion on May 18, 2018. Fact discovery in these cases closed on May 17, 2018 and expert discovery closed on December 11, 2018. On October 30, 2018, the Court denied Plaintiffs’ Motion for Class Certification and Celgene’s motion for judgment on the pleadings. On December 14, 2018, the plaintiffs filed a new motion for class certification. Our opposition to Plaintiff’s new motion for class certification was filed on January 25, 2019, and the plaintiffs’ reply in support of their new motion for class certification was filed on February 15, 2019. In July 2019, the parties reached a settlement under which all the putative class plaintiff claims would be dismissed with prejudice. The settlement amount was not materially different than the amount we had previously accrued for this matter. On August 1, 2019, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On August 22, 2019, the Court granted plaintiffs’ motion to distribute notice to the settlement class, to appoint a notice and claims administrator, and for approval of the plan allocation. A fairness hearing on the settlement is scheduled for January 6, 2020.

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

CELGENE SECURITIES CLASS ACTION: On March 29, 2018, the City of Warren General Employees’ Retirement System filed a putative class action against us and certain of our officers in the U.S. District Court for the District of New Jersey. The complaint alleges that the defendants violated federal securities laws by making misstatements and/or omissions concerning (1) trials of GED-0301, (2) 2020 outlook and projected sales of OTEZLA®, and (3) the new drug application for Ozanimod. On May 3, 2018, a similar putative class action lawsuit against us and certain of our officers was filed by Charles H. Witchcoff in the U.S. District Court for the District of New Jersey. The complaint alleges that defendants violated federal securities laws by making

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

material misstatements and/or omissions concerning (1) trials of GED-0301, (2) 2020 outlook and projected sales of OTEZLA®, and (3) the new drug application for Ozanimod. On September 27, 2018, the court consolidated the two actions and appointed a lead plaintiff, lead counsel, and co-liaison counsel for the putative class. On October 9, 2018, the court entered a scheduling order which requires lead plaintiff to file an amended complaint by December 10, 2018; defendants to file their motion to dismiss the amended complaint by February 8, 2019; lead plaintiff to file its opposition to the motion to dismiss by April 9, 2019; and defendants to file their reply by May 9, 2019. On December 10, 2018, the lead plaintiff filed its amended complaint. On February 8, 2019, defendants filed a motion to dismiss plaintiff’s amended complaint in full; the plaintiff filed its opposition on April 9, 2019, and defendants filed their reply on May 9, 2019.

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

HUMANA, INC (HUMANA): On May 16, 2018, Humana filed a lawsuit against us in the Pike County Circuit Court of the Commonwealth of Kentucky. Humana’s complaint alleges we engage in unlawful off-label marketing in connection with sales of THALOMID® and REVLIMID® and asserts claims against us for fraud, breach of contract, negligent misrepresentation, unjust enrichment and violations of New Jersey’s Racketeer Influenced and Corrupt Organizations Act. The complaint seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. On June 13, 2018, we removed Humana’s lawsuit to the U.S. District Court for the Eastern District of Kentucky and, on July 11, 2018, filed a motion to dismiss Humana’s complaint in full. On July 12, 2018, Humana moved to remand the case to state court. On March 29, 2019, the lawsuit was remanded to Pike County Circuit Court of the Commonwealth of Kentucky. On April 25, 2019, Celgene filed a motion to transfer or dismiss Humana’s complaint, as well as a motion to transfer on forum non conveniens grounds. Humana filed its oppositions to the motions on May 28, 2019, and Celgene filed its replies on June 14, 2019. A hearing on the motions is scheduled for November 7, 2019. We filed our supplemental brief in support of the motion to transfer or dismiss and motion to transfer on the basis of forum non conveniens on October 8, 2019.

On March 1, 2019, Humana filed a separate lawsuit against us in the United States District Court for the District of New Jersey. Humana’s complaint alleges that we violated various antitrust, consumer protection, and unfair competition laws to delay or prevent generic competition for our THALOMID® and REVLIMID® brand drugs, including (a) allegedly refusing to sell samples of our products to generic manufacturers for purposes of bioequivalence testing intended to be included in ANDAs for approval to market generic versions of these products; (b) allegedly bringing unjustified patent infringement lawsuits, procuring invalid patents, and/or entering into anticompetitive patent settlements; (c) allegedly securing an exclusive supply contract for supply of thalidomide active pharmaceutical ingredient. The complaint purports to assert claims on behalf of Humana and its subsidiaries in several capacities, including as a direct purchaser and as an indirect purchaser, and seeks, among other things, treble and punitive damages, injunctive relief and attorneys’ fees and costs. We filed a motion to dismiss Humana’s complaint on May 22, 2019. Humana filed its opposition to our motion to dismiss on July 1, 2019. On September 23, 2019, the Court stayed discovery pending adjudication of the motion to dismiss.

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

Merger Agreement with Bristol-Myers Squibb Company

On January 2, 2019, we entered into a definitive merger agreement with Bristol-Myers Squibb Company (Bristol-Myers Squibb) under which Bristol-Myers Squibb will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion, based on the closing price of Bristol-Myers Squibb shares of $52.43 on January 2, 2019 (Bristol-Myers Squibb - Celgene Merger). On April 12, 2019, the stockholders of each of Bristol-Myers Squibb and Celgene approved the Bristol-Myers Squibb - Celgene Merger. On July 29, 2019, Bristol-Myers Squibb announced that the European Commission (EC) has granted unconditional approval of the pending Bristol-Myers Squibb - Celgene Merger. The transaction remains subject to the satisfaction of customary closing conditions and regulatory approvals. Bristol-Myers Squibb and Celgene remain actively engaged in discussions with the U.S. Federal Trade Commission (FTC) on the FTC’s continued regulatory review of the pending Bristol-Myers Squibb - Celgene Merger. We expect the Bristol-Myers Squibb - Celgene Merger to close by the end of 2019.

The definitive merger agreement with Bristol-Myers Squibb includes restrictions on the conduct of our business prior to the completion of the merger or termination of the merger agreement, generally requiring us to conduct our business in the ordinary course consistent with past practice. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Bristol-Myers Squibb’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as required or expressly contemplated by the merger agreement, (ii) as required by applicable law or (iii) as set forth in the confidential disclosure schedule delivered by Celgene to Bristol-Myers Squibb, we may not, among other things, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property (subject to certain exceptions, including without limitation, acquisitions up to a specified individual amount and an aggregate limitation), dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures.

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

In connection with the Bristol-Myers Squibb - Celgene Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $34 million and $263 million of such costs during the three- and nine-month periods ended September 30, 2019, respectively, which were recorded as a component of Acquisition/integration related charges and restructuring, net, within the Consolidated Statement of Income. We expect to incur approximately $163 million of professional fees due upon closing of the Bristol-Myers Squibb - Celgene Merger and approximately $205 million of employee-related costs, a portion of which is due upon closing with the remainder subject to satisfaction of a specified service period.

In addition, certain significant provisions of our contractual arrangements will be triggered in connection with the closing of the Bristol-Myers Squibb - Celgene Merger. In particular, we had a collaboration agreement with BeiGene Limited (BeiGene) to develop and commercialize BeiGene's investigational anti-programmed cell death protein-1 (PD-1) inhibitor, tislelizumab (BGB-A317). The terms of such agreement provided for a termination payment in the event Celgene were to terminate the agreement under certain circumstances. In June 2019, we and BeiGene mutually terminated the collaboration agreement with BeiGene regaining full global rights to BGB-A317 and Celgene paying $150 million to BeiGene in connection with the termination. See Note 14 of Notes to Unaudited Consolidated Financial Statements for additional details related to our collaboration arrangement with BeiGene.

In accordance with the terms of our acquisition of Impact Biomedicines, Inc. (Impact) in February 2018, certain not yet achieved regulatory and net sales related contingent consideration payments may be accelerated and payable to the former shareholders of Impact within 45 days upon the closing of the Bristol-Myers Squibb - Celgene Merger. We expect that such accelerated contingent consideration payments would range from $0 to $300 million. See Note 3 of Notes to Unaudited Consolidated Financial Statements for additional details related to our acquisition of Impact.

OTEZLA® Divestiture

To allow the Bristol-Myers Squibb - Celgene Merger to close on a timely basis in light of concerns raised by the FTC, Bristol-Myers Squibb announced on June 24, 2019, that it is planning to divest OTEZLA® subject to the closing of the Bristol-Myers Squibb - Celgene Merger. Accordingly, on August 25, 2019, Celgene entered into an agreement with Amgen Inc. (Amgen) under which Amgen would acquire the OTEZLA® (apremilast) product line and related intellectual property, including any patents that primarily cover apremilast, and other specified assets and liabilities related to the OTEZLA® (apremilast) product line for $13.4 billion in cash (OTEZLA® Divestiture). The closing of the OTEZLA® Divestiture is contingent upon Bristol-Myers Squibb and Celgene entering into a consent decree with the FTC, the closing of the Bristol-Myers Squibb - Celgene Merger, and the satisfaction of other customary closing conditions. See Note 2 of Notes to Unaudited Consolidated Financial Statements for OTEZLA® net product sales for the three- and nine-month periods ended September 30, 2019 and 2018.

For periods subsequent to the closing of the OTEZLA® Divestiture, we have entered into a contract manufacturing agreement with Amgen (CMA) to provide OTEZLA® finished goods to Amgen (CMA Services). The CMA Services are being provided at cost for a period of up to 24 months, with additional extensions available. In addition, we have also entered into a transition services agreement with Amgen (TSA) to provide certain services (TSA Services) subsequent to the closing of the OTEZLA® Divestiture. The TSA Services primarily include information technology, finance and accounting, human resources, supply chain and other corporate support services. The TSA Services are being provided at cost for a period of up to 24 months, with additional extensions available.

Business Update

Our primary commercial stage products include REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, and VIDAZA®.

We continue to invest substantially in research and development in support of multiple ongoing proprietary clinical development programs which support our existing products and pipeline of new product candidates. In August 2019, INREBIC® (fedratinib) was approved by the U.S. FDA in adult patients with intermediate-2 or high-risk primary or secondary (post-polycythemia) myelofibrosis (MF). Our clinical trial activity includes trials across the disease areas of hematology, oncology, and inflammation and immunology. REVLIMID® is being evaluated in phase III trials covering a range of hematological malignancies. In May 2019, the FDA granted approval for REVLIMID® in combination with a rituximab product (R2) for the treatment of relapsed and/or refractory follicular or marginal zone lymphoma. We also submitted a supplemental New Drug Application (sNDA) to the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan for an additional indication and dosage/administration updates for R2 for relapsed and/or refractory indolent B-cell non-Hodgkin lymphoma (NHL). In January 2019 we also submitted a Marketing Authorization Application (MAA) for R2 to the European Medicines Agency (EMA) for the treatment of relapsed and/or refractory follicular and marginal zone lymphoma. In May 2019, we announced that the EC approved REVLIMID® in combination with bortezomib and dexamethasone (RVd) in adult patients with previously untreated multiple myeloma who are not eligible for transplant and for POMALYST®/IMNOVID® in combination with bortezomib and dexamethasone (PVd) in adult patients with multiple myeloma who have received at least one prior treatment regimen including REVLIMID®. Within hematological malignancies, POMALYST® is in phase III and post-approval trials for relapsed and/or refractory multiple myeloma (RRMM). In May 2019, POMALYST® was granted Breakthrough Therapy Designation (BTD) from the FDA for the treatment of patients with human immunodeficiency virus (HIV)-positive and negative Kaposi sarcoma. In solid tumors, ABRAXANE® is being evaluated in combination with immuno-oncology (IO) agents in patients with non-small cell lung cancer (NSCLC). In inflammation and immunology, in June 2019, we submitted an sNDA to the FDA for an OTEZLA® label update for the treatment of adult patients with moderate to severe scalp psoriasis. In July 2019, we announced that the FDA approved OTEZLA® for the treatment of oral ulcers associated with Behçet’s disease. In September 2019, OTEZLA® was approved in Japan for the treatment of patients with oral ulcers associated with Behçet’s disease with inadequate response to topical therapies. OTEZLA® is also being evaluated in phase III trials in pediatric psoriasis (SPROUT®) and mild to moderate plaque psoriasis (ADVANCE™) and a Phase IIIb trial in genital psoriasis (DISCREET™) while continuing to be studied in psoriatic arthritis and plaque psoriasis.

We also have a growing number of potential products in phase III trials or that have completed phase III across multiple diseases. In the inflammation and immunology therapeutic area, in June 2019, we announced that the U.S. FDA accepted the New Drug Application (NDA) for ozanimod for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and set a Prescription Drug User Fee Act (PDUFA) date of March 25, 2020. In addition, the EMA also validated the MAA for ozanimod in relapsing-remitting multiple sclerosis (RRMS). A regulatory decision from the EMA is expected in the first half of 2020. Enrollment was completed for the phase III TRUE NORTHTM trial in ulcerative colitis (UC) in 2019 and is ongoing for the phase III YELLOWSTONETM trials in Crohn’s Disease (CD). In hematology, during June 2019, our Biologics License Application (BLA) was accepted by the FDA for luspatercept, which we are developing in collaboration with Acceleron Pharma, Inc. (Acceleron), in adult patients with very low to intermediate-risk myelodysplastic syndromes (MDS) associated anemia who have ring sideroblasts (RS+) and require regular red blood cell (RBC) transfusions and in adult patients with beta-thalassemia-associated anemia who require regular RBC transfusions. The FDA granted Priority Review for the evaluation of the beta-thalassemia indication with a PDUFA date of December 4, 2019. The FDA also set a PDUFA date of April 4, 2020 for the MDS indication. In addition, the MAA for luspatercept has been accepted for review by the EMA.

The pivotal TRANSCEND NHL-001 and TRANSCEND WORLD trials evaluating liso-cel (lisocabtagene maraleucel) (JCAR017) in patients with 3L+ diffuse large B-cell lymphoma (DLBCL) and the pivotal PILOT trial in 2L transplant ineligible DLBCL are ongoing. The pivotal phase III TRANSFORMTM trial in 2L transplant eligible DLBCL and the pivotal phase II TRANSCEND CLL-004 trial in relapsed/refractory chronic lymphocytic leukemia (CLL) both initiated in the first half of 2019 and are continuing to enroll patients. In collaboration with bluebird bio, the pivotal study (KarMMaTM) evaluating ide-cel (bb2121) in 4L+ multiple myeloma (MM) is ongoing. The clinical program evaluating ide-cel (bb2121) in earlier lines of MM is advancing, including the pivotal KarMMa-2TM trial in 2L MM and the phase III KarMMa-3TM trial in 3L+ MM. Phase III trials are also underway for CC-486 in MDS, acute myeloid leukemia (AML), and angioimmunoblastic T-Cell lymphoma (AITL). During September 2019, we announced the phase III QUAZAR® AML-001 trial of CC-486 as maintenance therapy in patients with newly diagnosed AML met its primary and key secondary endpoints. In solid tumors, we are supporting a phase III study of marizomib in newly diagnosed glioblastoma, sponsored by the European Organization for Research and the Treatment of Cancer (EORTC) in collaboration with the Canadian Cancer Trials Group (CCTG).

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

Recent Developments

A comprehensive list of the diseases that our primary commercial stage products are approved to treat for the major markets of the United States, the European Union and Japan is provided in Part I, Item 1. Business in our 2018 Annual Report on Form 10-K filed with the SEC. The following tables present significant developments in our pivotal and phase III clinical trials and regulatory approval requests that occurred during the three-month period ended September 30, 2019, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

Pivotal and Phase III Trials:

Product Candidate	Trial	Disease Indication	Action
Ozanimod	RPC01-3103 (Japan)	Ulcerative colitis	Initiated

Regulatory agency actions:

Product	Disease Indication	Major Market	Regulatory Agency	Action
INREBIC® (fedratinib)	Myelofibrosis	U.S.	FDA	Approval
OTEZLA®	Oral ulcers associated with Behçet’s disease	Japan	PMDA	Approval

Financial Update

The following table summarizes Net product sales, Total revenue and earnings for the three-month periods ended September 30, 2019 and 2018 (dollar amounts in millions, except per share amounts):

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Net product sales	$4,518	$3,890	$628	16.1%
Total revenue	4,520	3,892	628	16.1%
Net income	1,691	1,082	609	56.3%
Diluted earnings per share	$2.32	$1.50	$0.82	54.7%

Total Net product sales for the three-month period ended September 30, 2019 increased by $628 million, or 16.1%, to approximately $4.5 billion compared to the three-month period ended September 30, 2018. The increase was comprised of net volume increases of $585 million, or 15.0%, and net price increases of $72 million, or 1.8%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID®, OTEZLA® and ABRAXANE®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by net price decreases across international markets. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted Net product sales by $29 million, or (0.7)%.

Total revenue increased by $628 million, or 16.1%, to approximately $4.5 billion for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018, reflecting increases of $479 million, or 18.4%, in the United States and $149 million, or 11.6%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting Net income and diluted earnings per share for the three-month periods ended September 30, 2019 and 2018 are as follows:

	Income Statement Classification	Three-Month Periods Ended September 30,		Change
		2019	2018
Collaboration arrangements (see Note 14*)	Research and development	$190	$12	$178
Bristol-Myers Squibb - Celgene Merger Costs (see Note 1*)	Acquisition/integration related charges and restructuring, net	34	—	34
Fair value adjustments on equity investments	Other (expense) income, net	(222)	(123)	(99)
Share-based compensation expense (see Notes 3 and 12*) (1)	Cost of goods sold, Research and development, and Selling, general and administrative	176	238	(62)

(1) Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $16 million and $3 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-month period ended September 30, 2019. Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $58 million and $29 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the three-month period ended September 30, 2018.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

The following table summarizes Net product sales, Total revenue and earnings for the nine-month periods ended September 30, 2019 and 2018 (dollar amounts in millions, except per share amounts):

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Net product sales	$12,941	$11,229	$1,712	15.2%
Total revenue	12,945	11,244	1,701	15.1%
Net income	4,807	2,973	1,834	61.7%
Diluted earnings per share	$6.63	$4.02	$2.61	64.9%

Total Net product sales for the nine-month period ended September 30, 2019 increased by approximately $1.7 billion, or 15.2%, to approximately $12.9 billion compared to the nine-month period ended September 30, 2018. The increase was comprised of net volume increases of $1.5 billion, or 13.7%, and net price increases of $291 million, or 2.6%. The increase in volume was primarily driven by increased unit sales of REVLIMID®, POMALYST®/IMNOVID®, OTEZLA® and ABRAXANE®. The price impact was primarily attributable to net price increases in the U.S., which were partially offset by net price decreases across international markets. Changes in foreign currency exchange rates including the impact of foreign exchange hedging activity unfavorably impacted Net product sales by $127 million, or (1.1)%.

Total revenue increased by approximately $1.7 billion, or 15.1%, to approximately $12.9 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, reflecting increases of $1.3 billion, or 18.0%, in the United States and $388 million, or 9.9%, in international markets.

In addition to the increase in total revenue discussed above, notable items impacting Net income and diluted earnings per share for the nine-month periods ended September 30, 2019 and 2018 are as follows:

	Income Statement Classification	Nine-Month Periods Ended September 30,		Change
		2019	2018
Collaboration arrangements (see Note 14*)	Research and development	$519	$426	$93
Research and development asset acquisition expenses (see Note 3*)	Research and development	—	1,125	(1,125)
Adjustment of clinical trial and development activity wind-down costs	Research and development	—	(60)	60
Bristol-Myers Squibb - Celgene Merger Costs (see Note 1*)	Acquisition/integration related charges and restructuring, net	263	—	263
Juno acquisition costs (see Note 3*)	Acquisition/integration related charges and restructuring, net	—	92	(92)
Fair value adjustments on equity investments	Other (expense) income, net	(100)	830	(930)
Share-based compensation expense (see Notes 3 and 12*) (1)	Cost of goods sold, Research and development, and Selling, general and administrative	658	923	(265)

(1) Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $50 million and $17 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the nine-month period ended September 30, 2019. Includes share-based compensation expense related to the acquisition of Juno post-combination service period of $291 million and $196 million, which was recorded in Research and development and Selling, general and administrative expenses, respectively, for the nine-month period ended September 30, 2018.

* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Three-Month Periods Ended September 30, 2019 and 2018

Net Product Sales and Other Revenues

Net product sales and Other revenues for the three-month periods ended September 30, 2019 and 2018 were as follows:

REVLIMID®

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$1,902	$1,667	$235	14.1%
International	868	782	86	11.0%
Worldwide	$2,770	$2,449	$321	13.1%

REVLIMID® net sales increased by $321 million, or 13.1%, to approximately $2.8 billion for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. Sales growth was primarily volume-driven due to increased global treatment duration and increased international market share. In the U.S., sales growth increased due to both unit sales and price increases. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$469	$357	$112	31.4%
International	195	156	39	25.0%
Worldwide	$664	$513	$151	29.4%

POMALYST®/IMNOVID® net sales increased by $151 million, or 29.4%, to $664 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to increased treatment duration in Europe and Japan. International volume growth was partially offset by net price decreases.

OTEZLA®

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$445	$348	$97	27.9%
International	102	84	18	21.4%
Worldwide	$547	$432	$115	26.6%

OTEZLA® net sales increased by $115 million, or 26.6%, to $547 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. In the U.S., sales growth increased primarily due to unit sales increases as a result of the continuing impact of managed care contracts executed in 2018, which contributed to higher gross-to-net charges partially offsetting the increase in gross sales. Sales growth in international markets was primarily due to volume growth, offset by net price decreases.

ABRAXANE®

	Three-Month Periods Ended September 30,		Increase/(Decrease)	Percent Change
	2019	2018
U.S.	$206	$174	$32	18.4%
International	112	114	(2)	(1.8)%
Worldwide	$318	$288	$30	10.4%

ABRAXANE® net sales increased by $30 million, or 10.4%, to $318 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 primarily due to increases in global unit sales. In the U.S., sales growth increased due to both unit sales and price increases, driven by underlying demand. International net price decreases were partially offset by volume growth.

OTHER PRODUCT SALES

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$57	$54	$3	5.6%
International	162	154	8	5.2%
Worldwide	$219	$208	$11	5.3%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, ISTODAX® and INREBIC®, increased by $11 million primarily due to increases in VIDAZA® and IDHIFA® net sales partially offset by decreased THALOMID® net sales.

Other Revenue: Other revenue remained unchanged for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018.

Gross-to-Net Sales Accruals: We record gross-to-net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross-to-net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2018 Annual Report on Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2019 and 2018 were as follows:

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of June 30, 2019	$880	$424	$33	$33	$1,370
Allowances for sales during prior periods	(7)	(22)	—	(10)	(39)
Allowances for sales during 2019	336	574	87	—	997
Credits/deductions issued for sales during prior periods	(39)	(34)	—	(3)	(76)
Credits/deductions issued for sales during 2019	(199)	(541)	(80)	(2)	(822)
Balance as of September 30, 2019	$971	$401	$40	$18	$1,430

Balance as of June 30, 2018	$680	$306	$21	$16	$1,023
Allowances for sales during prior periods	(13)	6	—	—	(7)
Allowances for sales during 2018	262	443	62	4	771
Credits/deductions issued for sales during prior periods	(162)	(1)	—	(2)	(165)
Credits/deductions issued for sales during 2018	(136)	(367)	(61)	(1)	(565)
Balance as of September 30, 2018	$631	$387	$22	$17	$1,057

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2019 and 2018 are as follows:

Government rebate provisions increased by $80 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018, due to a $47 million increase in the U.S. market and a $33 million increase in international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $40 million due to an increase in Medicaid rebates (mostly in the managed care channel) and a $7 million increase in the Medicare Part D Coverage Gap due to higher sales volumes and an increase in the Medicare Part D Coverage Gap in 2019 to 70% effective during the first quarter of 2019, an increase of 20 percentage points compared to 2018. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $103 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. Chargebacks increased by $39 million and distributor service fees increased by $64 million. The increase in chargebacks was primarily due to higher sales volumes and higher rebate rates resulting from price increases. The distributor service fees increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $28 million of the increase, as well as a $10 million increase in commercial copayment program expense and an $8 million increase in the distributor service fees expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $25 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $18 million related to REVLIMID® as well as increases to OTEZLA® and POMALYST® of $3 million each.

Provisions for Sales returns and allowances decreased by $14 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 primarily due to a decrease in the OTEZLA® returns reserve.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the three-month periods ended September 30, 2019 and 2018 were as follows:

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$167	$157	$10	6.4%
Percent of Net product sales	3.7%	4.0%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $10 million to $167 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018 primarily due to raw materials charges recorded in the prior year.

Research and Development

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Research and development	$1,167	$1,081	$86	8.0%
Percent of Total revenue	25.8%	27.8%

Research and development expenses increased by $86 million to approximately $1.2 billion for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. The increase was primarily due to a $178 million increase in expenses related to collaboration arrangements. This increase was partially offset by a decrease in share-based compensation expense of $37 million, primarily related to incremental expense recorded during the three-month period ended September 30, 2018 related to the acquisition of Juno. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing collaboration arrangements and asset acquisitions and associated obligations pursuant to such arrangements.

The following table provides a breakdown of Research and development expenses:

	Three-Month Periods Ended September 30,		Increase/(Decrease)	Percent Change
	2019	2018
Human pharmaceutical clinical programs	$544	$547	$(3)	(0.5)%
Other pharmaceutical programs	196	316	(120)	(38.0)%
Drug discovery and development	237	206	31	15.0%
Collaboration arrangements (See Note 14*)	190	12	178	1,483.3%
Total	$1,167	$1,081	$86	8.0%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Selling, general and administrative	$781	$746	$35	4.7%
Percent of Total revenue	17.3%	19.2%

Selling, general and administrative expenses increased by $35 million to $781 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018. The increase in Selling, general and administrative expenses was primarily due to an increase of $45 million in donations to independent non-profit patient assistance organizations in the U.S. and an increase of $46 million in marketing related expenses. This increase was partially offset by a decrease in share-based compensation expense of $23 million, primarily related to incremental expense recorded in the third quarter of 2018 related to the acquisition of Juno. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Three-Month Periods Ended September 30,		(Decrease)	Percent Change
	2019	2018
Amortization of acquired intangible assets	$109	$127	$(18)	(14.2)%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended September 30, 2019 and 2018:

	Three-Month Periods Ended September 30,		Increase/(Decrease)
Acquisitions	2019	2018
Abraxis	$88	$87	$1
Juno	21	22	(1)
Quanticel	—	18	(18)
Total amortization	$109	$127	$(18)

The $18 million reduction in amortization expense was primarily due to the Quanticel intangible assets being fully amortized in the fourth quarter of 2018.

Acquisition/Integration Related Charges and Restructuring, Net

	Three-Month Periods Ended September 30,		(Decrease)/Increase	Percent Change
	2019	2018
Acquisition charges, net	$2	$101	$(99)	(98.0)%
Integration charges, net	30	—	30	N/A
Acquisition/integration related charges and restructuring, net	$32	$101	$(69)	(68.3)%

Acquisition/integration related charges and restructuring, net was a net charge of $32 million for the three-month period ended September 30, 2019, compared to a net charge of $101 million for the three-month period ended September 30, 2018. The net charge in 2019 primarily relates to $34 million of acquisition and integration preparation costs associated with the Bristol-Myers Squibb - Celgene Merger. The net charge in 2018 primarily related to a charge due to the increase in the fair value of our liability related to publicly traded Abraxis contingent value rights (Abraxis CVRs) of $51 million that were issued as part of the acquisition of Abraxis BioScience, Inc (Abraxis). In addition, the net charge in 2018 also includes a charge of $46 million related to the net change in fair value of legacy Juno success payment liabilities. See Note 1 and Note 6 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Bristol-Myers Squibb - Celgene Merger and contingent consideration and success payment liabilities, respectively.

Other Income and Expenses

Other income and expense for the three-month periods ended September 30, 2019 and 2018 were as follows:

Interest and Investment Income, Net:

	Three-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Interest and investment income, net	$45	$8	$37	462.5%

Interest and investment income, net increased by $37 million to $45 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018 primarily due to higher investment balances and interest rates as compared to the prior year period.

Interest (Expense):

	Three-Month Periods Ended September 30,		(Decrease)	Percent Change
	2019	2018
Interest (expense)	$(190)	$(193)	$3	(1.6)%

Interest (expense) remained virtually unchanged for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt.

Other (Expense) Income, Net:

	Three-Month Periods Ended September 30,		Increase/(Decrease)
	2019	2018
Foreign exchange (losses) gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$(5)	$1	$(6)
Fair value adjustments on equity investments	(222)	(123)	(99)
Other	25	5	20
Total Other (expense) income, net	$(202)	$(117)	$(85)
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The Income tax provision decreased by $70 million to $226 million for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018, primarily due to a decrease in our estimated effective tax rate, partially offset by an increase in income before taxes. The effective tax rate for the three-month period ended September 30, 2019 was 11.8%, a decrease of 9.7 percentage points from our effective tax rate of 21.5% for the three-month period ended September 30, 2018. The decrease in our effective tax rate was primarily due to non-recurring 2018 non-deductible research expenses incurred in our acquisition of Impact.

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

Nine-Month Periods Ended September 30, 2019 and 2018

Net Product Sales and Other Revenues

Net product sales and Other revenues for the nine-month periods ended September 30, 2019 and 2018 were as follows:

REVLIMID®

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$5,398	$4,740	$658	13.9%
International	2,681	2,396	285	11.9%
Worldwide	$8,079	$7,136	$943	13.2%

REVLIMID® net sales increased by $943 million, or 13.2%, to approximately $8.1 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. Sales growth was primarily volume-driven due to increased global treatment duration and increased international market share. In the U.S., sales growth increased due to both unit sales and price increases. International volume growth was partially offset by net price decreases.

POMALYST®/IMNOVID®

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$1,306	$998	$308	30.9%
International	534	475	59	12.4%
Worldwide	$1,840	$1,473	$367	24.9%

POMALYST®/IMNOVID® net sales increased by $367 million, or 24.9%, to approximately $1.8 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, primarily due to increased sales in the U.S. market. In the U.S., sales growth increased due to both unit sales and price increases. Increases in market share and treatment duration contributed to the increase in U.S. unit sales. In addition, international unit sales increased, primarily due to increased treatment duration in Europe and Japan. International volume growth was partially offset by price decreases.

OTEZLA®

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$1,145	$915	$230	25.1%
International	284	245	39	15.9%
Worldwide	$1,429	$1,160	$269	23.2%

OTEZLA® net sales increased by $269 million, or 23.2%, to $1.4 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. In the U.S., sales growth increased primarily due to unit sales increases as a result of the continuing impact of managed care contracts executed in 2018, which contributed to higher gross-to-net charges partially offsetting the increase in gross sales. Sales growth in international markets was primarily due to volume growth. International volume growth was partially offset by net price decreases.

ABRAXANE®

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
U.S.	$609	$485	$124	25.6%
International	311	308	3	1.0%
Worldwide	$920	$793	$127	16.0%

ABRAXANE® net sales increased by $127 million, or 16.0%, to $920 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, primarily due to increases in global unit sales. In the U.S., sales growth increased due to both unit sales and price increases, driven by underlying demand. International volume growth was partially offset by net price decreases.

OTHER PRODUCT SALES

	Nine-Month Periods Ended September 30,		(Decrease)/ Increase	Percent Change
	2019	2018
U.S.	$162	$166	$(4)	(2.4)%
International	511	501	10	2.0%
Worldwide	$673	$667	$6	0.9%

All other product sales, which include IDHIFA®, VIDAZA®, generic azacitidine for injection, THALOMID®, ISTODAX® and INREBIC® increased by $6 million primarily due to increases in IDHIFA® and VIDAZA® net sales partially offset by decreased THALOMID® and ISTODAX® net sales.

Other Revenue: Other revenue decreased by $11 million to $4 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018.

Gross-to-Net Sales Accruals: We record gross-to-net sales accruals for government rebates, chargebacks and distributor service fees, sales discounts, and sales returns and allowances. For a discussion of our gross-to-net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in our 2018 Annual Report on Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2019 and 2018 were as follows:

	Government Rebates	Chargebacks and Distributor Service Fees	Sales Discounts	Sales Returns and Allowances	Total
Balance as of December 31, 2018	$678	$429	$22	$47	$1,176
Allowances for sales during prior periods	(15)	(34)	—	(1)	(50)
Allowances for sales during 2019	1,030	1,645	236	10	2,921
Credits/deductions issued for sales during prior periods	(265)	(303)	(23)	(33)	(624)
Credits/deductions issued for sales during 2019	(457)	(1,336)	(195)	(5)	(1,993)
Balance as of September 30, 2019	$971	$401	$40	$18	$1,430

Balance as of December 31, 2017	$544	$270	$20	$15	$849
Allowances for sales during prior periods	(31)	3	—	—	(28)
Allowances for sales during 2018	840	1,203	177	10	2,230
Credits/deductions issued for sales during prior periods	(350)	(164)	(19)	(5)	(538)
Credits/deductions issued for sales during 2018	(372)	(925)	(156)	(3)	(1,456)
Balance as of September 30, 2018	$631	$387	$22	$17	$1,057

A comparison of provisions for allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2019 and 2018 are as follows:

Government rebate provisions increased by $206 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, due to a $137 million increase in the U.S. market and a $69 million increase in international government rebates. The increase in the U.S. market was primarily due to higher sales volumes and increased rebate rates, with $97 million due to an increase in Medicaid rebates (mostly in the managed care channel) and $40 million due to higher sales volumes and an increase in the Medicare Part D Coverage Gap in 2019 to 70% effective during the first quarter of 2019, an increase of 20 percentage points compared to 2018. The increase in international government rebates was primarily driven by higher sales volumes and increased rebate rates.

Chargebacks and distributor service fees provisions increased by $405 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. Chargebacks increased by $172 million and distributor service fees increased by $233 million. The increase in chargebacks was primarily due to higher sales volumes and higher rebate rates resulting from price increases. The distributor service fees increase was primarily attributable to increased sales volumes and new managed care contracts for OTEZLA®, which accounted for $136 million of the increase, as well as a $40 million increase in commercial copayment program expense and a $17 million increase in the distributor service fees expense, both of which also were attributable to higher sales volumes.

Discount provisions increased by $59 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, primarily due to higher sales volumes. The increase was primarily comprised of an increase of $42 million related to REVLIMID® as well as increases of $10 million and $7 million related to OTEZLA® and POMALYST®, respectively.

Provisions for Sales and returns allowances decreased by $1 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018.

Operating Costs and Expenses

Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2019 and 2018 were as follows:

Cost of Goods Sold (excluding amortization of acquired intangible assets)

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Cost of goods sold (excluding amortization of acquired intangible assets)	$458	$418	$40	9.6%
Percent of Net product sales	3.5%	3.7%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $40 million to $458 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. As a percent of Net product sales, Cost of goods sold (excluding amortization of acquired intangible assets) decreased for the nine-month period ended September 30, 2019 as compared to nine-month period ended September 30, 2018 primarily due to raw materials charges recorded in the prior year.

Research and Development

	Nine-Month Periods Ended September 30,		(Decrease)	Percent Change
	2019	2018
Research and development	$3,483	$4,535	$(1,052)	(23.2)%
Percent of Total revenue	26.9%	40.3%

Research and development expenses decreased by approximately $1.1 billion to approximately $3.5 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. The decrease was primarily due to $1.1 billion of research and development asset acquisition expense related to our purchase of Impact during the first quarter of 2018. Also contributing to the decrease in Research and development expense was a decrease in share-based compensation expense of $155 million, primarily related to incremental expense recorded during the nine-month period ended September 30, 2018 related to the acquisition of Juno. These decreases were partially offset by an increase of $93 million in expenses related to collaboration arrangements and a favorable adjustment of $60 million, which was recorded in the first quarter of 2018, related to the clinical trial and development activity wind-down costs associated with the discontinuation of the GED-0301 clinical trials in Crohn’s disease in the fourth quarter of 2017. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisitions. Our research and development expenses may fluctuate from period-to-period based on the volume and timing of closing collaboration arrangements and asset acquisitions and associated obligations pursuant to such arrangements.

The following table provides a breakdown of Research and development expenses:

	Nine-Month Periods Ended September 30,		Increase/(Decrease)	Percent Change
	2019	2018
Human pharmaceutical clinical programs	$1,687	$1,523	$164	10.8%
Other pharmaceutical programs	558	934	(376)	(40.3)%
(Benefit) related to GED-0301 Trials	—	(60)	60	(100.0)%
Drug discovery and development	719	587	132	22.5%
Collaboration arrangements (See Note 14*)	519	426	93	21.8%
Research and development asset acquisition expenses (See Note 3*)	—	1,125	(1,125)	(100.0)%
Total	$3,483	$4,535	$(1,052)	(23.2)%
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Selling, General and Administrative

	Nine-Month Periods Ended September 30,		(Decrease)	Percent Change
	2019	2018
Selling, general and administrative	$2,347	$2,400	$(53)	(2.2)%
Percent of Total revenue	18.1%	21.3%

Selling, general and administrative expenses decreased by $53 million to approximately $2.3 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. The decrease in Selling, general and administrative expenses was primarily due to a decrease in share-based compensation expense of $115 million, primarily related to incremental expense recorded during the nine-month period ended September 30, 2018 related to the acquisition of Juno, as well as a decrease of $30 million in donations to independent non-profit patient assistance organizations in the U.S. recorded during the current period. These decreases were partially offset by an increase of $113 million in marketing related expenses. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our acquisition of Juno.

Amortization of Acquired Intangible Assets

	Nine-Month Periods Ended September 30,		(Decrease)	Percent Change
	2019	2018
Amortization of acquired intangible assets	$327	$341	$(14)	(4.1)%

Amortization of intangible assets acquired as a result of business combinations is summarized below for the nine-month periods ended September 30, 2019 and 2018:

	Nine-Month Periods Ended September 30,		Increase/(Decrease)
Acquisitions	2019	2018
Abraxis	$264	$213	$51
Gloucester	—	23	(23)
Juno	63	50	13
Pharmion	—	1	(1)
Quanticel	—	54	(54)
Total amortization	$327	$341	$(14)

Effective for the second quarter of 2018, we reduced the remaining estimated useful life of our ABRAXANE® intangible assets as a result of settlements of patent-related proceedings, which resulted in approximately $50 million of accelerated amortization per quarter. Amortization expense also increased by $13 million as a result of the technology platform asset acquired through the acquisition of Juno during the first quarter of 2018. These increases were partially offset by a reduction in amortization expense as the Gloucester and Pharmion intangible assets were fully amortized in the first quarter of 2018 and the Quanticel intangible assets were fully amortized in the fourth quarter of 2018. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional information regarding our acquisition of Juno.

Acquisition/Integration Related Charges and Restructuring, Net

	Nine-Month Periods Ended September 30,		(Decrease)/Increase	Percent Change
	2019	2018
Acquisition charges, net	$38	$166	$(128)	(77.1)%
Integration charges, net	207	—	207	N/A
Acquisition/integration related charges and restructuring, net	$245	$166	$79	47.6%

Acquisition/integration related charges and restructuring, net was a net charge of $245 million for the nine-month period ended September 30, 2019, compared to a net charge of $166 million for the nine-month period ended September 30, 2018. The net charge in 2019 primarily relates to $263 million of acquisition and integration preparation costs associated with the Bristol-Myers Squibb - Celgene Merger, which includes a $150 million charge associated with the termination of our collaboration agreement with BeiGene related to BGB-A317 in the second quarter of 2019. This charge was partially offset by a benefit related to the decrease in the fair value of our contingent consideration and success payment liabilities of $25 million, primarily associated with the acquisition of Juno. The net charge in 2018 primarily related to $92 million of acquisition and restructuring costs associated with the acquisition of Juno. In addition, the net charge in 2018 also includes a charge of $48 million related to the net change in fair value of legacy Juno success payment liabilities. See Note 1, Note 14, Note 6 and Note 3 of Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Bristol-Myers Squibb - Celgene Merger, collaboration arrangements, contingent consideration and success payment liabilities, and our acquisition of Juno, respectively.

Other Income and Expenses

Other income and expense for the nine-month periods ended September 30, 2019 and 2018 were as follows:

Interest and Investment Income, Net:

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Interest and investment income, net	$117	$30	$87	290.0%

Interest and investment income, net increased by $87 million to $117 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 primarily due to higher investment balances and interest rates as compared to the prior year period.

Interest (Expense):

	Nine-Month Periods Ended September 30,		Increase	Percent Change
	2019	2018
Interest (expense)	$(574)	$(551)	$(23)	4.2%

Interest (expense) increased by $23 million to $574 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018 primarily due to the interest expense associated with the issuance of $4.5 billion of senior notes during February of 2018. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to debt.

Other (Expense) Income, Net:

	Nine-Month Periods Ended September 30,		Increase/(Decrease)
	2019	2018
Foreign exchange (losses) gains, including foreign exchange derivative instruments not designated as hedging instruments (See Note 7*)	$(4)	$4	$(8)
Fair value adjustments on equity investments	(100)	830	(930)
Other	28	18	10
Total Other (expense) income, net	$(76)	$852	$(928)
* References to Notes in this table are to the Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

Income Tax Provision: The Income tax provision increased by $3 million to $745 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018, primarily due to an increase in income before income taxes, partially offset by a decrease in our estimated effective tax rate. The effective tax rate for the nine-month period ended September 30, 2019 was 13.4%, a decrease of 6.6 percentage points from our effective tax rate of 20.0% for the nine-month period ended September 30, 2018. The decrease in our effective tax rate was primarily due to non-recurring 2018 non-deductible research expenses incurred in our acquisition of Impact.

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

Liquidity and Capital Resources

The following table summarizes the components of our financial condition as of:

	September 30, 2019	December 31, 2018	Increase/(Decrease)
Financial assets:
Cash and cash equivalents	$9,604	$4,234	$5,370
Debt securities available-for-sale	14	496	(482)
Equity investments with readily determinable fair values	1,279	1,312	(33)
Total financial assets	$10,897	$6,042	$4,855
Debt:
Short-term borrowings and current portion of long-term debt	$1,498	$501	$997
Long-term debt, net of discount	18,289	19,769	(1,480)
Total debt	$19,787	$20,270	$(483)

Working capital (1)	$9,489	$5,083	$4,406

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of September 30, 2019, we held approximately $2.7 billion of these short-term funds in foreign tax jurisdictions. We expect to have access to this cash with minimal to no additional U.S. tax impact. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including intercompany transactions, as well as for other reasons, such as repurchases of our common stock, internal reorganizations, business-development activities, restrictions on distributions out of foreign tax jurisdictions and debt issuances. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Under the 2017 Tax Act, a company’s post-1986 previously untaxed foreign Earnings and Profits (E&P) was mandatorily deemed to be repatriated and taxed, which is also referred to as the toll charge. We have elected to pay the toll charge in annual installments over eight years through 2025.

Share Repurchase Program: As of September 30, 2019, we had remaining availability under our authorized common stock share repurchase program of $2.8 billion. We did not repurchase any shares of our common stock during the nine-month period ended September 30, 2019.

Components of Working Capital

Cash and Cash Equivalents, Debt Securities Available-for-Sale and Equity Investments with Readily Determinable Fair Values: From time to time, we invest our excess cash primarily in money market funds, repurchase agreements, time deposits, commercial paper, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), ultra-short income fund investments, global corporate debt securities and asset backed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as Debt securities available-for-sale. See Note 8 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report. The approximate $4.9 billion increase in Cash and cash equivalents, Debt securities available-for-sale and Equity investments with readily determinable fair values as of September 30, 2019 compared to December 31, 2018 was primarily due to approximately $5.8 billion of cash from operating activities for the nine-month period ended September 30, 2019 partially offset by a $500 million repayment on the current portion of our long-term debt and a $400 million payment made to the former shareholders of Impact for the acquisition of an intangible asset. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Impact acquisition.

Accounts Receivable, Net: Accounts receivable, net increased by $308 million to approximately $2.4 billion as of September 30, 2019 compared to December 31, 2018. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to grow as our international sales continue to expand.

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

Inventory: Inventory balances decreased by $7 million to $451 million as of September 30, 2019 compared to December 31, 2018.

Other Current Assets: Other current assets increased by $231 million to $732 million as of September 30, 2019 compared to December 31, 2018 primarily due to increases of $163 million in tax receivable, $48 million in the fair value of derivative instruments, $42 million in receivable for option exercises and taxes and $27 million net other increases, partially offset by decreases of $49 million in prepaid taxes.

Commercial Paper: We have a commercial paper program (Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which are used for general corporate purposes. As of September 30, 2019, we had available capacity to issue up to $2.0 billion of Commercial Paper and there were no borrowings under the Program. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program, if any, are accounted for as short-term borrowings.

Senior Unsecured Credit Facility: We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $2.0 billion. Amounts may be borrowed in U.S. Dollars for general corporate purposes. The Credit Facility currently serves as backup liquidity for our commercial paper borrowings and expires on April 25, 2023. As of September 30, 2019, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants, including certain customary financial covenants. We were in compliance with all financial covenants as of September 30, 2019.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable and Accrued expenses and other current liabilities decreased by $20 million to approximately $3.4 billion as of September 30, 2019 compared to December 31, 2018. The decrease was primarily due to decreases of $91 million for interest expense accruals, $72 million for collaboration agreement accruals, $70 million related to success payment liabilities assumed through our acquisition of Juno, $60 million for contingent consideration accruals, which includes the net change in fair value (See Note 14, Note 6 and Note 3 of Notes to the Unaudited

Consolidated Financial Statements contained elsewhere in this report for additional details related to collaboration arrangements, contingent consideration and success payment liabilities, and our acquisition of Juno, respectively), $40 million for accrued legal expenses and $1 million for accounts payable and net other decreases. These decreases were partially offset by increases of $236 million for sales adjustments accruals and $78 million for current portion of operating leases obligations.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $268 million to approximately $2.5 billion as of September 30, 2019 compared to December 31, 2018, primarily due to the current provision for income taxes of $765 million, which was partially offset by income tax payments of $503 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2019 and 2018 were as follows:

	Nine-Month Periods Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$5,815	$2,828	$2,987
Net cash (used in) investing activities	(201)	(5,817)	5,616
Net cash (used in) financing activities	(219)	(1,556)	1,337

Operating Activities: Net cash provided by operating activities increased by approximately $3.0 billion to approximately $5.8 billion for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. The increase in net cash provided by operating activities was primarily attributable to the approximate $1.1 billion initial payment made in 2018 for the acquisition of Impact and decreased working capital requirements in 2019 compared to 2018. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Impact acquisition.

Investing Activities: Net cash used in investing activities decreased by approximately $5.6 billion to $201 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. The decrease in net cash used in investing activities was primarily due to approximately $8.6 billion of payments for the acquisition of Juno, net of cash acquired in 2018. This decrease was partially offset by $483 million of net sales of debt securities available-for-sale in 2019 compared to approximately $3.1 billion of net sales of debt securities available-for-sale in 2018 as well as the $400 million payment to the former shareholders of Impact for the acquisition of an intangible asset in 2019. See Note 3 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to the Juno and Impact acquisitions.

Financing Activities: Net cash used in financing activities decreased by approximately $1.3 billion to $219 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. The decrease in net cash used in financing activities was primarily attributable to not repurchasing any shares of our common stock under our share repurchase program during 2019 compared to 2018 where we had payments of approximately $6.1 billion under our share repurchase program. See Note 4 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our share repurchase program. This decrease in net cash used in financing activities was partially offset by proceeds from the February 2018 debt issuance, which provided approximately $4.5 billion. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our debt.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. As of September 30, 2019, our market risk sensitive instruments consisted of debt securities available-for-sale, equity investments with readily determinable fair values, our long-term debt and certain derivative contracts (See Notes 8, 6, 11 and 7 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details, respectively).

Debt Securities Available-for-Sale: As of September 30, 2019, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as Debt securities available-for-sale were as follows (dollar amounts in millions):

	Duration
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$14	$—	$—	$14
Fair value	14	—	—	14
Weighted average interest rate	2.9%	—%	—%	2.9%

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

Debt Obligations

Short-Term Borrowings and Current Portion of Long-Term Debt: We had no outstanding short-term borrowings as of September 30, 2019 and December 31, 2018. The carrying value of the current portion of long-term debt as of September 30, 2019 and December 31, 2018 includes:

	September 30, 2019	December 31, 2018
2.250% senior notes due 2019	$—	$501
2.875% senior notes due 2020	1,498	—
	$1,498	$501

Long-Term Debt: Our outstanding senior notes with maturity dates in excess of one year after September 30, 2019 have an aggregate principal amount of $18.350 billion with varying maturity dates and interest rates. The principal amounts and carrying values of the long-term portion of these senior notes as of September 30, 2019 are summarized below:

	Principal Amount	Carrying Value
3.950% senior notes due 2020	$500	$505
2.250% senior notes due 2021	500	498
2.875% senior notes due 2021	500	499
3.250% senior notes due 2022	1,000	1,027
3.550% senior notes due 2022	1,000	997
2.750% senior notes due 2023	750	747
3.250% senior notes due 2023	1,000	995
4.000% senior notes due 2023	700	725
3.625% senior notes due 2024	1,000	1,000
3.875% senior notes due 2025	2,500	2,486
3.450% senior notes due 2027	1,000	1,004
3.900% senior notes due 2028	1,500	1,491
5.700% senior notes due 2040	250	248
5.250% senior notes due 2043	400	393
4.625% senior notes due 2044	1,000	988
5.000% senior notes due 2045	2,000	1,976
4.350% senior notes due 2047	1,250	1,234
4.550% senior notes due 2048	1,500	1,476
Total long-term debt	$18,350	$18,289

As of September 30, 2019, the fair value of our outstanding debt was $21.9 billion.

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

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding as of September 30, 2019 and December 31, 2018 had settlement dates within 21 months and 30 months, respectively. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in Other comprehensive income (OCI) and reclassified to the Consolidated Statements of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings. We recognize in earnings the initial value of the forward point components on a straight-line basis over the life of the derivative instrument within the same line item in the Consolidated Statements of Income that is used to present the earnings effect of the hedged item.

Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows as of September 30, 2019 and December 31, 2018:

	Notional Amount
Foreign Currency	September 30, 2019	December 31, 2018
Australian Dollar	$22	$46
British Pound	5	82
Canadian Dollar	115	158
Euro	964	1,381
Japanese Yen	543	424
Total	$1,649	$2,091

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of September 30, 2019, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in Other (expense) income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding as of September 30, 2019 and December 31, 2018 were $314 million and $347 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the September 30, 2019 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $179 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
Foreign Currency Option Contracts: From time to time, we may hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in that local currency. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and local currency notional amounts but with different strike prices. The premium collected from the sale of the call option is equal to the premium paid for the purchased put option, resulting in no net premium being paid. This combination of transactions is generally referred to as a “zero-cost collar.” The expiration dates and notional amounts correspond to the amount and timing of forecasted foreign currency sales. The foreign currency zero-cost collar contracts outstanding as of September 30, 2019 and December 31, 2018 had settlement dates within 15 months and 24 months, respectively. If the U.S. Dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. Dollar equivalent value of our anticipated foreign currency cash flows; however, this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.
Outstanding foreign currency zero-cost collar contracts entered into to hedge forecasted revenue were as follows as of September 30, 2019 and December 31, 2018:

	Notional Amount (1)
	September 30, 2019	December 31, 2018
Foreign currency zero-cost collar contracts designated as hedging activity:
Purchased Put	$791	$1,933
Written Call	916	2,216
(1) U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied by the strike value of the foreign currency option. The local currency notional amounts of our purchased put and written call that are designated as hedging activities are equal to each other.
We previously entered into foreign currency purchased put option contracts to hedge forecasted revenue which were not part of a collar strategy. Such purchased put option contracts had a notional value of nil as of September 30, 2019 and December 31, 2018. We de-designated all of our purchased put option contracts prior to September 30, 2019.
Assuming that the September 30, 2019 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts would increase by approximately $55 million if the U.S. Dollar were to strengthen and decrease by approximately $22 million if the U.S. Dollar were to weaken. However, since the contracts hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be reported in OCI and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings.

Interest Rate Risk Management

Forward Starting Interest Rate Swaps and Treasury Rate Locks: In anticipation of issuing fixed-rate debt, we may use forward starting interest rate swaps (forward starting swaps) or treasury rate lock agreements (treasury rate locks) that are designated as cash flow hedges to hedge against changes in interest rates that could impact expected future issuances of debt. To the extent these hedges of cash flows related to anticipated debt are effective, any realized or unrealized gains or losses on the forward starting swaps or treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes. As of September 30, 2019 and December 31, 2018, we did not have any outstanding forward starting swaps or treasury rate locks.

Interest Rate Swap Contracts: From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in benchmark interest rates. Gains or losses resulting from changes in fair value of the underlying debt attributable to the hedged benchmark interest rate risk are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the carrying value of the notes recorded on the Consolidated Balance Sheets. Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged all changes in fair value of the swap are recorded on the Consolidated Statements of Income within Interest (expense) with an associated offset to the derivative asset or liability on the Consolidated Balance Sheets. Consequently, there is no net impact recorded in income. Any net interest payments made or received on interest rate swap contracts are recognized as interest expense on the Consolidated Statements of Income. If a hedging relationship is terminated for an interest rate swap contract, accumulated gains or losses associated with the contract are measured and recorded as a reduction or increase of current and future interest expense associated with the previously hedged debt obligations. We terminated all of our interest rate swap contracts prior to September 30, 2019.

The following table summarizes the notional amounts of our outstanding interest rate swap contracts as of September 30, 2019 and December 31, 2018:

	Notional Amount
	September 30, 2019	December 31, 2018
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
3.875% senior notes due 2025	$—	$200
3.450% senior notes due 2027	—	450
3.900% senior notes due 2028	—	200
Total	$—	$850

We have entered into swap contracts that were designated as hedges of certain of our fixed rate notes in 2019 and 2018, and also terminated the hedging relationship by settling certain of those swap contracts during 2019 and 2018. In 2019, we settled $850 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $13 million during the nine-month period ended September 30, 2019, which are accounted for as a reduction of current and future interest expense associated with these notes. During 2018, we settled $250 million notional amount of certain swap contracts. The settlement of swap contracts resulted in the receipt of net proceeds of $2 million during the year ended December 31, 2018, which were accounted for as a reduction of current and future interest expense associated with these notes. See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

A sensitivity analysis to measure potential changes in the market value of our debt from a change in interest rates indicated that a one percentage point increase in interest rates as of September 30, 2019 would have reduced the aggregate fair value of our net payable by approximately $1.7 billion. A one percentage point decrease as of September 30, 2019 would have increased the aggregate fair value of our net payable by approximately $2.0 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is largely dependent on the commercial success of REVLIMID®, POMALYST®/IMNOVID®, OTEZLA®, ABRAXANE®, and VIDAZA®. REVLIMID® currently accounts for over half of our total revenue. In addition, in August 2019, the U.S. Food and Drug Administration (FDA) approved INREBIC® (fedratinib) for the treatment of adult patients with intermediate-2 or high-risk primary or secondary myelofibrosis. As products, such as POMALYST®/IMNOVID®, OTEZLA®, and INREBIC®, have obtained regulatory approval and gained market acceptance, our dependence on REVLIMID® has decreased, a trend that we expect to continue. A significant decline in REVLIMID® net revenue, in the absence of offsetting increases in revenue from our other marketed products, would have a material adverse effect on our results of operations, cash flows and financial condition. The success of these products depends on acceptance by regulators, key opinion leaders, physicians, and patients as effective drugs with certain advantages over other therapies. A number of factors, as discussed in greater detail below, may adversely impact the degree of acceptance of these products, including their efficacy, safety, price and benefits over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans.

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

In the U.S. there have been and are likely to continue to be a number of legislative and regulatory proposals and enactments (e.g., multiple legislative proposals recently introduced in both houses of Congress) related to drug pricing and reimbursement at both the federal and state level that could impact our profitability. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the ACA, were signed into law in March 2010, and are referred to collectively as the Healthcare Reform Acts. Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in December 2018, a U.S. district court held that the ACA was unconstitutional, although the ruling is stayed pending the appeals process. In addition, the Tax Cuts and Jobs Act of 2017 includes a provision that went into effect on January 1, 2019 that repeals the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year (commonly referred to as the “individual mandate”). Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the Trump Administration and Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

Moreover, changes could be made to governmental healthcare and insurance reimbursement programs that could significantly impact the profitability of our products. Building from the President’s American Patients First Blueprint, the Centers for Medicare & Medicaid Services (CMS) released an Advanced Notice of Proposed Rulemaking in October 2018, seeking comments on possible changes to certain Medicare Part B reimbursement mechanisms. Notably, one such proposal would introduce international reference pricing for pharmaceuticals in setting reimbursement for those medicines. While these proposals have not advanced through the regulatory process yet, some of these concepts have since been included in some proposed federal legislation.

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
In addition, completion of the merger is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approvals under the antitrust laws of certain specified foreign jurisdictions. The governmental authorities from which these authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger, including other potential transactions in the health care industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger. As a condition to authorization of the merger or related transactions, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of Bristol-Myers Squibb’s business after completion of the merger. With respect to authorization of the merger in the U.S., Bristol-Myers Squibb and Celgene remain actively engaged in discussions with the U.S. Federal Trade Commission (FTC) on the FTC’s continued review of the proposed merger. To allow the transaction to close on a timely basis in light of concerns expressed by the FTC, Bristol-Myers Squibb announced in June 2019 that it was planning the divestiture of OTEZLA®, which would be conditioned upon the closing of the proposed merger. Accordingly, on August 25, 2019, Celgene entered into an agreement with Amgen Inc. (Amgen) under which Amgen would acquire the OTEZLA® (apremilast) product line and related intellectual property, including any patents that primarily cover apremilast, and other specified assets and liabilities related to the OTEZLA® (apremilast) product line for $13.4 billion in cash (OTEZLA® Divestiture). The closing of the OTEZLA® Divestiture is contingent upon Bristol-Myers Squibb and Celgene entering into a consent decree with the FTC, the closing of the Bristol-Myers Squibb - Celgene Merger, and the satisfaction of other customary closing conditions. Under the terms of the merger agreement, Bristol-Myers Squibb is not required, and we are not permitted without Bristol-Myers Squibb’s consent, to take any actions or agree to any terms or conditions that would have, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the financial condition, business or results of operations of Celgene, Bristol-Myers Squibb and their respective subsidiaries, taken as a whole, after giving effect to the completion of the merger.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From April 2009 through September 2019, our Board of Directors approved purchases of up to $28.5 billion of our common stock. Approved amounts exclude share purchase transaction fees.

As of September 30, 2019, we had a remaining purchase authorization of approximately $2.8 billion. We did not repurchase any shares of our common stock during the three-month period ended September 30, 2019.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1
Asset Purchase Agreement dated August 25, 2019, by and between Celgene Corporation, as seller and Amgen Inc., as purchaser (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 26, 2019).

31.1*	Certification by the Company's Chief Executive Officer.

31.2*	Certification by the Company's Chief Financial Officer.

32.1*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from Celgene Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

Date:	October 31, 2019	By:	/s/ David V. Elkins
David V. Elkins
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)